Form 10-K
period 2004-07-31
COMMERCE ENERGY GROUP INC
filed 2004-11-15
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-32239

Commerce Energy Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0501090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Anton Boulevard, Suite 2000, Costa Mesa California 92626

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code

(714) 259-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, cannot be determined because there was no market for the registrant’s shares at that date.

      As of November 11, 2004, 30,519,290 shares of the Registrant’s common stock were outstanding.

PART I
Item 1. Business.
Item 1A. Executive Officers of the Registrant.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Disclosure Controls and Procedures.
Item 9B. Other Information.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 14. Principal Accounting Fees and Services.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
EXHIBIT 10.9
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.25
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 14.1
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

      Commerce Energy Group, Inc., a Delaware corporation (the “Registrant”), is the successor to Commonwealth Energy Corporation, a California corporation (the “Predecessor”), following consummation of a reorganization which was undertaken to effect the reorganization of the Predecessor into a Delaware holding company structure whereby the Predecessor became a wholly-owned subsidiary of the Registrant. Upon consummation of the Reorganization, the entire class of common stock, $0.001 par value per share of the Registrant became registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with Rule 12g-3(a) thereunder. The Registrant filed a registration statement with the U.S. Securities and Exchange Commission (the “Commission”) with respect to its common stock and related preferred stock purchase rights under Section 12(b) of the Exchange Act on Form 8-A on July 6, 2004, and a new Exchange Act file number (File No. 001-32239) was issued, replacing the Predecessor’s file number (File No. 000-33069), for use in periodic filings required under the Exchange Act and the rules and regulations thereunder.

FORWARD-LOOKING STATEMENTS

      You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to “the Company,” “we,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries.

      On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Annual Report on Form 10-K relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements.

      Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.

      In addition to the factors and other matters discussed under the caption “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for Commerce Energy Group, Inc. or our subsidiaries to differ materially from those discussed in forward-looking statements include:

•	regulatory changes in the states in which we operate that could adversely affect our operations;

•	our continued ability to obtain and maintain licenses from the states in which we operate;

•	the competitive restructuring of retail marketing may prevent us from selling electricity in certain states;

•	our dependence upon a limited number of third parties that generate and supply us electricity;

•	fluctuations in market prices for electricity;

•	our dependence on the Independent System Operator in each of the states where we operate, to properly coordinate and manage their electric grids, and to accurately and timely calculate and allocate the charges to the participants for the numerous related services provided;

•	our ability to obtain credit necessary to support future growth and profitability; and

•	our dependence upon a limited number of local electric utilities to transmit and distribute the electricity we sell to our customers.

      Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors.

PART I

Item 1.	Business.

Overview

      Commerce Energy Group, Inc., (“Commerce Energy or Commerce”), is a diversified energy services company. We provide retail electric power to our residential, commercial, industrial and institutional customers, provide consulting and technology services to energy-related businesses and provide energy transaction data management services. Commerce Energy is a holding company that operates through its wholly-owned operating subsidiaries: Commonwealth Energy Corporation, doing business as electricAmerica, (“electricAmerica”, “Commonwealth” or “Commonwealth Energy,”) Skipping Stone Inc., (“Skipping Stone,”) and UtiliHost, Inc., (“UtiliHost.”)

      Commerce operates through the following wholly-owned subsidiaries:

electricAmerica

      electricAmerica provides electric power to our residential, commercial, industrial and institutional customers in the deregulated California, Pennsylvania, Michigan and New Jersey electricity markets. Commonwealth Energy is licensed by the Federal Energy Regulatory Commission, or FERC, as a power marketer. In addition to the states in which electricAmerica currently operates, Commonwealth Energy is also licensed to supply retail electric power by applicable state agencies in New York, Maryland, Texas and Ohio.

Skipping Stone

      Skipping Stone, which we acquired in April 2004, provides energy-related consulting services and technologies to utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and investment banks.

UtiliHost

      UtiliHost provides managed back office services and energy transaction data management services to electricAmerica.

Company History

      Commerce Energy Group’s predecessor, Commonwealth Energy, was formed in California in August 1997. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce Energy and the stockholders of Commonwealth became stockholders of Commerce.

      As a result of the reorganization, (a) each issued and outstanding share of common stock of Commonwealth was exchanged, subject to exercise of dissenters’ rights by the Commonwealth’s stockholders, for a share of Common Stock, par value $0.001 per share, of Commerce Energy (“Commerce Common Stock”) and a right to purchase (each, a “Right”) one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of Commerce (“Junior Participating Preferred”) and (b) Commerce assumed the Commonwealth’s 1999 Equity Incentive Plan (the “Plan”), all outstanding obligations to issue common stock under the Plan and all outstanding stock options issued outside the Plan. The stockholders of Commerce hold the same relative percentage of Commerce common stock as they owned of Commonwealth common stock immediately prior to the reorganization, subject to the exercise of dissenters rights.

      Immediately prior to consummation of the reorganization, Commonwealth transferred ownership of the following four subsidiaries to Commerce Energy: Skipping Stone Inc., electricAmerica, Inc., UtiliHost, Inc., and electric.com, Inc. As a result of the transfer, these entities became subsidiaries of Commerce Energy. Commonwealth also contributed its TACT (Trans-Action Control Technology) and TRIUMPH (Total

Resource Internet Utility Management Power Host) proprietary software products that we have developed to provide outsourced services to our retail customers and certain other assets related to outsourcing services to UtiliHost, a wholly-owned subsidiary of Commerce Energy.

      Commerce was incorporated in the State of Delaware on December 18, 2003. Our executive offices are located at 600 Anton Boulevard, Suite 2000, Costa Mesa California 92626. Our telephone number is (714) 259-2500.

Industry Background

      Beginning in 1992, the U.S. electric utility industry began a process of deregulation, which primarily served to unbundle generation, transmission, distribution and ancillary services into separate components. In 1996, some states, and some of the utilities within those states, proceeded to allow their end-use customers direct access to marketers enabling them to purchase electricity from an entity other than the host or local utility in a competitive retail market. These proceedings created a new market participant known as Electricity Service Providers, or ESPs, such as Commerce. Presently, twenty-four states and the District of Columbia have either enacted enabling legislation or issued regulatory orders to proceed with retail access.

      As in other industries that have been deregulated, competition in the electric service industry is intended to provide consumers with a choice of multiple suppliers and is expected to promote product differentiation, lower costs and enhanced services. To obtain these benefits, customers in deregulated utility markets may choose to switch their electric supply service from their local utility to an alternative supplier.

      The electricity distribution infrastructure in place prior to deregulation remains largely unchanged, with the primary difference being that parties other than the local utility can utilize the delivery infrastructure by paying usage fees. ESPs use this established electricity network for the delivery of energy to their customers.

      Most electricity grids and wholesale market clearing activities are managed by a third party entity known as an Independent System Operator, or ISO, or regional transmission organization. The ISO is responsible for system reliability and ensures that physical electricity transactions between market participants are managed in such a way as to assure proper electricity reserve margins are in place, grid capacity is maintained, and supply and demand are in near perfect balance in real time.

      Retail electric marketers procure power supplies for delivery to end-use customers from a variety of wholesale power producers or merchant generation companies, either through term bilateral contracts or on a spot basis. In addition, short term daily or hourly supply requirements can be purchased or sold though the balancing markets operated by the ISO. The physical distribution of electricity to retail customers remains the responsibility of the local utility, which collects fees for use of its systems. Some states also enable the utility to provide additional services, such as reading meters, generating customer bills, collecting bills and taking requests for service changes or problems, while in other states the utility is not allowed, or chooses not to perform these services.

Core Products and Services

      Our primary business is retail sales of electricity to end-use customers under the brand name electricAmerica through our subsidiary Commonwealth Energy. We also provide consulting and technology professional services to utilities, electricity generators, wholesale energy merchants, and energy technology companies through our subsidiary, Skipping Stone. Additionally, our subsidiary, UtiliHost, offers energy commodity data transaction services utilizing its proprietary technologies and business processes.

      We engage in one industry segment. For information regarding our sales, operating profits and assets, see the financial statements included in Part II, Item 8 of this report, “Financial Statements and Supplementary Data.”

electricAmerica

      We offer electric service to customers under month-to-month, one year, or longer-term service contracts. The difference between the customers’ purchase price for energy and the sum of our wholesale electricity purchase costs and ancillary services costs provide us with a gross margin.

      All of the power we sell to our customers is purchased from third party power generators under long-term contracts and in the spot market. We do not own electricity generation facilities with the exception of small experimental renewable energy assets. The electric power we sell to end-user customers is metered and delivered to our customers by the local incumbent electric Utility Distribution Companies, or UDCs, or local utilities. The UDCs measure electric power usage, bill and collect for their distribution charges, and bill and collect our charges for electric commodity from most of our customers on our behalf. The Company does not have open lines of credit for direct unsecured borrowings or for letters of credit. Credit terms from our suppliers of electricity often require us to post collateral to support our energy purchases and to support our mark-to-market exposure with certain of our suppliers. We currently finance these collateral obligations with our available cash. To enable load shaping and balancing for our retail customer portfolio, we also buy and sell surplus electric power from and to other market participants when necessary.

      Electricity is a real-time commodity. As soon as it is produced, it must be simultaneously delivered into the grid to meet the demand of end users as it cannot be stored. We must effectively manage our purchased electricity supply and our customer demand to maintain profitability. We also manage the load shaping activity required by the variable electricity usage patterns of our retail customers; therefore, we may hold long or short energy positions. A long position occurs when we have committed to purchase more electricity than our customers need and a short position occurs when our customers’ needs exceed the amount of electricity we have committed to purchase. In both situations, we utilize the wholesale electricity spot market and ISO clearing markets to sell excess energy when we are long, and buy additional electricity when we are short. It would be impossible to completely hedge every delivery hour for all customers, therefore we will always have some exposure to volatility in wholesale market electric power price movement.

      Purchases and sales in the wholesale market are regulated by FERC, and we report on a regular basis to the U.S. Department of Energy. Weather, generation capacity, transmission, distribution and other market and regulatory issues also are significant factors in determining our wholesale procurement and sale strategies in each of the markets we serve.

Skipping Stone

      Skipping Stone offers a number of related professional consulting services and technologies to energy companies, such as utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and investment banks. Skipping Stone is focused on assisting clients with business process improvements, market research, training, Sarbanes-Oxley process level implementations, systems design and selection, and strategic and tactical planning for new market or merger activities. Additionally, through Skipping Stone’s technology center, the Company provides natural gas pipeline information to market participants and government customers through its capacitycenter.com service.

UtiliHost

      To provide managed back office services and transaction data management, we developed and offer proprietary software and service products TACTTM (Trans-Action Control Technology) and TRIUMPHTM (Total Resource Internet Utility Management Power Host). TACTTM acts as a data translator between trading partners, while TRIUMPHTM is a comprehensive, modular software package that calculates and manages back office processes such as customer enrollment, forecasting, metering, ancillary products, billing, accounts receivable, customer service and settlement. Currently, UtiliHost is providing services directly to electricAmerica for use in connection with electricAmerica’s electric service business. In the future, UtiliHost also intends to offer services directly to third party customers.

Investments

      We have investments in three energy technology companies: Encorp Inc. (formerly known as Envenergy, Inc.), Turbocor B.V. and Power Efficiency Corporation.

      Encorp Inc., or Encorp, is a developer of software and hardware for energy and facility management that enables energy usage and cost information to be gathered and disseminated for the benefit of its customers. As of July 31, 2004, we owned approximately 2.3% of Encorp.

      Turbocor B.V., or Turbocor, is a manufacturer of energy efficient compressors for commercial heating, air conditioning, and refrigeration applications. As of July 31, 2004, we owned approximately 9.3% of Turbocor.

      Power Efficiency Corporation, or PEC, markets its own brand of induction motor efficiency products that enhances motor performance and reduces energy consumption. As of July 31, 2004, we owned approximately 39.9% of PEC.

      These investments were originally held by Summit Energy Ventures, LLC, or Summit, which we formed in July 2001. Our initial (and only) capital contribution to Summit was $15 million. In April 2004, we reached an agreement with Summit’s investment manager, Northwest Power Management, or NPM, to terminate our relationship. As a result of the transaction and after April 30, 2004, the Company no longer retained an equity interest in or contractual relationship with Summit. After May 1, 2004, we retained direct ownership in the investments in the three portfolio companies previously held by Summit. Under the terms of the termination agreement, we retained the entire interests in Encorp and Turbocor previously held by Summit, and retained a portion of the interest in PEC that was previously held by Summit and not distributed to NPM in the settlement. We will no longer consolidate the financial results of PEC in our consolidated financial statements due to the reduction in our ownership percentage as part of the termination agreement. (See Note 9 of Notes to Consolidated Financial Statements).

Growth Initiatives

      We are working to broaden the scope of the energy-related products and services we provide to include natural gas, energy efficiency offerings, and additional outsourced services. Additionally, we are evaluating expansion of our core products and services into new deregulated markets and targeted customer classes. We expect to accomplish our growth objectives through a combination of organic growth initiatives, mergers and acquisitions, and joint ventures.

New Markets

      Currently, we actively market electricity in six UDC markets within California, Pennsylvania, Michigan and New Jersey. There are over twenty additional potential UDC markets that are open for direct access sales to end-use customers for both electricity and natural gas. We are evaluating each market to determine which are most advantageous to enter. We are also exploring opportunities to acquire existing portfolios of customers in targeted markets.

Natural Gas

      We are evaluating offering natural gas to our retail electric customers in the markets we currently serve in California, Pennsylvania, Michigan and New Jersey. All of these markets are currently open for direct access purchasing of natural gas from retail marketers. Our intent is either to develop this business organically or acquire an existing natural gas marketing business with infrastructure already in place.

Energy Efficiency

      We plan to offer a variety of energy efficiency products and services to our retail customers to assist them in better managing their energy loads. These offerings may include both hardware and facility management technologies and services. Our intent is to either partner with or acquire companies who are already established and engaged in providing energy efficiency products and services targeted to residential, commercial, industrial and institutional customers.

Outsourced Services

      We began expanding our outsourced services through Commonwealth under the brand name electricAmerica, to target load aggregation opportunities in September 2002, enabling California cities and counties to establish Community Choice Aggregation programs. Such programs allow cities and counties to aggregate their residential, commercial, industrial and municipal electric service customers into portfolios that can be supplied electric generation from ESPs and other non-utility providers. We market services to assist cities and counties in such efforts, and intend to provide them with required energy procurement, energy management, customer service and back-office services. We also market similar services for major commercial and industrial customers to meet their electricity demand requirements. The focus of the outsourced services strategy is to both leverage our core skills and technologies, and to diversify along the energy value chain with complimentary product offerings.

Our Customers and Markets

electricAmerica

      Currently, electricAmerica is actively selling electricity to customers in California, Pennsylvania, Michigan and New Jersey. We are also licensed to sell electricity in New York, Maryland, Texas and Ohio; however, we are not currently supplying customers in those markets. Our targeted customers include small and medium size businesses. We also serve residential customers in most markets. As of July 31, 2004, we are serving approximately 102,000 customers across all markets. We do not depend upon any one customer or a few major customers.

Skipping Stone

      Skipping Stone is currently engaged by over 100 clients under master agreements, with approximately 20 active engagements in any given month. Clients include utilities, wholesale energy merchants, natural gas pipelines companies, electricity generators, energy producers, and investment companies. The majority of our clients are based in North America with international clients from Japan, Korea, India, France, Canada and the United Kingdom.

UtiliHost

      Currently, UtiliHost does not have any active customers; however, there are several potential opportunities under development. We have realized significant savings by utilizing the UtiliHost technologies in our own operations, which has helped us to avoid large expenditures for third party software and services.

Electricity Supply

      We maintain a balanced portfolio of long term power purchases using industry standard bilateral contracts with a variety of wholesale suppliers ranging from one to two years through May 2006. We do not own generation assets, with the exception of small experimental renewable energy assets. Additionally, we buy and sell incremental volumes of electricity in the short-term or spot wholesale markets as necessary to manage load shaping to balance our electricity supply with our customers’ load requirements. We are not substantially dependent on any one supplier.

      Wholesale electricity is readily available from various sources in each of the markets in which we have customers. Based upon current information from our suppliers, we do not anticipate any shortage of supply. However, in the event of a supply shortage, there can be no assurance that we would be able to timely secure an alternative supply of electricity at prices comparable to our current long-term contracts, and the failure to replace a supplier in a timely manner at comparable prices could materially harm our operations.

      We employ industry standard risk management policies and procedures to control and monitor the risks associated with volatile commodity markets and to assure a balanced portfolio within tight risk tolerances.

Sales and Marketing

      We market and sell supplies of electricity to end-use customers in the states of California, Pennsylvania, Michigan and New Jersey. A variety of approaches are utilized in acquiring customers, including both inside and outside sales forces, consulting channels, web site enrollments and traditional marketing campaigns.

      The vast majority of our customers are acquired through our inside sales team, or contact center, which handles inbound calls from customers and makes outbound calls to targeted customers. Our contact center is responsible for procuring orders from smaller commercial customers. All customers acquired by the contact center agree to our terms of service through a third party voice log system. This sign-up device simplifies the switching process for these customers and shortens the sales cycle.

      Our outside sales team, Commercial and Industrial, or C&I Sales, is responsible for targeting medium and large commercial, industrial and institutional customers. Customers acquired by our C&I Sales enter into individualized written contracts. For this reason, the sales cycle is typically longer because the deal size is large and requires customized proposals to meet the customer’s needs. C&I Sales also works with third party energy consultants who procure energy supplies on behalf of commercial and industrial customers.

      We also use our electricAmerica website, www.electricAmerica.com, as a tool to help acquire customers. The website provides customers with detailed electric supply information in each territory that we serve and enables customers to complete application forms online, send us automated inquiries or helps customers find our toll-free telephone number, 1-800-ELECTRIC®.

      Traditional marketing campaigns, such as direct mail, billboards, trade show participation, and targeted market research are all designed to facilitate customer acquisition. We continually refine our marketing methodologies to target favorable customers based on changes in the electric marketplace.

      Our retail energy sales depend upon our ability to identify and enter into favorable energy markets, manage the cost of customer acquisition, and to achieve sufficient customer scale to create a profitable operating cost structure. Currently, we intend to:

•	Selectively enter retail energy markets that have rate structures, market rules, consumer demographics, energy consumption patterns, access to favorable electricity supply and risk management profiles that are designed to enable us to provide savings and flexibility to our customers at an acceptable margin.

•	Capitalize on the brand recognition of electricAmerica through our web site at www.electricAmerica.com and through our inbound toll-free number, 1-800-ELECTRIC.

•	Take advantage of the increasing consumer acceptance of online commerce, both directly through our web sites (www.electricAmerica.com and www.electric.com) and through traditional channels.

•	Develop strategic marketing alliances with established power suppliers to offer competitive electric products and services to targeted markets and customers.

•	Offer additional products and services to our customers, such as risk management pricing alternatives, outsourced services, consulting services, and, eventually, energy efficiency products and services.

Competition

electricAmerica

      In markets that are open to competitive choice of suppliers, there are generally three types of competitors, the local utilities, retail marketers and wholesale merchants. Competition is based primarily on price and customer service.

      In general, we believe our principal competitor in each market is the local utility or unregulated utility affiliate, primarily because the local utilities are usually already serving the customer. Increasing our market share depends on our ability to convince customers to switch to our service. The local utilities have the advantage of long-standing relationships with their customers and they have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do. In addition, local utilities have been subject to many years of regulatory oversight and thus have a significant amount of experience regarding the regulators’ policy preferences as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service. Local utilities may seek to decrease their tariffed retail rates to limit or to preclude the opportunities for competitive energy suppliers and otherwise seek to establish rates, terms and conditions to the disadvantage of competitive energy suppliers. There is an emerging trend among some local utilities to exit the power merchant function and actively encourage customers to leave their energy supply service. This is sometimes encouraged by the framework for deregulation within which the local utility operates. Recently, there have been several customer auctions held in which the local utility assigns its customers to winning retail marketer bidders. We have been successful in the customer auction process and plan to pursue more of these opportunities as they become available.

      Among the retail marketers and wholesale merchants, competition is most intense for the larger volume customers, such as large commercial and industrial accounts. Our target customers are the medium and smaller businesses, in which we rarely experience competition from the wholesale merchants, and in most markets, there are typically only two or three other retail marketers actively targeting the same accounts.

      Most customers who switch from the local utility do so for an economic benefit. Once switched, customer retention is based on continuing competitive pricing, reliability of supply and customer service. Our customer service record has enabled us to maintain a high customer retention rate.

      Some of our competitors, including local utilities, have formed alliances and joint ventures in order to compete in the restructured retail electricity industry. Many customers of these local utilities may decide to stay with their long-time energy provider if they have been satisfied with their service in the past. Therefore, it may be difficult for us to compete against local utilities and their affiliates for customers who are satisfied with their historical utility provider.

      In addition to competition from the local utilities and their affiliates, we may face competition from a number of other energy service providers, and other energy industry participants who may develop businesses that will compete with us in both local and national markets. We also may face competition from other nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than us.

Skipping Stone

      We face competition in selling consulting and outsourced services from a large variety of companies. These competitors may be engaged in the energy business, as we are, or from national and international management and information technologies firms.

Seasonality

      Our revenues are subject to fluctuations during the year; primarily due to the impact certain seasonal factors have on sales volumes and the wholesale prices of electricity. Electricity sales volumes are historically higher in the summer months for cooling purposes, followed by the winter months for heating and lighting purposes. Typically, fall and spring months volumes are modest due to the reduced demand for cooling or heating.

Governmental Regulation

      In states that have adopted deregulation, state public utility commissions, or PUCs, have authority to license and regulate certain of the activities of electric supply retailers. We are subject to regulation by the PUC in each state in which we sell of electric power. The requirements for licensing and the level of regulation vary from state to state. We are currently licensed by the applicable PUCs in California, Pennsylvania,

Michigan, New Jersey, New York, Maryland, Texas and Ohio. These licenses permit us to sell electrical power to commercial, industrial, institutional and residential customers.

      We are subject to regulation by various federal, state and local governmental agencies. Our wholesale purchases and sales are subject to the jurisdiction of the FERC under the Federal Power Act. We make wholesale sales of electricity pursuant to a Power Marketer certificate issued by FERC. While FERC does not generally regulate the rates, terms or conditions of these electricity sales, FERC has the authority to institute proceedings to identify transactions involving rates that are not just and reasonable due to market manipulation and to reverse or unwind such transactions to ensure just and reasonable rates.

      On September 20, 2001, the California PUC issued a ruling suspending direct access. Direct access refers to the right of retail electricity suppliers like us to actively seek new customers in California from the local utilities. This ruling permits retail electricity suppliers to keep their current customers and to solicit direct access customers served by other providers, but prohibits us from signing up new non-direct access customers in California for an undetermined period of time.

Employees

      As of July 31, 2004, we employed approximately 173 full-time and 2 part-time employees, including: 32 in administration, 16 in marketing and sales, and 127 in operations. None of our employees are covered by a collective bargaining agreement or are presently represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Intellectual Property

      Intellectual property assets include our proprietary software and service products (TACT and TRIUMPH), our 1-800-Electric telephone number and rights to our internet domain names (electric.com and electricAmerica.com). Also in fiscal 2004, we acquired Skipping Stone’s customer list, software and website. We believe that each of our intellectual property assets offer us strategic advantages in our operations. Their useful lives range from two to 20 years.

      Our strategy for protection of our trademarks is to routinely file U.S. federal and foreign trademark applications for the various word names and logos used to market our technology solutions to licensees and the general public. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided proper fees are paid and trademarks are continually used or licensed by us.

Item 1A.	Executive Officers of the Registrant.

Information About Our Executive Officers

      The following table sets forth information regarding our executive officers, including their respective business experience during the last five years and age as of October 22, 2004. Executive officers are elected by, and serve at the pleasure of, the Board of Directors.

      On November 11, 2004, a Special Committee of the Board of Directors of Commerce placed Mr. Carter, Chairman of the Board and Chief Executive Officer of Commerce and Commonwealth, on paid administrative leave, which will continue for an indefinite period not to exceed the remainder of the term of Mr. Carter’s employment agreement ending on January 31, 2005. Peter Weigand, President of Commerce and Commonwealth, will assume the duties of the principal executive officer of Commerce and its affiliated entities until the Board of Directors appoints a successor to Mr. Carter, subject to certain limitations imposed by the Special Committee of the Board of Directors. As part of these duties, Mr. Weigand will act as the “principal executive officer” of Commerce for purposes of all filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Name and Position	Age	Principal Occupation and Other Information

Ian B. Carter	66	Mr. Carter has been Chairman of the Board
Chairman, Chief Executive Officer		of Directors and Chief Executive Officer of Commerce since December 2003. He has served as Chairman and Chief Executive Officer of Commonwealth since January 2000, and was Commonwealth’s President from March 2003 to March 2004. During the preceding four month period prior to January 2000, he acted as Commonwealth’s Interim President. From October 1988 to August 1999, Mr. Carter operated his own businesses, including a mortgage banking firm and a merchant banking firm. Prior to that, Mr. Carter served as an investment specialist for Coldwell Banker Commercial Brokerage and worked as a Systems Engineer and Salesman with IBM. Mr. Carter also served in the United States Army serving in Vietnam, Europe and the Pentagon. Mr. Carter received his Bachelor of Science degree in Engineering from the United States Military Academy at West Point, New York, and his Masters in Business Administration in finance from the University of Southern California.
Peter Weigand	47	Mr. Weigand became President of Commerce
President		and Commonwealth in April 2004. He has also served on Commerce’s Board of Directors since April 2004. Since 1996, Mr. Weigand served as Chairman and Chief Executive Officer of Skipping Stone, an energy consulting and technology firm he founded. Prior to forming Skipping Stone, Mr. Weigand held senior management positions at several energy marketing companies. Mr. Weigand holds a Bachelor of Business Administration from Wichita State University.
Richard L. Boughrum	54	Mr. Boughrum became Senior Vice President,
Senior Vice President,		Chief Financial Officer of Commerce and
Chief Financial Officer		Commonwealth in April 2004. From January 2004 to April 2004, Mr. Boughrum served as an independent contractor with Skipping Stone. From April 1990 to November 2003, Mr. Boughrum was an investment banker with Goldman Sachs & Co. in New York. Mr. Boughrum is an honors graduate of the University of Illinois with a Bachelor of Science degree in Journalism. He also has a Masters of Science degree in Communications and a Masters in Business Administration in Finance from the University of Illinois.
John A. Barthrop	62	Mr. Barthrop has been a Senior Vice President,
Senior Vice President, General		General Counsel and Secretary of Commerce
Counsel and Secretary		since April 2004. Mr. Barthrop has served as General Counsel and Secretary of Commonwealth since May 1999. From August 1998 to May 1999, Mr. Barthrop practiced law with the firm of Eadington, Merhab & Eadington. From July 1996 to August 1998, he was a principal member of the business and litigation law firm of Smith, Sinek & Barthrop. Mr. Barthrop was an adjunct professor at Whittier College of Law. Mr. Barthrop obtained a Bachelor of Science degree from the University of Washington, and a Juris Doctorate degree from University of California, Hastings College of Law.

Item 2.	Properties.

      Our principal executive office is located in Costa Mesa, California. This facility houses our administration and operations. We lease approximately 38,677 square feet of office space at these premises pursuant to a sub-lease that expires on September 6, 2009.

      We also lease approximately 2,265 square feet of additional office space in Cherry Hill, New Jersey under a lease that expires in August 2005.

      In addition to the Commerce offices, Skipping Stone has offices in Boston, Massachusetts and Houston, Texas. The Boston office consists of approximately 4,200 square feet under a lease that expires in June 2005, and the Houston office consists of approximately 5,600 square feet under a lease that expires in February 2007.

      We believe that our leased property is in good condition, is well maintained and is adequate for our current and immediately foreseeable operating needs.

Item 3.	Legal Proceedings.

      On January 15, 2003, we filed a complaint in the United States District Court for the Central District of California entitled Commonwealth Energy Corporation v. Wayne Mosley, et al. (Case number CV03-00402-NM (RNBx)) against several dissident stockholders who we believed had illegally solicited proxies in connection with the annual meeting of stockholders on January 21, 2003. On February 6, 2003, we filed an amended complaint in this lawsuit asking the court to confirm that the Board of Directors had been legally elected by the stockholders and validating the inspector’s determination at the annual meeting that the proxy materials sent by defendants had violated several Securities and Exchange Commission rules and regulations and that the resulting proxies were invalid. On June 10, 2003, the court issued a default judgment against certain defendants, finding (a) we properly conducted the election at our annual meeting and the inspectors of election were correct in rejecting the proxies solicited by the group; (b) the inspectors of election counted the votes and proxies properly (and thus the elections results were validated); and (c) the challenged proxies violated Securities and Exchange Act Section 14(a) and Securities and Exchange Commission Rules 14a-4 and 14a-9, and were therefore invalid. Three members of the group, and all persons acting in concert with them, were ordered by the court to comply with all federal securities laws and Securities and Exchange Commission rules in any future attempts to solicit proxies. However, two additional defendants, who were not subject to the court’s earlier ruling, brought a counterclaim against us on November 14, 2003 alleging that our Board of Directors was not properly elected at the annual meeting. This action is currently pending and seeks an order voiding the results of the Board of Directors election at the 2003 annual meeting and compelling us to seat certain other persons whom they allege should have been elected to the Board. No damages are currently being sought by plaintiffs in this case. Commonwealth intends to defend these counter-claims vigorously.

      On February 14, 2003, we filed a complaint in the Orange County Superior Court against Joseph Ogundiji (Case number 03C03049) seeking a judicial declaration recognizing as invalid 80,000 shares of our capital stock that Mr. Ogundiji claims to hold. On April 11, 2003, Mr. Ogundiji filed and served an answer and cross-complaint alleging claims against us for breach of contract, conversion, declaratory relief, promissory estoppel, unlawful denial of voting rights pursuant to California Corporations Code Section 709, illegal stock dividends in violation of California Corporations Code Section 25120 and unjust enrichment. The cross-complaint seeks an unspecified amount of general and punitive damages. This matter is scheduled for trial on June 20, 2005.

      On November 20, 2003, we filed a Notice of Appeal in the California Court of Appeal’s Fourth Appellate District, Division Three, from a court order dated September 24, 2003 in Saline v. Commonwealth Energy Corp. (Orange County Superior Court case number 01CC13887). The appealed order was entered after the first of two trial phases and requires Commonwealth to recognize the shares of “other convertible preferred stock” held by plaintiff, Joseph Saline, a former director, as valid. A second phase of the trial is scheduled for January 18, 2005, Commonwealth recently prevailed on its motion for summary adjudication of Mr. Saline’s conversion claim, so only a breach of contract claim remains for trial. Another case brought by Mr. Saline, Saline v. Commonwealth Energy Corporation (Orange County Superior Court case number 01CC10657) has been consolidated with this case for trial on January 18, 2005. The remaining claims in the second case are allegations by Commonwealth and/or certain intervenor plaintiffs that Mr. Saline breached his fiduciary duties as a director, libeled the Company, and illegally tape recorded certain board meetings. In this second case, Mr. Saline has appealed the trial court’s denial of his motion to strike the libel claims and refusal to award him attorney’s fees related to his original claim concerning his access to corporate documents.

      On November 25, 2003, several stockholders filed a lawsuit against us in the United States District Court for the Central District of California entitled Coltrain, et al. v. Commonwealth Energy Corporation, et al. (Case number CV03-8560-FMC (RNBx)). The complaint purports to be a class action against us for violations of section 709 of the California Corporations Code. The plaintiffs allege that we failed to correctly count approximately 39,869,704 votes cast at the 2003 annual meeting and, as a result, the Board of Directors was not properly elected. Instead, the plaintiffs allege that four different persons would have been seated on the Board had the votes been tabulated in the manner advocated by the plaintiffs. This case involves identical issues of law and fact as the counterclaim discussed above in Commonwealth Energy Corporation v. Wayne Moseley, et al. and is currently pending. Commonwealth recently settled with one of the plaintiffs in this case, Coltrain. Commonwealth is vigorously defending this action.

      On April 19, 2004, Mr. Saline and Mr. Ogundiji filed an action in California Superior Court for Orange County (Case No. 04CC05038), alleging that Commonwealth Energy Corporation’s Board of Directors (other than Mr. Saline) breached their fiduciary duties and breached the covenant of good faith and fair dealing by approving and putting to a stockholder vote the recent reorganization plan, which resulted in Commonwealth becoming a wholly-owned subsidiary of Commerce Energy Group, Inc. In addition, they allege that Commonwealth improperly failed to hold an annual meeting within the time limits set by California Corporations Code Section 600, improperly used the reorganization to alter their rights as preferred stockholders, and improperly refused to hold a vote just among preferred stockholders regarding the reorganization. Up to this point in the litigation, Mr. Saline and Mr. Ogundiji have attempted to block the special meeting at which the reorganization was approved, to enjoin the reorganization, to unwind the reorganization and to de-list the shares of common stock of Commerce listed on the AMEX but were not successful. Because our directors are defendants in this case, pursuant to the terms of the indemnification agreements between Commonwealth and its directors, we are required to indemnify the directors to the fullest extent allowed by law. The indemnification agreement covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. Pursuant to the indemnification agreement, we are currently providing a joint defense with the directors in this action. This matter is scheduled for trial in September 12, 2005 and Commonwealth will defend vigorously.

      We are currently, and from time to time may become, involved in other litigation concerning claims arising out of our operations in the normal course of business. While we cannot predict the ultimate outcome of our pending matters or how they will affect our results of operations or financial position, management currently does not expect any of the legal proceedings to which we are currently a party, including the legal proceedings described above, individually or in the aggregate, to have a material adverse effect on our results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

      A special meeting of stockholders of Commonwealth Energy was held on May 20, 2004 for the purpose of (a) voting on a proposal, which we refer to as the “reorganization proposal,” to approve the Agreement and Plan of Reorganization by and among Commerce Energy Group, Inc., a wholly-owned subsidiary of Commerce Energy Group, Inc. and Commonwealth Energy Corporation and the merger provided thereby of Commonwealth Energy Corporation with a wholly-owned subsidiary of Commerce Energy Group, Inc., with Commonwealth Energy Corporation surviving as a wholly-owned subsidiary of Commerce Energy Group,

Inc., and (b) voting on a proposal to grant discretionary authority to adjourn or postpone the special meeting for the purpose of soliciting additional proxies.

      The reorganization proposal and the proposal to grant discretionary authority to adjourn or postpone the special meeting for the purpose of soliciting additional proxies were approved at the special meeting. The complete results of the voting at the special meeting has been previously reported in Commonwealth’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2004, filed with the Securities and Exchange Commission on June 14, 2004.

      On July 6, 2004, the holders of 411,000 shares of Commonwealth’s 609,000 outstanding shares of Series A Preferred Stock consented in writing to the conversion of their preferred shares into Commonwealth common stock prior to consummation of the reorganization. Pursuant to the Certificate of Designation for Commonwealth’s Series A Preferred Stock, upon the consent of holders of at least 66 2/3% of the Series A Preferred Stock to convert their shares, 100% of the shares of Commonwealth Series A Preferred Stock were converted into shares of Commonwealth common stock.

      On July 1, 2004, Commonwealth, as the sole stockholder of Commerce prior to the reorganization, approved the following by unanimous written consent: (a) the reorganization proposal; (b) the amendment and restatement of Commerce’s Certificate of Incorporation; (c) the amendment and restatement of Commerce’s bylaws; and (d) indemnification agreements for Commerce’s officers and directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

      On July 8, 2004, Commerce’s common stock began trading on the American Stock Exchange under the symbol “EGR.” The following table sets forth, the high and low sales price per share of common stock for the periods indicated, as reported on the American Stock Exchange:

Fiscal Year Ended July 31, 2004	High	Low

Fourth Quarter (beginning July 8, 2004)	$3.49	$1.25

Fiscal Year Ending July 31, 2005	High	Low

First Quarter	$2.00	$1.20

      As of November 11, 2004, the last reported sales price on the American Stock Exchange for Commerce’s common stock was $1.05 per share.

      Prior to July 8, 2004, there was no established public trading market for any class of Commerce Energy’s or Commonwealth’s equity securities.

Holders

      As of November 11, 2004, there were 2,419 holders of record of Commerce’s common stock.

Dividend Policy

      We have not declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividend for the foreseeable future. We presently intend to retain earnings to finance future operations, expansion and capital investment.

      Prior to July 2004, Commonwealth’s Series A convertible preferred stock provided for cumulative dividends that accrued at a rate of 10% per annum. During fiscal 2003 and fiscal 2004, Commonwealth declared and paid cash dividends of $92,100 and $107,568, respectively, on Commonwealth’s Series A convertible preferred stock. As of July 31, 2003, accrued cumulative unpaid dividends on our Series A convertible preferred stock were $90,548. On July 6, 2004, immediately prior to the reorganization, all 609,000 outstanding shares of Commonwealth’s Series A convertible preferred stock were converted to Commonwealth common stock by a vote of Commonwealth’s Series A convertible preferred stockholders. Accordingly, as of July 31, 2004, there were no shares of Commonwealth’s Series A convertible preferred stock outstanding, and no accrued dividends on shares of Series A convertible preferred stock.

      Prior to July 2004, Commonwealth recognized 392,000 shares of Other convertible preferred stock that accrued interest at rates of 12% to 14% per annum. The validity of these shares of preferred stock is the subject of pending litigation. See “Item 3. Legal Proceedings.” During fiscal 2003, Commonwealth did not declare or pay cash dividends on the Other convertible preferred stock. In fiscal 2004, Commonwealth declared and paid cash dividends of $73,507 on Commonwealth’s Other convertible preferred stock. Prior to the reorganization in July 2004, all of the shares Commonwealth’s Other convertible preferred stock were converted to Commerce common stock at the election of the Other convertible preferred stockholders. Accordingly, as of July 31, 2004, there were no shares of Commonwealth’s Other convertible preferred stock outstanding or accrued dividends on shares of Other convertible preferred stock.

Equity Compensation Plan Information

      Information concerning securities authorized for issuance under our equity compensation plans is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information,” and that information is incorporated herein by reference.

Recent Sales of Unregistered Securities

      In March 2004, Commonwealth sold 100,000 shares of common stock to Ian B. Carter, the Company’s Chief Executive Officer, in a private placement pursuant to the exercise of a stock option agreement. The transaction was exempt under Section 4(2) of the Securities Act of 1933 as one not involving any public offering.

      On July 6, 2004, Commonwealth issued 1,393,000 shares of common stock to the former holders of Commonwealth’s Series A convertible preferred stock and Other convertible preferred stock upon conversion of the Series A and Other convertible preferred stock in accordance with their respective terms. The transactions were exempt under Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities with existing security holders. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Issuer Purchases of Equity Securities

      The following table details our common stock repurchases for the three months ended July 31, 2004:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Maximum
Number (or
Approximate
			Total	Dollar
			Number of	Value) of
			Shares	Shares (or
			(or Units)	Units) that
		Average	Purchased as	May Yet Be
	Total	Price	Part	Purchased
	Number of	Paid Per	of Publicly	Under the
	Shares (or Units)	Share	Announced Plans	Plans
Period	Purchased	(or Unit)	or Programs	or Programs

May 1 — 31, 2004	—	—	—	—
June 1 — 30, 2004	—	—	—	—
July 1 — 31, 2004	603,697 (1)	$1.92	—	—

(1)	Represents shares repurchased from former stockholders of Commonwealth, pursuant to the exercise of dissenter’s rights in connection with the Company’s reorganization in July 2004.

Item 6.	Selected Financial Data.

      The selected financial data in the following tables sets forth (a) balance sheet data as of July 31, 2003 and 2004, and statement of operations data for the fiscal years ended July 31, 2002, 2003 and 2004 derived from our consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm, which are included elsewhere in this filing, and (b) balance sheet data as of July 31, 2000, 2001 and 2002, and statements of operations data for the fiscal years ended July 31, 2000 and 2001, derived from our consolidated financial statements audited by Ernst & Young LLP, which are not included in this filing. The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this filing.

	Fiscal Year Ended July 31,

	2000	2001	2002	2003	2004

	(Amounts in thousands except per share information)
Consolidated Statement of Operations Data:
Net revenue	$99,624	$183,264	$117,768	$165,526	$210,623
Direct energy costs	86,732	77,281	87,340	128,179	191,180

Gross profit	12,892	105,983	30,428	37,347	19,443
Operating expenses(1)	21,921	24,919	20,247	22,732	33,313

Income (loss) from operations	(9,029)	81,064	10,181	14,615	(13,870)
Initial formation litigation expenses	(116)	(276)	(1,671)	(4,415)	(1,562)
Provision for impairment on investments	—	—	—	—	(7,135)
Loss on termination of Summit	—	—	—	—	(1,904)
Loss on equity investments	—	—	(160)	(567)	—
Minority interest share of loss	—	—	—	187	1,185
Interest income, net	499	1,593	939	715	549

Income (loss) before provision for (benefit from) income taxes	(8,646)	82,381	9,289	10,535	(22,737)
Provision for (benefit from) income taxes	—	21,852	4,125	5,113	(1,017)

Net income (loss)	$(8,646)	$60,529	$5,164	$5,422	$(21,720)

Earnings (loss) per common share
Basic	$(0.30)	$2.06	$0.19	$0.19	$(0.77)

Diluted	$(0.30)	$1.77	$0.16	$0.18	$(0.77)

Weighted-average shares outstanding:
Basic	28,795	29,385	27,482	27,424	28,338

Diluted	28,795	34,152	31,536	30,236	28,338

	2000	2001	2002	2003	2004

Consolidated Balance Sheet Data:
Working capital	$12,803	$50,184	$58,841	$56,411	$58,105
Total assets	35,444	107,016	101,229	125,870	110,823
Stockholders’ equity	24,236	86,037	87,952	93,017	74,106

(1)	Includes stock-based compensation charges (reversals) of $445, $1,080, $(743), $0 and $636 in the fiscal years ended July 31, 2000, 2001, 2002, 2003 and 2004, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

      We are a diversified energy services company. We provide electric power to our residential, commercial, industrial and institutional customers in the deregulated California, Pennsylvania, Michigan and New Jersey electricity markets under the brand name electricAmerica. We are licensed by the Federal Energy Regulatory Commission, or FERC, as a power marketer. In addition to the states in which we currently operate, we are also licensed to supply retail electric power by applicable state agencies in New York, Maryland, Texas and Ohio.

      As of July 31, 2004, we delivered electricity to approximately 102,000 customers in California, Pennsylvania, Michigan and New Jersey. The growth of our business depends upon the degree of deregulation in each state, the availability of energy at competitive prices and credit terms, and our ability to acquire retail or commercial customers.

      Our core business is the retail sale of electricity to end-use customers. All of the power we sell to our customers is purchased from third party power generators under long-term contracts and in the spot market. We do not own electricity generation facilities, with the exception of small experimental renewable energy assets. The electric power we sell is generally metered and delivered to our customers by the local incumbent electric distribution utilities, or local utilities. The local utilities also provide billing and collection services for most of our customers on our behalf. To enable load shaping and balancing for our retail customer portfolio, we also buy and sell surplus electric power from and to other market participants when necessary.

      On April 1, 2004, we acquired Skipping Stone, Inc., or Skipping Stone, an energy consulting and technology firm. The aggregate purchase price for all of the outstanding Skipping Stone securities, which consists of common stock and vested options, was $3.1 million and the assumption of $0.6 million of debt, subject to limited restrictions and true-up provisions. The purchase price was paid through the issuance of Commonwealth common stock, which was valued at $1.92 per share. Skipping Stone’s revenue and operating results were less then 1% of our consolidated totals for the four months since its acquisition.

      On April 30, 2004, we reached an agreement with our investment manager, Northwest Power Management, or NPM, to terminate our relationship with Summit Energy Ventures, LLC, or Summit. As a result of the transaction, we no longer retain an equity interest or contractual relationship with Summit, and we retain and directly own investments in the three portfolio companies previously held by Summit. Under the terms of the agreement, we retain the entire interest in Encorp, Inc., or Encorp, and Turbocor B.V., or Turbocor, previously held by Summit, and we retain a portion of the interest in Power Efficiency, or PEC, that was previously held by Summit and not distributed to NPM in the settlement. We no longer consolidate the financial results of PEC in our consolidated financial statements due to a reduction in our ownership percentage to approximately 40%.

Market and Regulatory

California

      The 1996 California Assembly Bill, or AB, 1890 codified the restructuring of the California electric industry and provided for the right of direct access, or DA. DA allowed electricity customers to buy their power from a supplier other than the electric distribution utilities beginning January 1, 1998. On April 1, 1998, we began supplying customers in California with electricity as an Electric Service Provider, or ESP.

      The California Public Utility Commission, or CPUC, issued a ruling on September 20, 2001 suspending direct access. The suspension permitted us to keep current customers and to solicit DA customers served by other providers, but prohibited us from soliciting new non-DA customers for an indefinite period of time.

      In July 2002, the CPUC authorized Southern California Edison, or SCE, to implement a Historical Procurement Charge, or HPC, to repay debt incurred during the energy crisis. This amount is currently being collected by SCE as a $0.01 per kilowatt-hour, or kWh, surcharge on the retail electricity bill paid by our customers. SCE estimates that full payment could be achieved as soon as early 2006. While HPC does not directly impact our rate design or revenue, it may affect our ability to retain existing customers or compete for new customers.

      Senate Bill 1078, signed by the governor on September 12, 2002, established a Renewable Portfolio Standard program that requires retail sellers of electricity to increase the renewable energy content of their electricity deliveries, from sources such as small hydro, biomass, geothermal resources, and municipal solid waste conversion technologies. Retail sellers must meet a target of 20 percent renewable content in their electricity portfolio by December 31, 2017. Due to the slow ramp-up of this program, additional costs to us are not expected to be significant in the near future.

      Effective January 1, 2003, the CPUC authorized the electric distribution utilities to charge certain DA customers a surcharge to cover state power contract costs. The Direct Access Customer Responsibility Surcharge, or DA CRS, is currently fixed at $0.027 per kWh. DA CRS is only assessed to those DA customers who enrolled in DA on or after February 1, 2001. In the SCE service territory, the $0.027 DA CRS includes the $0.01 HPC. Those customers enrolled in DA prior to February 1, 2001, in the SCE service territory continue to pay only the $0.01 HPC. While this charge does not directly impact our rate design or revenue, it may affect our ability to retain existing customers or compete for new customers.

      In December 2003, Pacific Gas and Electric, or PG&E, and the CPUC reached a settlement in the PG&E bankruptcy. In February 2004, the CPUC approved a rate settlement agreement, which reduced overall customer rates in the PG&E service territory. DA bills have generally declined in the PG&E service territory and the lower rates have affected our revenue and profitability.

      Currently, four important issues are under review at the CPUC, a Resource Adequacy Requirement, a Renewable Portfolio Standard, Utilities Long Term Procurement Plans and the General Rate Cases of the electric distribution utilities. Additional costs to serve customers in California are anticipated from these proceedings, however, the CPUC decisions will determine the distribution of those costs across all load serving entities and ultimately the financial impact on us.

      In September 2004, AB 2006, which would have impacted DA, was vetoed by the governor. There are no economic impacts to our financial results as a result of that veto.

Pennsylvania

      In 1996, the Electricity Generation Customer Choice and Competition Act was passed. The law allowed electric customers to choose among competitive power suppliers beginning with one third of the State’s consumers by January 1999, two thirds by January 2000, and all consumers by January 2001. We began serving customers in the Pennsylvania territory in 1999. There are no current rate cases or filings regarding this territory that are anticipated to impact our financial results.

Michigan

      The Michigan state legislature passed two acts, the Customer Choice Act and Electricity Reliability Act, signed into law on June 3, 2000. Open access, or Choice, became available to all customers of Michigan electric distribution utilities, beginning January 1, 2002. We began marketing in Michigan’s Detroit Edison, or DTE, service territory in September 2002.

      In February 2004, the Michigan Public Service Commission, or MPSC, issued an interim order granting partial but immediate rate relief to DTE, our primary electric distribution utility market in Michigan. The order significantly reduced the savings of commercial customers who choose an alternative electric supplier, such as us. These changes have adversely affected our ability to retain some of our existing customers and obtain new customers, primarily among larger commercial customers.

      The Michigan Senate has energy restructuring language before it in various bills, supported by the electric distribution utilities, which could negatively impact competition in the Michigan electric market. The proposed changes to the Choice market in Michigan would place additional costs and burdens on competitive electricity suppliers, diminish incentives for customers to switch from the electric distribution utilities, and mandate transition charges for Choice customers. If these bills pass as currently drafted, they may impact our costs and prospects in the Michigan market.

New Jersey

      Deregulation activities began in New Jersey in November 1999 when the Board of Public Utilities approved the implementation plan. We began marketing in New Jersey in the Public Service Electric and Gas service territory in December 2003.

      The Basic Generation Service is the comparable utility price for small and large commercial accounts and includes a reconciliation charge which can change on a monthly basis. Reconciliation charge fluctuations can affect our ability to remain competitive against the comparable utility pricing.

Critical Accounting Policies and Estimates

      The following discussion and analysis of our financial condition and operating results are based on our consolidated financial statements. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to the consolidated financial statements. The accounting policies discussed below are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

•	Normal purchases and sales accounting — In fiscal 2004, we purchased substantially all of our power under long-term forward physical delivery contracts for supply to our retail electricity customers under long–term and full requirements sales contracts. We apply the normal purchase, normal sale accounting treatment to our forward purchase supply contracts and our customer sales contracts. Accordingly, we record revenue generated from our sales contracts as energy is delivered to our retail customers, and direct energy costs are recorded when the energy under our long-term forward physical delivery contracts is delivered. During fiscal 2004, we also used financial hedging, or derivative instruments, to hedge our commodity risks to a limited degree. At July 31, 2004, we had no positions in derivative instruments, however, we intend to use derivative instruments in the future as an efficient way of assisting in managing our price and volume risk in energy supply procurement for our retail customers. Some derivative instruments may not qualify as normal purchases and sales and may require mark-to-market accounting and the application of the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standard No. 133, or SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in future periods.

•	Independent system operator costs — Included in direct energy costs, along with electric power that we purchase, are scheduling coordination costs and other independent system operator, or ISO, fees and charges. The actual ISO costs are not finalized until a settlement process by the ISO is performed for each day’s activities for all grid participants. Prior to the completion of settlements (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends, current activity levels and preliminary information may differ from actual fees resulting in the need to adjust the previously estimated costs.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to a customer at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated by us to be the number of kilowatt-hours delivered, but not yet billed, multiplied by the current customer average sales price per kilowatt-hour.

•	Legal matters — From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.

Results of Operations

      The following table summarizes the results of our operations (dollars in thousands):

	Fiscal Year Ended July 31,

	2002		2003		2004

	Dollars	% Revenue	Dollars	% Revenue	Dollars	% Revenue

Retail energy sales	$96,960	82%	$153,430	93%	$205,028	97%
Excess energy sales	18,757	16%	6,496	4%	5,595	3%
Green power credits	2,051	2%	5,600	3%	—	—

Net revenue	117,768	100%	165,526	100%	210,623	100%
Direct energy costs	87,340	74%	128,179	77%	191,180	91%

Gross profit	30,428	26%	37,347	23%	19,443	9%
Selling, general and administrative expenses	20,247	17%	22,732	14%	29,920	14%
Reorganization and initial public listing expenses	—	—	—	—	3,393	2%

Income (loss) from operations	$10,181	9%	$14,615	9%	$(13,870)	-7%

      In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Fiscal Year Ended July 31, 2004 Compared to Fiscal Year Ended July 31, 2003

      Net revenue for fiscal 2004 was $210.6 million, an increase of $45.1 million, or 27%, from $165.5 million in fiscal 2003. Gross profit of $19.4 million for fiscal 2004 declined $17.9 million, or 48%, from $37.3 million in fiscal 2003.

      Our operating results for the year ended July 31, 2004 included a loss from operations of $13.9 million compared to income from operations of $14.6 million for the year ended July 31, 2003. The operating loss in fiscal 2004 was primarily due to the higher cost of electricity per kWh. The higher cost of electricity per kWh has been primarily caused by the substantial increase in natural gas prices, which is a significant influencing factor on electricity prices in the wholesale markets nationally. The higher costs related to serving our customers led to some customer attrition in California and Pennsylvania in the latter part of the fiscal year. Also, in California, demand was less than forecast and as a result, we sold our excess energy at lower prices then we paid, reducing gross margins.

      Net loss for fiscal 2004 was $21.7 million compared to net income of $5.4 million in fiscal 2003. In addition, to the above reasons, in fiscal 2004, we recorded a provision for impairment on investments of $7.1 million for investments previously held by Summit and subsequently, a loss of $1.9 million on the termination of the Summit venture.

Net Revenue

      The increase of $45.1 million in net revenue compared to the prior fiscal year resulted primarily from increased energy sales of $27.6 million in Pennsylvania, primarily due to increasing our customer base early in the fiscal year, and $25.4 million in Michigan due to increasing our customer sales base in fiscal 2004; and a $1.0 million increase due to entering the New Jersey market in fiscal 2004; offset by a decrease of $9.9 million in energy sales in California, primarily due to the price per kWh decline in fiscal 2004 and the absence of green power credits in fiscal 2004. In Pennsylvania, we sold 1,316 million kWh at an average price of $0.064 in the fiscal year ended July 31, 2004, as compared to 976 million kWh sold at an average price of $0.058 in the fiscal year ended July 31, 2003. The volume increase was primarily due to the acquisition of commercial customers towards the end of fiscal 2003. The price increase is primarily attributed to our targeting new commercial customers with higher average rates and a reduced number of residential customers in fiscal 2004. In Michigan, we sold 709 million kWh at an average price per kWh of $0.058 in fiscal 2004, as compared to 230 million kWh at an average retail price per kWh of $0.069 in the same period last year. Our volume increased as a result of our sales operations. In California, we sold 1,219 million kWh at an average price of $0.068 in fiscal 2004, as compared to 1,191 million kWh sold at an average price of $0.073 in fiscal 2003. In New Jersey, we sold 16 million kWh at an average price of $0.069 in fiscal 2004 compared to no sales in fiscal 2003, as we began to offer electric service in New Jersey in December 2003.

      The $5.6 million green power credits in fiscal 2003 represents the recovery from the reinstatement by the State of California Public Purpose Program to provide incentives to suppliers of renewable power to reduce the cost of such power to certain customers. This green power credit program was discontinued for periods after March 2003.

      We had approximately 102,000 retail customers at July 31, 2004, a decrease of 16,000, or 14%, from 118,000 at July 31, 2003. Customer attrition was 11% and 21% in California and Pennsylvania, respectively, from the prior fiscal year. These declines primarily are the result of our customer focus on increasing our commercial and industrial base, which have much higher average electricity usage and generally higher rates, while reducing the number of residential customers, which have much lower average usage and generally lower rates. The decline in our customer base is also partially attributed to increased energy costs to serve our customers.

Direct Energy Costs

      Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers, and energy-related taxes that cannot be passed directly through to the customer.

      Our direct energy costs increased to $191.2 million for fiscal 2004, an increase of $63.0 million, or 49%, from $128.2 million for fiscal 2003. The significant increase in direct energy costs per retail kWh delivered occurred in all states, primarily due to the increase of natural gas costs which is a significant factor influencing electricity costs in our markets. The increase in our customer base was also a contributing factor to the absolute increase in direct energy costs. In Pennsylvania, the average cost per kWh was $0.063 for the fiscal year ended July 31, 2004, as compared to an average cost per kWh of $0.059 for fiscal 2003. In Michigan, the average cost per kWh was $0.051 for the fiscal year ended July 31, 2004, as compared to an average cost per kWh of $0.059 for fiscal 2003. In California, the average cost per kWh was $0.058 for fiscal 2004, as compared to an average cost per kWh of $0.048 for fiscal 2003. In New Jersey, our new market in fiscal 2004, the average cost per kWh was $0.049 for fiscal 2004.

Selling and Marketing Expenses

      Our selling and marketing expenses were $4.1 million for fiscal 2004, a decrease of $0.1 million, or 4%, from $4.2 million for fiscal 2003. Selling and marketing expenses for fiscal 2004 primarily represent marketing efforts associated with our expansion into the New Jersey market, including radio and newspaper advertising and further market research conducted on certain states under consideration for future expansion. As part of our strategy of expanding into new markets, we expect to continue to incur these types of marketing and advertising cost.

General and Administrative Expenses

      Our general and administrative expenses were $25.9 million for fiscal 2004, an increase of $7.4 million, or 40%, from $18.5 million for fiscal 2003. The increase in fiscal 2004 was primarily due from the consolidation of PEC of $2.1 million through the third quarter of fiscal 2004; severance payments totaling $1.9 million related to the settlement of the employment contracts of our former Chief Operating and Chief Financial Officers; stock based compensation expense of $0.6 million for fully vested options that were granted in fiscal 2004 with an exercise price below fair market value on the grant date; relocation expenses of $0.5 million for our new officers; additional bad debt expense of $0.7 million and insurance costs of $0.6 million.

Reorganization and Initial Public Listing Expenses

      We incurred $3.4 million in fiscal 2004 of costs related to our reorganization into a Delaware holding company structure and the initial public listing of our common stock on the American Stock Exchange. Management believes it is appropriate to classify these costs as separately identified operating expenses. These general and administrative expenses incurred in connection with the reorganization included legal of $1.5 million, insurance of $0.9 million, consulting of $0.5 million, and printing and reproduction fees of $0.4 million, and accounting and auditing of $0.1 million.

Initial Formation Litigation Expenses

      In fiscal 2004, we incurred $1.6 million of initial formation litigation costs related to our formation compared to $4.4 million of such costs incurred during fiscal 2003. Initial formation litigation expenses include legal and litigation costs associated with the initial capital raising efforts by former employees, and the legal complications arising from those matters. The fiscal 2003 expense includes $2.2 million which was accrued in connection with a lawsuit filed by several former employees, who were employed during 1998 and 1999, exclusively to raise capital for us from outside investors. In fiscal 2004, we settled this litigation and the settlement resulted in a reduction of the accrual of $0.5 million after final settlement payments were made to the plaintiffs.

Provision for Impairment on Investments

      In fiscal 2004, we recorded a provision for impairment of $7.1 million on investments previously held by Summit, to reflect our percentage ownership in the net equity reflected in the financial statements of each investment entity. The impairments reflected continuing operating losses, liquidity and future funding uncertainties on all three investments. For Encorp, we recorded a $1.9 million provision for impairment with a remaining investment basis of $0.1 million in our consolidated financial statements. For Turbocor, we recorded a $4.1 million provision for impairment with no remaining investment basis in our consolidated financial statements. For PEC, we recorded a $1.1 million provision for impairment with no remaining investment basis after the provision for termination below to reflect our reduced investment ownership percentage in PEC shares. See Note 9 of Notes to Consolidated Financial Statements.

Loss on Termination of Summit

      In fiscal 2004, we recorded a loss on the termination of Summit of $1.9 million. The loss included contractually owed management fees and transaction costs of $1.6 million and a reduction of our ownership interest from 75.9% to 39.9% in PEC to reflect settlement and the termination of Summit. See Note 9 of Notes to Consolidated Financial Statements.

Loss on Equity Investments

      In fiscal 2003, we incurred a $0.6 million aggregate loss on equity investments which reflected our proportionate recognition of losses under the equity method of accounting relating to PEC and, to a lesser extent, Turbocor. By the end of fiscal 2003, Summit acquired a majority ownership position in PEC, thereby causing consolidation of PEC into our consolidated financial statements for the fiscal year ended July 31, 2003. The consolidation continued through April 30, 2004, when the termination agreement with Summit reduced our ownership percentage to 39.9%. By the end of our fiscal year ended July 31, 2003, Summit’s ownership interest in Turbocor had been reduced to a level at which we no longer exercised significant influence; accordingly, in the current fiscal year, we accounted for Turbocor under the cost method of accounting.

Minority Interest Share of Loss

      Minority interest share of loss represents that portion of PEC’s post-consolidation losses that were allocated to the non-Summit investors based on their aggregate minority ownership interest in PEC. For the fiscal year ended July 31, 2004 and 2003, the minority interest share of loss was $1.2 million and $0.2 million, respectively.

Interest Income, Net

      Our interest income, net was $0.5 million for fiscal 2004, a decrease of $0.2 million, or 23%, from $0.7 million in fiscal 2003. The decrease in interest income was primarily due to lower market yields realized on short-term investments.

Provision for (benefit from) Income Taxes

      The benefit from income taxes was $1.0 million for fiscal 2004, compared to the provision for income taxes of $5.1 million for fiscal 2003. In fiscal 2004, the benefit from income taxes was comprised of a write-down of deferred tax assets for $2.5 million offset by operating loss carrybacks of $3.5 million. Our effective income tax benefit rate was 4.5% for fiscal 2004, compared to an effective income tax rate of 48.5% for fiscal 2003. The decrease in the effective tax rate was primarily due to the increase in the valuation allowance for deferred tax assets.

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

Net Revenue

      Our net revenue for fiscal 2003 was $165.5 million, an increase of $47.7 million, or 41%, from $117.8 million in fiscal 2002. The increase is primarily due to increased energy sales in California of $10.4 million, Pennsylvania of $17.8 million and Michigan of $16.0 million, with the remaining increase due to higher green power credits by $3.5 million.

      We sold 1,191 million kWh at an average price per kWh of $0.073 in California during fiscal 2003, as compared to 1,111 million kWh sold at an average price per kWh of $0.069 during fiscal 2002. This increase in volume was due primarily to the acquisition of large commercial customers from other ESPs. The increase in price is primarily attributed to the higher price per kWh for excess energy in fiscal 2003 compared to fiscal 2002 partially offset by the historical procurement charge in the Southern California Edison territory. For a more complete discussion of the historical procurement charge and related CPUC activities see “Factors That May Affect Future Results — Historical procurement charges and customer rate changes could adversely affect our revenue and cash flows in the Southern California Edison utility district” in this Item 7. We sold 976 million kWh at an average price per kWh of $0.058 in Pennsylvania during fiscal 2003, as compared to 938 million kWh sold at an average price per kWh of $0.042 during fiscal 2002. This slight increase was due primarily to the acquisition of approximately 40,000 customers in Pennsylvania under a bid process that was a part of a regulatory electric utility restructuring in Pennsylvania. We sold 230 million kWh at an average price per kWh of $0.069 in Michigan during fiscal 2003, as compared to no sales during fiscal 2002.

      The increases in Michigan and Pennsylvania was primarily due to our increased customer base as we entered the Michigan market and gained market share in Pennsylvania.

      The $3.5 million, or 173%, increase in our fiscal 2003 green power credits was attributable primarily to the recognition in fiscal 2003 of green power credits for the final seven months of fiscal 2002 and the first eight months of fiscal 2003 when it became clear that they were recoverable due to the reinstatement by the State of California of the Public Purpose Program to provide incentives to suppliers of renewable power to reduce the cost of such power to certain customers. This green power credit program was discontinued after March 2003.

      We had approximately 118,000 retail customers at July 31, 2003, an increase of 29,000, or 33%, from 89,000 at July 31, 2002. This increase was due primarily to the successful acquisition of approximately 40,000 customers in Pennsylvania under a bid process. The addition of these customers occurred in May and June 2003. Our customer count, net of the 40,000 additions in Pennsylvania, was reduced due to our focus on increasing our commercial and industrial customer base, which have much higher average electricity usage, while reducing the number of residential customers, which have lower average electricity usage.

Direct Energy Costs

      Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers and related taxes that cannot be passed directly through to the customer. Our direct energy costs were $128.2 million for fiscal 2003, an increase of $40.9 million, or 47%, from $87.3 million for fiscal 2002. In California, the average cost per kWh sold was $0.048 during fiscal 2003, as compared to an average cost per kWh sold of $0.036 during fiscal 2002. In Pennsylvania, the average cost per kWh sold was $0.059 during fiscal 2003, as compared to an average cost per kWh sold of $0.050 during fiscal 2002. In Michigan, the average cost per kWh sold was $0.059 during fiscal 2003. Michigan was a new market for us in fiscal 2003. The fiscal 2003 increase in our direct energy costs was primarily attributable to increased kWh purchases to accommodate our entry into the Michigan market and additional customer deliveries in Pennsylvania as we gained market share. To a lesser extent, the fiscal 2003 increase was attributable to higher kWh prices paid as a result of increased natural gas prices incurred by our suppliers.

Selling and Marketing Expenses

      Our selling and marketing expenses were $4.2 million for fiscal 2003, an increase of $0.7 million, or 21%, from $3.5 million for fiscal 2002. The fiscal 2003 increase was primarily attributable to increased marketing efforts associated with our expansion into the Pennsylvania and Michigan markets.

General and Administrative Expenses

      Our general and administrative expenses were $18.5 million for fiscal 2003, an increase of $1.8 million, or 10%, from $16.7 million for fiscal 2002. The fiscal 2003 increase was primarily attributable to increases in legal expenses incurred in connection with litigation and the proxy contest related to our last annual meeting of stockholders, merit compensation increases, and increased premiums on directors and officers insurance, partially offset by certain cost savings achieved through the internalization of certain previously outsourced information technology capabilities. Our general and administrative expenses for fiscal 2002 were also reduced by a $0.7 million reversal of previously recognized stock-based compensation.

Initial Formation Litigation Expenses

      In fiscal 2003, we incurred $4.4 million of initial formation litigation costs related to our formation compared to $1.7 million of such costs incurred in fiscal 2002. The increase of $2.7 is primarily attributed to $2.2 million which were accrued in connection with a lawsuit filed by several former employees, who were employed during 1998 and 1999, exclusively to raise capital for us from outside investors.

Loss on Equity Investments

      We incurred a $0.6 million aggregate loss on equity investments for fiscal 2003, as compared to a $0.2 million aggregate loss for fiscal 2002. The loss on equity investments for fiscal 2003 primarily reflects our proportionate recognition of losses under the equity method of accounting from our consolidation of Summit; namely, the losses incurred by PEC through April 30, 2003, and, to a significantly lesser extent, Turbocor through January 2003. Effective May 1, 2003, we began consolidating PEC as Summit had obtained a majority ownership position in PEC. Effective February 1, 2003, because Summit’s ownership position in Turbocor had been reduced to a level at which it no longer exercised significant influence; we began accounting for Turbocor under the cost method of accounting. In contrast, fiscal 2002 primarily reflected our proportionate recognition under the equity method of accounting, from our consolidation of Summit, of the losses incurred by Turbocor and PEC from the dates of Summit’s initial equity investments in Turbocor and PEC, in January 2002 and June 2002, respectively.

Minority Interest Share of Loss

      Minority interest represents that portion of PEC’s post-consolidation losses that are allocable to the non-Summit investors based on their aggregate minority ownership interest in PEC.

Interest Income, Net

      Our interest income, net, was $0.7 million for fiscal 2003, a decrease of $0.2 million, or 24%, from $0.9 million for fiscal 2002. The fiscal 2003 net decrease resulted from a $0.6 million decrease in interest income, partially offset by a $0.4 million decrease in interest expense. The fiscal 2003 decrease in interest income primarily was attributable to lower yields realized on short-term investments and, to a significantly lesser extent, lower average investment balances. The fiscal 2003 decrease in interest expense primarily was attributable to the non-recurrence of $0.4 million of fiscal 2002 interest expense incurred in connection with borrowings under our then outstanding credit facility, which was terminated in June 2002.

Provision for Income Taxes

      Our provision for income taxes was $5.1 million for fiscal 2003, compared to $4.1 million for fiscal 2002. Our effective income tax rate was 49% for fiscal 2003, compared to 44% for fiscal 2002. The fiscal 2003 increase in our effective income tax rate was attributable primarily to an increase due to the expiration of certain stock options in fiscal 2003, the value of which was charged to expense for financial reporting purposes but not deductible for income tax purposes, partially offset by a decrease in our valuation allowance as a result of our utilization of net operating loss carry forwards for federal income tax purposes.

Liquidity and Capital Resources

      We have sustained our operations and funded our growth substantially with our working capital and internally generated cash flows from operations. Based upon our current plans, level of operations and business conditions, we believe that our cash and cash equivalents, and cash generated from our operations will be sufficient to meet our capital requirements and working capital needs for the foreseeable future. However, there can be no assurance that we will not be required to seek other financing in the future or that such financing, if required, will be available on terms satisfactory to us.

      We do not have open lines of credit for direct unsecured borrowings or for letters of credit. Credit terms from our suppliers of electricity often require us to post collateral against our energy purchases and against our mark-to-market exposure with certain of our suppliers. We currently finance these collateral obligations with our available cash. As of July 31, 2004, we had $4.0 million in restricted cash and cash equivalents to secure letters of credit required by our suppliers and $5.1 million in deposits pledged as collateral in connection with energy purchase agreements. We have granted a security interest in our Michigan accounts receivable as security for payment of energy purchases from an affiliate of the local utility. If our collateral needs increase, we will need to either increase the portion of our cash which will be restricted or find alternative means to finance our obligations, which may have an adverse effect on our liquidity.

      Our unrestricted cash and cash equivalents increased by $13.2 million, or 32%, to $54.1 at July 31, 2004, as compared with $40.9 million at July 31, 2003. Our working capital increased by $1.7 million, or 3%, to $58.1 million at July 31, 2004, from $56.4 million at July 31, 2003.

      Cash provided by operating activities for fiscal 2004 was $0.3 million, compared to $5.6 million in the prior year. In fiscal 2004, cash was provided primarily by a decrease in accounts receivable primarily due to the green power credit payment of $5.6 million received in October 2003, an increase in accounts payable of $4.7 million due primarily to increased energy purchases, and the costs related to the termination of Summit; offset by an increase in prepaid expenses of $5.7 million related primarily to prepaid gross receipts tax in March 2004 for Pennsylvania, which is directly driven by increased energy sales in Pennsylvania.

      Cash used in investing activities was $1.1 million in fiscal 2004, as compared to $1.5 million in fiscal 2003. Cash used in investments for the current fiscal year consisted of higher capital expenditures and in the prior year primarily due to the acquisition of the majority ownership of PEC and Summit investments.

      Cash provided by financing activities during fiscal 2004 was $14.0 million, as compared to cash used in financing activities of $6.3 million during fiscal 2003. In the current fiscal year, restricted cash and cash equivalents decreased by $15.0 million was primarily due to the cancellation of the fiscal 2003 required security for an appeals bond of $4.1 million related to a settled litigation, the $7.7 million net reduction of the required letters of credit secured by cash related to energy suppliers in fiscal 2003, and the remaining decrease was due to the use of Summit’s restricted cash for operations and termination of our relationship with Summit.

Planned Capital Expenditures

      Our planned capital expenditures for the fiscal year ending July 31, 2005 (“fiscal 2005”) are $1.7 million. Planned capital expenditures include computer hardware and software, office equipment and furniture. The expenditures are expected to be pro rata throughout the year and funded out of working capital.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements and have no transactions involving unconsolidated, limited purpose entities.

Contractual Obligations

      We currently are party to a number of supply contracts requiring us to purchase electrical power covering approximately 74% of our customers’ load servicing requirements for fiscal 2005 based on our forecast. As these contracts contain fixed prices at which we will be required to make such purchases, our future results of operations for the fiscal periods covered by these contracts will be significantly influenced by our ability to then resell this purchased electrical power to our customers at prices sufficient to cover our direct and indirect costs and to realize a profit.

      Our most significant operating lease pertains to our corporate office facilities. All of our other operating leases pertain to various equipment and technology. Certain of these operating leases are non-cancelable and contain clauses that pass through increases in building operating expenses. We incurred aggregate rent expense under operating leases of $704,000, $742,000, and $931,000 during fiscal 2002, 2003 and 2004, respectively.

      We have four executive employment agreements in existence at July 31, 2004 that commit us to pay future base salaries. Under these agreements, we may also be required to pay bonuses in the event of a change of control and/or upon early termination of employment. For a description of the change of control and severance bonuses with respect to our Named Executive Officers, see “Item 11. Executive Compensation — Employment Agreements.”

      The following table shows our contractual commitments as of July 31, 2004:

		Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Dollars in thousands)
Electricity purchase contracts	$103,521	$75,786	$27,735	$—	$—
Operating leases	4,017	1,240	2,691	86	—
Employment Agreements	2,350	1,100	1,250	—	—

Total	$109,888	$78,126	$31,676	$86	$—

Seasonal Influences

      Demand for electrical power is continually influenced, by both seasonal and abnormal weather patterns. To the extent that one or more of our markets experiences a period of unexpected weather, we may be required to either attempt to procure additional electricity to service our customers or to sell surplus electricity in the open market.

Factors That May Affect Future Results

If competitive restructuring of the electric markets is delayed or does not result in viable competitive market rules, our business will be adversely affected.

      The Federal Energy Regulatory Commission, or FERC, has maintained a strong commitment over the past seven years to the deregulation of electricity markets. This movement would seem to indicate the continuation and growth of a competitive electric retail industry. Twenty-four states and the District of Columbia have either enacted enabling legislation or issued a regulatory order to implement retail access. In 18 of these states, retail access is either currently available to some or all customers, or will soon be available. However, in many of these markets the market rules adopted have not resulted in energy service providers being able to compete successfully with the local utilities and customer switching rates have been low. Only recently have a small number of markets opened to competition under rules that we believe may offer attractive competitive opportunities. Our business model depends on other favorable markets opening under viable competitive rules in a timely manner. In any particular market, there are a number of rules that will ultimately determine the attractiveness of any market. Markets that we enter may have both favorable and unfavorable rules. If the trend towards competitive restructuring of retail energy markets does not continue or is delayed or reversed, our business prospects and financial condition could be materially adversely impaired.

      Retail energy market restructuring has been and will continue to be a complicated regulatory process, with competing interests advanced not only by relevant state and federal utility regulators, but also by state legislators, federal legislators, local utilities, consumer advocacy groups and potential market participants. As a result, the extent to which there are legitimate competitive opportunities for alternative energy suppliers in a given jurisdiction may vary widely and we cannot assure stockholders that regulatory structures will offer us competitive opportunities to sell energy to consumers on a profitable basis. The regulatory process could be negatively impacted by a number of factors, including interruptions of service and significant or rapid price increases. The legislative and regulatory processes in some states take prolonged periods of time. In a number of jurisdictions, it may be many years from the date legislation is enacted until the retail markets are open for competition.

      In addition, although most retail energy market restructuring has been conducted at the state and local levels, bills have been proposed in Congress in the past that would preempt state law concerning the restructuring of the retail energy markets. Although none of these initiatives has been successful, we cannot assure stockholders that federal legislation will not be passed in the future that could materially adversely affect our business.

We face many uncertainties that may cause substantial operating losses and we cannot assure stockholders that we can achieve profitability.

      We intend to increase our operating expenses to develop and expand our business, including brand development, marketing and other promotional activities and the continued development of our billing, customer care and power procurement infrastructure. Our ability to operate profitably will depend on, among other things:

•	Our ability to attract and to retain a critical mass of customers at a reasonable cost;

•	Our ability to continue to develop and maintain internal corporate organization and systems;

•	The continued competitive restructuring of retail energy markets with viable competitive market rules; and

•	Our ability to effectively manage our energy procurement and shaping requirements, and to sell our energy at a sufficient profit margin.

We may have difficulty obtaining a sufficient number of customers.

      We anticipate that we will incur significant costs as we enter new markets and pursue customers by utilizing a variety of marketing methods. In order for us to recover these expenses, we must attract and retain a large number of customers to our service.

      We may experience difficulty attracting customers because many customers may be reluctant to switch to a new supplier for a commodity as critical to their well-being as electric power. A major focus of our marketing efforts will be to convince customers that we are a reliable provider with sufficient resources to meet our commitments. If our marketing strategy is not successful, our business, results of operations and financial condition could be materially adversely affected.

We depend upon internally developed systems and processes to provide several critical functions for our business, and the loss of these functions could materially adversely impact our business.

      We have developed our own systems and processes to operate our back-office functions, including customer enrollment, metering, forecasting, settlement and billing. Problems that arise with the performance of our back-office functions could result in increased expenditures, delays in the launch of our commercial operations into new markets, or unfavorable customer experiences that could materially adversely affect our business strategy. Also, any interruption of these services could be disruptive to our business.

Substantial fluctuations in electricity prices or the cost of transmitting and distributing electricity could have a material adverse affect on us.

      To provide electricity to our customers, we must, from time to time, purchase electricity in the short-term or spot wholesale energy markets, which can be highly volatile. In particular, the wholesale electric power market can experience large price fluctuations during peak load periods. Furthermore, to the extent that we enter into contracts with customers that require us to provide electricity at a fixed price over an extended period of time, and to the extent that we have not purchased electricity to cover those commitments, we may incur losses caused by rising wholesale electricity prices. Periods of rising electricity prices may reduce our ability to compete with local utilities because their regulated rates may not immediately increase to reflect these increased costs. Energy Service Providers like us take on the risk of purchasing power for an uncertain load and if the load does not materialize as forecast, it leaves us in a long position that would be resold into the wholesale electricity market. Sales of this surplus electricity could be at prices below our cost. Conversely, if unanticipated load appears that may result in an insufficient supply of electricity, we would need to purchase the additional supply. These purchases could be at prices that are higher than our sales price to our customers. Either situation could create losses for us if we are exposed to the price volatility of the wholesale spot markets. Any of these contingencies could substantially increase our costs of operation. Such factors could have a material adverse effect on our financial condition.

      We are dependent on local utilities for distribution of electricity to our customers over their distribution networks. If these local utilities are unable to properly operate their distribution networks, or if the operation of their distribution networks is interrupted for periods of time, we could be unable to deliver electricity to our customers during those interruptions. This would results in lost revenue to us, which could adversely impact the results of our operations.

Historical procurement charges and customer rate changes in the Southern California Edison utility district could adversely affect our revenue and cash flows.

      Under a Settlement agreement with the California PUC, SCE was authorized to recoup $3.6 billion in debt incurred during the energy crisis of 2000-2001 from all customers. This debt was to be collected under the Procurement Related Obligations Account, or PROACT, from bundled (non direct access) customers and under the HPC from DA customers.

      In July 2002, the California PUC issued an interim order implementing the HPC sought by SCE. This interim order authorized SCE to collect $391 million in HPC charges from all DA customers by reducing their Procured Energy Credit, or PE Credit, by $0.027 per kWh beginning July 27, 2002. The lowered PE Credit continued until an exit fee for DA customers was approved by the CPUC. Effective January 1, 2003, it was reduced to $0.01 per kWh. For the fiscal year ended July 31, 2003, we estimate that HPC charges have impacted our sales and pretax earnings by a range of $4.8 million to $6.0 million. We are unable to precisely determine the actual HPC charges applied to our customers by SCE because there are different charges, by customer type, and this charge is only on the electricity usage above the monthly baseline usage allocation.

      On September 5, 2003 the CPUC issued Decision 03-09-016 granting SCE’s request to recover additional shortfall and authorizing the HPC balance to be revised to $473 million; however, the $0.01 per kWh monthly charge remained in place. As of August 1, 2003, SCE revised its billing methodology to a “bottoms-up” design effectively doing away with the PE Credit and the net effect of the HPC on our rates. While the HPC no longer discretely impacts our rate calculations, a recent SCE rate reduction includes the former impact of the HPC. This rate reduction will impact sales and pretax profit in the SCE district. The rate reduction will be in place in 2004 and will approximate the effect of the HPC dollar impact of 2003.

      Recently, SCE acknowledged that the PROACT debt was paid in full by bundled customers at the end of July 2003. As a result, on August 1, 2003, all SCE rates were lowered. As a direct result, to retain our customers in the SCE utility district, we lowered our customer rates proportionately. Our estimate of the annual financial impact of this rate reduction is a decline in sales and pretax profit during fiscal 2004, in the range of $3.0 to $3.5 million. This reduction is separate from, and in addition to, the HPC related reduction in 2003.

      These changes in the SCE service territory will continue to cause a significant impact on our revenue and cash flow; however, we currently do not expect they will preclude us from continuing to participate in the SCE market.

Some suppliers of electricity have been experiencing deteriorating credit quality.

      We continue to monitor our suppliers’ credit quality to attempt to reduce the impact of any potential counterparty default. As of July 31, 2004, the majority of our counterparties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time with no advance warning. A deterioration in the credit quality of our suppliers could have an adverse impact on our sources of electricity purchases.

If the wholesale price of electricity decreases, we may be required to post letters of credit for margin to secure our obligations under our long term energy contracts.

      As the price of the electricity we purchase under long-term contracts is fixed over the term of the contracts, if the market price of wholesale electricity decreases below the contract price, the power generator may require us to post margin in the form of a letter of credit, or other collateral, to protect themselves against our potential default on the contract. If we are required to post such security, a portion of our cash would become restricted, which could adversely affect our liquidity.

We are required to rely on utilities with whom we will be competing to perform some functions for our customers.

      Under the regulatory structures adopted in most jurisdictions, we will be required to enter into agreements with local utilities for use of the local distribution systems, and for the creation and operation of functional interfaces necessary for us to serve our customers. Any delay in these negotiations or our inability to enter into reasonable agreements with those utilities could delay or negatively impact our ability to serve customers in those jurisdictions. This could have a material negative impact on our business, results of operations and financial condition.

      We are dependent on local utilities for maintenance of the infrastructure through which electricity is delivered to our customers. We are limited in our ability to control the level of service the utilities provide to our customers. Any infrastructure failure that interrupts or impairs delivery of electricity to our customers could have a negative effect on the satisfaction of our customers with our service, which could have a material adverse effect on our business.

      Regulations in many markets require that the services of reading our customers’ energy meters and the billing and collection process be retained by the local utility. In those states, we will be required to rely on the local utility to provide us with our customers’ energy usage data and to pay us for our customers’ usage based on what the local utility collects from our customers. We may be limited in our ability to confirm the accuracy of the information provided by the local utility and we may not be able to control when we receive payment from the local utility. The local utility’s systems and procedures may limit or slow down our ability to create a supplier relationship with our customers that would delay the timing of when we can begin to provide electricity to our new customers. If we do not receive payments from the local utility on a timely basis, our working capital may be impaired.

In some markets, we are required to bear credit risk and billing responsibility for our customers.

      In some markets, we are responsible for the billing and collection functions for our customers. In these markets, we may be limited in our ability to terminate service to customers who are delinquent in payment. Even if we terminate service to customers who fail to pay their utility bill in a timely manner, we may remain liable to our suppliers of electricity for the cost of the electricity and to the local utilities for services related to the transmission and distribution of electricity to those customers. The failure of our customers to pay their bills in a timely manner or our failure to maintain adequate billing and collection programs could materially adversely affect our business.

Our revenues and results of operations are subject to market risks that are beyond our control.

      We sell electricity that we purchase from third-party power generation companies to our retail customers on a contractual basis. We are not guaranteed any rate of return through regulated rates, and our revenues and results of operations are likely to depend, in large part, upon prevailing market prices for electricity in our regional markets. These market prices may fluctuate substantially over relatively short periods of time. These factors could have an adverse impact on our revenues and results of operations.

      Volatility in market prices for electricity results from multiple factors, including:

•	weather conditions, including hydrological conditions such as precipitation, snow pack and streamflow,

•	seasonality,

•	unexpected changes in customer usage,

•	transmission or transportation constraints or inefficiencies,

•	planned and unplanned plant or transmission line outages,

•	demand for electricity,

•	natural gas, crude oil and refined products, and coal supply availability to generators from whom we purchase electricity,

•	natural disasters, wars, embargoes and other catastrophic events, and

•	federal, state and foreign energy and environmental regulation and legislation.

Our results of operation and financial condition could be affected by pending and future litigation.

      We are currently a defendant in several pending lawsuits. We believe our substantive and procedural defenses in each of these cases are meritorious, but we cannot predict the outcome of any such litigation. In addition, we may become subject to additional lawsuits in the future. If we are held liable for significant damages in any lawsuit, our operations and financial condition may be harmed. In addition, we could incur substantial expenses in connection with any such litigation, including substantial fees for attorneys and other professional advisors. These expenses could adversely affect our operations and cash position if they are material in amount.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in our preparation for our 2004 audit, we discovered an unreconciled energy accounting issue that caused us to restate our second and third quarter reported results. Our external auditor identified this issue as a reportable condition and a material weakness, which means that this was an issue that in the auditor’s judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In 2004, we devoted resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the reportable condition and material weakness in 2004, we are continuing to work to improve our internal controls, including in the area of energy accounting. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as of July 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending July 31, 2005. How companies should be implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors will apply these new requirements and test companies’ internal controls, are subject to uncertainty. Although we are diligently and vigorously reviewing our internal controls over financial reporting in order to ensure compliance with the new Section 404 requirements, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

      We have initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting through the period ended July 31, 2004. We anticipate that improvements will continue to be made.

Recent Accounting Standards

      In October 2004, the FASB concluded that SFAS No. 123R, “Share-Based Payment”, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. We will adopt SFAS No. 123R on July 1, 2005 and we do not believe the adoption will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      For our investments, we do not have or use any derivative instruments to hedge the financial risks, nor do we have any plans to enter into such instruments. We generally invest cash equivalents in high-quality, short-term credit instruments consisting primarily of high credit quality, short-term money market funds and insured, remarketable government agency securities with interest rate reset maturities of 90 days or less. We do not expect any material loss from our investments. We invest in short term instruments and believe that our potential interest rate exposure is not material. We do not currently invoice customers in any currency other than the United States dollar and we do not currently incur significant expenses denominated in foreign currencies. We believe that we are not currently subject to any significant risk as a result of currency fluctuations.

      Since we do not generate any of the electricity that we sell, our business has exposure to market volatility in prices of electricity. To mitigate risks associated with this price volatility, we have entered into a number of fixed-priced contracts for the purchase of electricity through the wholesale electricity market. Nevertheless, to the extent demand from our customers exceeds the supply we have obtained through fixed-price contracts, we are subject to wholesale price volatility risk.

      Based on fiscal 2004 kWh sold, an electricity price change of $0.01 per kWh, would have an estimated annual impact on our net revenue of:

California	$11.6 million
Pennsylvania	$14.0 million
Michigan	$7.1 million

      In fiscal 2004, we purchased substantially all of our power under long-term forward physical delivery contracts for supply to our retail electricity customers under long-term and full requirements sales contracts. We apply the normal purchase, normal sale accounting treatment to our forward purchase supply contracts and our customer sales contracts. Accordingly, we record revenue generated from our sales contracts as energy is delivered to our retail customers, and direct energy costs are recorded when the energy under our long-term forward physical delivery contracts is delivered. During fiscal 2004, we also used financial hedging, or derivative instruments, to hedge our commodity risks to a limited degree. At July 31, 2004, we had no positions in derivative instruments, however, we intend to use derivative instruments in the future as an efficient way of assisting in managing our price and volume risk in energy supply procurement for our retail customers. Some derivative instruments may not qualify as normal purchases and sales and may require mark-to-market accounting and the application of SFAS No. 133 in future periods.

      Since we had no short or long-term debt outstanding at July 31, 2004, our only exposure to interest rate risks is limited to our investment of excess cash balances in interest-bearing instruments. However, as our practice has been, and currently continues to be, to only invest in high-quality debt instruments with maturities or remarketing dates of 90 days or less, we currently are not materially susceptible to interest rate risks.

Item 8.	Financial Statements and Supplementary Data.

      The financial statement information, including the report of independent auditors, required by this Item 8 is set forth on pages F-1 to F-28 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth on page F-27 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Disclosure Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures. Our President, who has assumed the duties and responsibilities of the principal executive officer during the time that Mr. Carter is on administrative leave, and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. As a result of this evaluation which was conducted in the course of preparing our financial statements for the year ended July 31, 2004, and in connection with the corresponding audit by our independent auditors, Ernst & Young LLP, management has determined that our internal controls have not met our expectations.

      We have advised the Audit Committee of our Board of Directors that, in the course of preparing our year-end 2004 financial statements, we noted deficiencies in internal controls relating to the timely reconciliation of energy purchases and related sales.

      Our independent auditors, Ernst & Young LLP, have advised the Audit Committee that these internal control deficiencies constitute a reportable condition and a material weakness as defined in Statement on Auditing Standards No. 60. Immediately prior to the filing of this Annual Report on Form 10-K, we filed amended Quarterly Reports on Form 10-Q/ A for the periods ended January 31, 2004 and April 30, 2004. The amended Quarterly Reports principally restate prior reported results and include additional disclosures in the appropriate period as a result of finding the foregoing weakness in our internal controls.

      With the assistance of our advisors, we continue to evaluate and implement methods to improve our internal controls and procedures. We have taken the following corrective actions, some of which we began to implement as early as May 2004:

•	Established an energy accounting department to focus on reconciling the physical energy supply and delivery;

•	Established a risk management oversight committee to assure compliance with our risk management control objectives;

•	Hired a Director of Internal Audit, reporting directly to our Audit Committee, to monitor and review of adequacy of our internal controls;

•	Adopted improved accounting policies, procedures and internal controls for the periodic consolidated financial closing process including closer management review of physical energy reconciliations;

•	Improved the communication between operating, financial and management functions, and expanded our risk management reporting procedures; and

•	Upgraded our technology in risk management, energy accounting and risk management reporting.

      We have also designed and executed additional procedures to ensure that these disclosure and internal control deficiencies will not result in material misstatements in our consolidated financial statements contained in this Annual Report on Form 10-K, and will not result in material misstatements in our future financial results.

      Changes in Internal Control over Fincial Reporting. Other than as described above, there have been no material changes in our internal controls or in other factors that have materially affected or is reasonably likely to materially affect, internal controls subsequent to the date we carried out our evaluation.

Item 9B.	Other Information.

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information About Our Directors

      The Company’s Certificate of Incorporation and Bylaws, provide for a “classified” Board of Directors. The number of authorized directors is currently five. Currently, there is one Class I director, whose term expires at the first annual meeting of stockholders to be held after the completion of fiscal 2004; two Class II directors, whose terms expires at the second annual meeting of stockholders to be held after the completion of fiscal 2004; and two Class III directors, whose terms expire at the third annual meeting of stockholders to be held after the completion of fiscal 2004. The following table sets forth information regarding our directors, including their age as of October 22, 2004, and business experience during the past five years. Each of our directors has served continuously as one of our directors since the date indicated in the biography below.

Name and Position	Age	Principal Occupation and Other Information

Class I Director
Craig G. Goodman	54	Mr. Goodman has served as a director of Commerce Energy since December 2003. From 2002 to July 2004, Mr. Goodman served as a director of Commonwealth. Since 1997, Mr. Goodman has served as the President and Chief Executive Officer of the National Energy Marketers Association, a non-profit association representing a regionally diverse cross- section of wholesale and retail marketers of natural gas, electricity and energy-related products, services, information and technology. Between 1980 and 1997, Mr. Goodman served as a senior executive officer for two fortune 500 energy companies, and served as a senior energy and tax policy official in the Reagan and GHW Bush Administrations. Mr. Goodman is admitted to the bars of the states of Texas and Florida, as well as Washington, D.C. and the U.S. Supreme Court. Mr. Goodman received his bachelor’s degree with honors in economics from the University of Maryland and a Juris Doctorate degree with a concentration in international corporate law and economics from the University of Miami School of Law.

Name and Position	Age	Principal Occupation and Other Information

Class II Directors
Mark S. Juergensen	44	Mr. Juergensen has served as a director of Commerce Energy since December 2003 and as a director of Commonwealth since 2003. Mr. Juergensen has served as Vice President of Sales and Marketing for PredictPower, an energy solution software company he co-founded, since May 2000. From February 1995 to June 2000, he served in multiple leadership positions, including as a Commercial Manager, for Solar Turbines, Caterpillar’s gas turbine division. From February 1992 to February 1995, he served as Director of Management Services for Sterling Energy International, a power generation management consulting firm he co-founded. Mr. Juergensen received a Bachelor of Science degree in Electrical engineering from the University of Southern California.
Peter Weigand	47	Mr. Weigand has served as a director of Commerce Energy since April 2004. Mr. Weigand became President of Commerce and Commonwealth in April 2004. He has also served on Commerce’s Board of Directors since April 2004. Since 1996, Mr. Weigand served as Chairman and Chief Executive Officer of Skipping Stone, an energy consulting and technology firm he founded. Prior to forming Skipping Stone, Mr. Weigand held senior management positions at several energy marketing companies. Mr. Weigand holds a Bachelor of Business Administration from Wichita State University.

Name and Position	Age	Principal Occupation and Other Information

Class III Directors
Ian B. Carter	66	Mr. Carter has been the Chairman of the Board of Directors and Chief Executive Officer of Commerce Energy since December 2003. Mr. Carter has been Chairman and Chief Executive Officer of Commonwealth since January 2000, and was the President from March 2003 through March 2004. During the preceding four month period prior to January 2000, he acted as Interim President of Commonwealth. Mr. Carter has served as a director of Commonwealth since 1999. From October 1988 to August 1999, Mr. Carter operated his own businesses, including a mortgage banking firm and a merchant banking firm. Prior to that, Mr. Carter served as an investment specialist for Coldwell Banker Commercial Brokerage and worked as a Systems Engineer and Salesman with IBM. Mr. Carter also served in the United States Army serving in Vietnam, Europe and the Pentagon. Mr. Carter received his Bachelor of Science degree in Engineering from the United States Military Academy at West Point, New York, and his Masters in Business Administration in finance from the University of Southern California.
Robert C. Perkins	65	Mr. Perkins has served as a director of Commerce Energy since December 2003 and as a director of Commonwealth since 1999. Mr. Perkins has served as Chairman and Chief Executive Officer of Hospital Management Services, a provider of financial and management consulting services to hospitals and similar institutions, since June 1969. Mr. Perkins received his Bachelor of Science degree in accounting from Bob Jones University.

Audit Committee Financial Expert

      Our Board of Directors has determined that Robert C. Perkins, who serves as Chairman of the Audit Committee of our Board of Directors, is an Audit Committee Financial Expert. Mr. Perkins is independent, as the term is defined in Section 121(A) of the listing standards of the American Stock Exchange.

Information with Respect to Our Executive Officers

      Information regarding our executive officers is included in Item 1A of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission, or the SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during fiscal 2004, and except as disclosed in the following paragraph, our officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements during fiscal 2004.

      The following persons made late filings of reports under Section 16(a) of the Exchange Act that related to transactions that occurred during fiscal 2004: (a) Ian B. Carter, one of our directors and executive officers, filed late Forms 4 in connection with the exercise of an option to purchase shares of Commonwealth common stock in March 2004 and in connection with the grant of an employee stock option in August 2003; (b) Robert C. Perkins, one of our directors, filed late Forms 4 in connection with the grant of stock options in August 2003 and the conversion of shares of Commonwealth Series A Preferred Stock into Commonwealth Common Stock in July 2004; (c) Craig G. Goodman, one of our directors, filed a late Form 4 in connection with two purchases of Commerce common stock in September 2004; (d) Kenneth L. Robinson, our Corporate Controller, filed a late Form 3 in connection with his initial appointment and filed a late Form 4 in connection the grant of an employee stock option in August 2003; (e) Michael G. Nelson, at the time an executive officer of Commonwealth, filed a late Form 4 in connection with the grant of an employee stock option in December 2003; (f) Linda Guckert, at the time an executive officer of Commonwealth, filed a late Form 4 in connection with the grant of an employee stock option in August 2003; (g) Robert Gunnin, at the time an executive officer of Commonwealth, filed a late Form 3 in connection with his initial appointment; (h) Mark S. Juergensen, one of our directors, filed a late Form 4 in connection with the grant of a stock option in August 2003. In addition, to our knowledge, Joseph P. Saline, Jr., one of Commonwealth’s directors during fiscal 2004, has yet to file a Form 3 in connection with his initial appointment as a director and has not filed any Forms 4 with respect to any purchases or sales of our securities.

Code of Ethics

      We have adopted a code of ethics, entitled the “Commerce Energy Group, Inc. Code of Business Conduct and Ethics,” which applies to, among others, our directors, our principal executive officer, our principal financial officer, our principal accounting officer and all of our other officers and employees. A copy of the Commerce Energy Group, Inc. Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report on Form 10-K. We intend to disclose amendments to or waivers from a required provision of the Commerce Energy Group, Inc. Code of Business Conduct and Ethics by including such information as an exhibit in future filings.

Item 11.	Executive Compensation

Compensation of Our Directors

      Directors who also are our employees are not paid any fees or remuneration, as such, for their service on the Board of Directors or on any Board committee.

      Cash Compensation. Each non-employee director is paid a quarterly retainer in the amount of $8,000, a fee of $1,000 for each Board meeting which the Board member attends in person and a fee of $750 for each Board meeting which the Board member attends telephonically. Directors who served on Board committees (other than the chairman of such committee) is paid $750 for each committee meeting the Board member attends in person and a fee of $500 for each Committee meeting which the Board member attends telephonically. Committee chairpersons are paid $1,000 for each committee meeting the chairperson attends, whether in person or telephonically. In addition, each non-employee director who resides outside the Southern California area is entitled to receive reimbursement for reasonable travel expenses in accordance with our travel expense policy, with respect to each Board or Board Committee meeting that such non-employee director attends in person.

      Stock Options. Prior to fiscal 2004, stock options were awarded to non-employee directors on a case-by-case basis as determined by the Board of Directors. In recognition of their service on Commonwealth’s Board from fiscal 2000 through fiscal 2003, Commonwealth agreed to issue certain stock options to Junona A. Jonas,

Robert C. Perkins, Craig G. Goodman and Mark S. Juergensen. In August 2003, in fulfillment of these agreements, Commonwealth granted the following stock options to these directors:

	Number of
	Shares
	Underlying
	Options		Expiration
Name	Granted	Exercise Price	Date

Robert C. Perkins	100,000	$2.75	8/29/2013
	50,000	$2.75	8/29/2013
	50,000	$1.86	8/29/2013
	20,000 (1)	$1.86	8/29/2013
	80,000 (1)	$1.00	8/29/2013
Craig G. Goodman	50,000	$2.50	8/29/2013
	50,000	$2.75	8/29/2013
	50,000	$1.86	8/29/2013
Junona A. Jonas	50,000	$2.50	8/29/2013
	50,000	$2.75	8/29/2013
	50,000	$1.86	8/29/2013
Mark S. Juergensen	37,500	$1.86	8/29/2013

(1)	Represents stock options issued to Mr. Perkins in connection with a Settlement Agreement and Release entered into between Mr. Perkins and Commonwealth in August 2003 with respect to a dispute between us and Perkins as to the number and terms of certain options to purchase shares of our common stock that had been promised to Mr. Perkins in 1999, 2001 and 2002.

      Beginning in fiscal 2004, each non-employee director who first becomes a member of the Board will be granted an option to purchase 50,000 shares of our common stock pursuant to the Plan upon appointment or election to the Board, with the following terms and conditions: (a) the options shall be subject to all terms and conditions of the Plan; (b) the options shall vest quarterly at a rate of 12,500 shares on each three-month anniversary of the date of grant, with any unvested shares being forfeited if the Board member’s service is terminated; (c) the options shall have a term of 10 years from the date of grant; (d) any vested options may be exercised, during the time the Board member is serving as a director or after such person ceases to be a director, prior to the expiration of the term of the option; and (e) the exercise price shall be the fair market value (as defined in the Plan) of the our common stock on the date of grant.

      In addition, each non-employee member of the Board will be granted an option to purchase 50,000 shares of our common stock pursuant to the Plan, effective as of the close of business on the date of each annual meeting of stockholders at which such non-employee Director is elected a non-employee Director, with the following terms and conditions: (a) the options shall be subject to all terms and conditions of the Plan; (b) the options shall vest quarterly at a rate of 12,500 shares on each three-month anniversary of the date of grant, with any unvested shares being forfeited if the Board member’s service is terminated; (c) the options shall have a term of 10 years from the date of grant; (d) any vested options may be exercised, during the time the Board member is serving as a director or after such person ceases to be a director, prior to the expiration of the term of the option; and (e) the exercise price shall be the fair market value (as defined in the Plan) of our common stock on the date of grant.

      Each non-employee director is also eligible to receive awards under our 1999 Equity Incentive Plan, which we refer to as the Plan, a discretionary stock option plan. Except as described above, no stock options were issued to our directors for services under the Plan during fiscal 2004.

Compensation of Our Executive Officers

      We are required by the SEC to disclose compensation paid by us during the last three fiscal years to (a) our Chief Executive Officer; (b) our four most highly compensated executive officers (other than the

Chief Executive Officer) who were serving as executive officers at the end of fiscal 2004; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (a) and (b) above but for the fact that the individual was not serving as an executive officer at the end of fiscal 2004; provided, however, that no disclosure need be provided for any executive officer, other than the Chief Executive Officer, whose total annual salary and bonus does not exceed $100,000. Accordingly, we are disclosing information regarding compensation paid by us during the last three fiscal years to (a) Ian B. Carter (our Chief Executive Officer); (b) Peter Weigand (our President), Richard L. Boughrum (our Chief Financial Officer), and John A. Barthrop (our General Counsel and Secretary), the three most highly-compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2004 and whose salary and bonus exceeded $100,000; and (c) Richard L. Paulsen, (Commonwealth’s former Chief Operating Officer) and James L. Oliver (Commonwealth’s former Chief Financial Officer), for whom disclosure would be required as two of the Company’s most highly-compensated executive officers, but for the fact that they were not serving as executive officers of the Company at the end of fiscal 2004. All of these officers are referred to in this Annual Report as the “Named Executive Officers.”

Summary Compensation Table

      The following table sets forth for each of the past three fiscal years, all compensation received for services rendered in all capacities by the Named Executive Officers.

						Long Term Compensation

	Annual Compensation					Awards	Payouts

							Securities
				Other		Restricted	Underlying		All
	Fiscal			Annual		Stock	Options/	LTIP	Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation		Award(s)	SARs	Payout	Compensation

Ian B. Carter	2004	$467,404	$87,500	$33,156	(2)	—	600,000	—	$167,000	(3)
Chief Executive Officer,	2003	402,062	100,000	31,102	(2)	—	—	—	—
and Chairman of the	2002	314,988	495,000	62,553	(2)	—	3,800,000	—	—
Board
John A. Barthrop	2004	233,124	72,000	16,313	(4)	—	125,000	—	—
General Counsel	2003	202,527	55,500	18,132	(4)	—	—	—	86,880	(3)
	2002	182,016	55,500	16,203	(4)	—	500,000	—	—
Peter Weigand	2004	130,769	—	1,547	(6)	—	600,000	—	—
President(5)	2003	—	—	—		—	—	—	—
	2002	—	—	—		—	—	—	—
Richard L. Boughrum	2004	114,423	—	1,873	(8)	150,000	500,000	—	—
Chief Financial Officer(7)	2003	—	—	—		—	—	—	—
	2002	—	—	—		—	—	—	—
Richard L. Paulsen	2004	318,413	80,000	12,872	(10)	—	—	—	1,519,915	(11)
Former Chief Operating	2003	360,066	75,000	23,823	(10)	—	—	—	—
Officer(9)	2002	310,000	140,000	22,046	(10)	—	—	—	—
James L. Oliver	2004	139,417	72,000	10,649	(13)	—	—	—	172,000	(14)
Former Chief Financial	2003	201,088	55,500	18,124	(13)	—	125,000	—	—
Officer(12)	2002	171,000	89,813	19,966	(13)	—	375,000	—	—

(1)	Bonus compensation is determined pursuant to employment agreements and/or by the Compensation Committee and is generally based upon performance measured on a fiscal year basis.

(2)	For Mr. Carter, the amount attributable to perquisites consists of automobile allowance of $15,600 in each of the fiscal years, and reimbursement primarily for medical insurance of $17,556, $15,502 and $46,953 for fiscal 2004, 2003 and 2002, respectively.

(3)	Represents the positive difference between the valuation of our common stock as of the date stock options were exercised by Named Executive Officer and the exercise price of the options.

(Footnotes continued on the next page.)

(Footnotes continued from the proceeding page.)

(4)	For Mr. Barthrop, the amount attributable to perquisites consists of automobile allowance of $7,200 in each of the fiscal years, and reimbursement primarily for medical insurance of $9,113, $10,932 and $9,003 for fiscal 2004, 2003 and 2002, respectively.

(5)	Mr. Weigand joined the Company on April 1, 2004.

(6)	For Mr. Weigand, the amount attributable to perquisites in fiscal 2004 consists primarily of reimbursement for medical expenses of $1,547.

(7)	Mr. Boughrum joined the Company on April 1, 2004.

(8)	For Mr. Boughrum, the amount attributable to perquisites in fiscal 2004 consists primarily of reimbursement for medical expenses of $1,873.

(9)	Mr. Paulsen served as Commonwealth’s Chief Operating Officer until March 16, 2004.

(10)	For Mr. Paulsen, the amount attributable to perquisites consists of automobile allowances of $5,600, $8,800 and $9,600 for fiscal 2004, 2003 and 2002, respectively, and reimbursement primarily for medical insurance of $7,272, $15,023 and $12,446 for fiscal 2004, 2003 and 2002, respectively.

(11)	Represents severance payments made to Mr. Paulsen in connection with his resignation as an executive officer and employee of Commonwealth.

(12)	Mr. Oliver served as Commonwealth’s Chief Financial Officer until February 20, 2004

(13)	For Mr. Oliver, the amount attributable to perquisites consists of automobile allowances of $4,200, $7,200 and $8,600 for fiscal 2004, 2003 and 2002, respectively, and reimbursement primarily for medical insurance of $6,449, $10,924 and $11,396 for fiscal 2004, 2003 and 2002, respectively.

(14)	Represents severance payments made to Mr. Oliver in connection with his resignation as an executive officer and employee of Commonwealth.

Stock Option Grants.

      Stock Option Grants. The following table shows stock option grants to the Named Executive Officers during fiscal 2004.

Option/ SAR Grants in Last Fiscal Year

	Individual Grants
						Potential Realizable
			Exercise			Value at Assumed
	Number of	Percent of	or Base			Annual Rates of Stock
	Securities	Total Options/	Price			Price Appreciation for
	Underlying	SARs Granted	Per			Option Term(3)
	Options/SARs	to All	Share	Expiration
Name	Granted (#)(1)	Employees	($)(2)	Date		5% ($)	10%

Ian B. Carter	600,000 (4)	18.2%	$2.50 (5)	1/1/2010		$81,914	$640,449
John A. Barthrop	125,000	3.8%	$1.92	4/1/2014	(6)	$150,935	$382,498
Peter Weigand	600,000	18.2%	$1.92	4/1/2014	(7)	$724,487	$1,835,991
Richard L. Boughrum	500,000	15.2%	$1.92	4/1/2014	(7)	$603,739	$1,529,993
Richard L. Paulsen	—	—	—	—		—	—
James L. Oliver	—	—	—	—		—	—

(1)	Upon a change in control of the Company (as defined in the stock option agreements relating to the respective plans), the options shall, notwithstanding the installment vesting provisions, become immediately exercisable in full.

(Footnotes continued on the next page.)

(Footnotes continued from the proceeding page.)

(2)	Except as indicated, all options were granted at the fair market value on the date of grant, as determined by the Compensation Committee of the Board on the date of grant.

(3)	We are required by the SEC to use 5% and 10% assumed rate of appreciation over the option term. This does not represent our estimate or projection of the future common stock price. If the common stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

(4)	These options were granted pursuant to the terms of Mr. Carter’s employment agreement, which provides for an annual grant of options to purchase up to 300,000 shares of the Company’s Common Stock upon meeting or exceeding the Company’s financial performance objectives as set forth in its business plan. The Company exceeded the applicable performance goals in 2002 and 2003, entitling Mr. Carter to an option to purchase 300,000 shares of the Company’s Common Stock for each year. These options were granted in fiscal 2004 and were fully vested on the date of grant.

(5)	These options were granted at the price required by the terms of Mr. Carter’s employment agreement.

(6)	Nonqualified stock options which were fully vested on the date of grant.

(7)	Nonqualified stock options which vest 25% immediately and the remainder pro rata over a four year period from the date of grant.

Option Exercises/ Fiscal Year End Value.

      The following table shows stock option exercises and the value of unexercised stock options held by the Named Executive Officers during fiscal 2004.

Aggregated Option/ SAR Exercises in Last Fiscal Year

and FY-End Option/ SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARs at Fiscal		Options/SARs at Fiscal
		Value	Year-End (#)		Year-End ($)(2)
	Shares Acquired	Realized
Name	on Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Ian B. Carter	100,000	$167,000	3,050,000	1,250,000	$115,000	—
Peter Weigand	—	—	150,000	450,000	—	—
John A. Barthrop	—	—	500,000	125,000	—	—
Richard L. Boughrum	—	—	125,000	375,000	—	—
Richard L. Paulsen	—	—	—	—	—	—
James L. Oliver	—	—	500,000	—	—	—

(1)	Represents the positive difference between the valuation of $1.92 per share of common stock as of the date the options were exercised and the $0.25 exercise price of the options. There was no market value for the common stock prior to our public listing in July 2004. This valuation was made by our Board of Directors for accounting and financial reporting purposes and does not reflect actual transactions.

(2)	Represents the positive difference between the closing price of Commerce’s common stock on the American Stock Exchange on July 30, 2004 (the last trading day of fiscal 2004), which was $1.65 per share, and the $0.50 exercise price of the options.

Employment Agreements

      Ian B. Carter. Mr. Carter serves as our Chairman and Chief Executive Officer. We entered into an employment agreement with Mr. Carter on January 1, 2000. Mr. Carter’s employment agreement was amended on November 1, 2000 and March 15, 2004. The agreement, as amended, provides for Mr. Carter’s employment through January 31, 2005 with both Commonwealth and Commerce Energy.

      Mr. Carter is currently entitled to a minimum base salary of $500,000. In addition, Mr. Carter is entitled to receive a bonus of $100,000 and any additional discretionary cash bonus based on our results of operations. Mr. Carter’s base salary may be increased from time to time by the Board of Directors. Pursuant to his employment agreement, we granted to Mr. Carter an option to purchase 700,000 shares of Common Stock at an exercise price of $2.50 per share, expiring on January 1, 2010, with 300,000 options vested immediately and an additional 100,000 options vesting on each January 1 annually through 2004. Pursuant to his employment agreement, we also granted Mr. Carter additional options to purchase up to 3,500,000 shares of Common Stock, which vest upon satisfaction of the following performance criteria (a) completion of the audit of our July 31, 2000 consolidated financial statements — 500,000 shares; (b) settlement of the California Department of Corporations investigation — 250,000 shares; (c) settlement of the California Public Utilities Commission investigation — 500,000 shares; (d) completion of liquidity event — 750,000 shares; (e) initial public offering stock purchase option — 300,000 shares; and (f) an annual grant of up to 300,000 additional options if we meet or exceed financial performance objectives.

      If during the term of the employment agreement, Mr. Carter is terminated, leaves, or is replaced as a result of: (a) all or substantially all of our assets or more than fifty percent (50%) of our issued and outstanding voting shares is acquired by any one person or entity not then affiliated with us; (b) a group of stockholders takes control of us when no significant change of ownership has taken place; or (c) a merger, acquisition, strategic alliance or any other event that could bring substantial capital into us, we must pay Mr. Carter an amount equal to three times Mr. Carter’s then-current base salary and the average of the two highest paid bonuses paid to Mr. Carter plus the amount of certain taxes payable by Mr. Carter. In such event, or if the Company terminates the employment agreement early, Mr. Carter has the right to require us to repurchase all of his stock and all stock options referenced in his employment agreement, whether earned or unearned, at a value two times the then aggregate value of our common stock. Mr. Carter waived all change of control provisions of his employment agreement in connection with our recently-completed reorganization.

      We may terminate Mr. Carter’s employment upon Mr. Carter’s death, total disability or for cause. Upon a termination for death or total disability, we will continue to pay Mr. Carter for a period of one year thereafter or until expiration of the term of the employment agreement, whichever occurs first, his then current base salary and bonus. The term “cause” is defined to mean a conviction or entry of plea of guilty or nolo contendere for any felony that would materially and adversely interfere with his ability to perform his services of his employment. In the event of a termination for cause, Mr. Carter is entitled to receive all compensation and benefits payable to him through the date of termination.

      Mr. Carter may terminate his employment only upon (a) the sale of all or substantially all of our assets to a person unaffiliated with us or the occurrence of a change of control without Mr. Carter’s consent or (b) our material breach of the employment agreement. In case of termination by Mr. Carter due to a change in control without his consent, Mr. Carter is entitled to receive three times the sum of his then current annual base salary and the average of the two highest bonuses paid to him. In the case of termination due to our material breach of contract, Mr. Carter is entitled to receive a payment equal to the monetary value of all of the compensation and benefits payable to him for the remainder of the term. If, at the expiration of the term, we have met or exceeded the projections set forth in the business plan, and we do not offer to extend Mr. Carter’s employment on terms no less favorable than those stated in the then current employment agreement, we must pay Mr. Carter a sum of $100,000 per year for a period of ten years. Mr. Carter will consult to us during that period and be Vice-Chairman of the Board.

      John A. Barthrop. Mr. Barthrop serves as our Senior Vice President, General Counsel and Secretary. We entered into to an employment agreement with Mr. Barthrop on November 1, 2000. Mr. Barthrop’s employment agreement was amended on March 31, 2004. The agreement, as amended, provides for Mr. Barthrop’s employment through December 31, 2004 with both Commonwealth and Commerce Energy.

      Mr. Barthrop is currently entitled to receive an annual base salary of $240,000 under the terms of his employment agreement, subject to possible increases which the chief executive officer and the compensation committee may grant from time to time. Mr. Barthrop is also entitled to an annual cash bonus of 30% of his then current annual salary provided that we have met or exceeded the projections in our annual business plan or as the Board of Directors deems appropriate.

      In March 2004, we entered into an agreement with Mr. Barthrop to amend his employment agreement. In connection with this amendment, we granted Mr. Barthrop an additional 125,000 stock options at an exercise price of $1.92 per share. The exercise price of the options represents the fair market value of Commonwealth’s common stock on the date the options were granted, as determined by the Compensation Committee of Commonwealth’s Board of Directors in accordance with Commonwealth’s 1999 Equity Incentive Plan. If during the term of the employment agreement, as amended, there is a change of control as defined in the employment agreement that is not hostile, then we will pay Mr. Barthrop a $100,000 cash bonus. A change in control includes any transaction in which any person acquires beneficial ownership of 50% or more of the outstanding shares of Commonwealth or Commerce Energy common stock or 50% of the combines voting power of the outstanding securities entitled to vote generally in the election of directors, or the sale of all or substantially all of the assets of the company. A change of control does not include any transaction or series of transactions that has been approved by the Board. We will not record any compensation expense with respect to Mr. Barthrop’s options because they were granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, $1.92 per share.

      The agreement will terminate upon the occurrence of any of the following: Mr. Barthrop’s death, total disability, material breach of the employment agreement or fiduciary duty by Mr. Barthrop or written notice of Mr. Barthrop’s decision to terminate his employment. Upon termination, Mr. Barthrop will be entitled to receive his base salary and benefits earned through the date of termination and an amount equal to his then current annual base salary.

      Peter Weigand. Mr. Weigand serves as the President of Commonwealth and Commerce Energy. We entered into an employment agreement with Mr. Weigand on April 1, 2004. The agreement provides for an initial three year term and is automatically extended for successive one year periods unless we or Mr. Weigand provide notice of termination. Mr. Weigand is entitled to a base salary of $400,000, which shall be reviewed at least annually by the Board or the Compensation Committee and may be further increased (but not decreased). Mr. Weigand is eligible to participate in our bonus program at the discretion of the Board on the same basis and terms as are applicable to other senior executives. Pursuant to his employment agreement, we granted to Mr. Weigand an option to purchase 600,000 shares of Common Stock at an exercised price of $1.92 per share, expiring on March 11, 2014, with 150,000 options vested immediately, 150,000 options vesting on each of March 29, 2005, 2006, and 2007 and immediate vesting upon termination of Mr. Weigand’s employment without cause, for good reason, as defined in the employment agreement, or follow a change of control not approved by the Board, provided that in each case Mr. Weigand agrees not to engage in certain prohibited competitive activities for six months following the termination of employment.

      If we terminate Mr. Weigand’s employment without cause, or if Mr. Weigand resigns within six months after a change in control, or he resigns for good reason and he agrees not to compete with us for six months, then he will be entitled to a severance payment equal to his salary for the greater of one year or the number of months remaining in the term of his employment and all of his options and restricted stock grants shall immediately vest. A change of control includes any transaction in which any person acquires beneficial ownership of 50% or more of the outstanding shares of Commonwealth or Commerce Energy common stock or 50% of the combined voting power of the outstanding securities entitled to vote generally in the election of directors, or the sale of all or substantially all of the assets of the company. A change of control does not include any transaction or series of transactions that has been approved by the Board.

      We may terminate Mr. Weigand’s employment upon death, total disability, or for cause. Upon a termination, for death or total disability, we will continue to pay Mr. Weigand through the date of termination of his employment. “Cause” includes acts of fraud or embezzlement, a knowing and willful unauthorized disclosure of confidential information, conviction or entry of plea of guilty or nolo contendere for a felony or a crime involving fraud, dishonesty, or moral turpitude. In the event of a termination for cause, Mr. Weigand is entitled to receive all compensation and benefits payable to him through the date of termination.

      Richard L. Boughrum. Mr. Boughrum serves as the Vice President and Chief Financial Officer of Commonwealth and Commerce Energy. We entered into an employment agreement with Mr. Boughrum on April 1, 2004. The agreement provides for an initial three year term and is automatically extended for successive one year periods unless we or Mr. Boughrum provide notice of termination. Mr. Boughrum is entitled to a base salary of $350,000, which shall be reviewed at least annually by the Board or the Compensation Committee and may be further increased (but not decreased). Mr. Boughrum is eligible to participate in our bonus program at the discretion of the Board on the same basis and terms as are applicable to other senior executives. Pursuant to his employment agreement, Mr. Boughrum has the right to purchase up to 150,000 shares of our common stock for a purchase price of $1.92 per share at any time until 10 days after consummation of the reorganization. Mr. Boughrum exercised this option on April 2, 2004. We also granted to Mr. Boughrum an option to purchase 500,000 shares of common stock at an exercised price of $1.92 per share expiring in March 2014, with 125,000 vested immediately, 125,000 options vesting on each of March 29, 2005, 2006 and 2007 and immediate vesting upon termination of Mr. Boughrum’s employment without cause, for good reason or following a change of control not approved by the Board, provided that in each case Mr. Boughrum agrees not to engage in certain prohibited competitive activities for six months following the termination of employment. We also granted Mr. Boughrum a restricted stock award of 150,000 shares of common stock, which are subject to repurchase by the Company at $0.001 per share upon termination of Mr. Boughrum’s employment. Commonwealth’s repurchase right terminates with respect to 50,000 shares per year on each of the next three anniversaries of his hire date and also terminates immediately upon termination of Mr. Boughrum’s employment without cause for good reason, as defined in the employment agreement, or following a change of control not approved by the Board, provided that in each case Mr. Boughrum agrees not to engage in certain prohibited competitive activities for six months following the termination of employment.

      If we terminate Mr. Boughrum’s employment without cause, or if Mr. Boughrum resigns within six months after a change in control, or he resigns for good reason and he agrees not to compete with us for six months, then he will be entitled to a severance payment equal to his salary for the greater of one year or the number of months remaining in the term of his employment and all of his options and restricted stock grants shall immediately vest. A change of control includes any transaction in which any person acquires beneficial ownership of 50% or more of the outstanding shares of Commonwealth or Commerce Energy common stock or 50% of the combines voting power of the outstanding securities entitled to vote generally in the election of directors, or the sale of all or substantially all of the assets of the company. A change of control does not include any transaction or series of transactions that has been approved by the Board.

      We may terminate Mr. Boughrum’s employment upon death, total disability, or for cause. Upon a termination, for death or total disability, we will continue to pay Mr. Boughrum through the date of termination of his employment. “Cause” includes acts of fraud or embezzlement, a knowing and willful unauthorized disclosure of confidential information, conviction or entry of plea of guilty or nolo contendere for a felony or a crime involving fraud, dishonesty, or moral turpitude. In the event of a termination for cause, Mr. Boughrum is entitled to receive all compensation and benefits payable to him through the date of termination.

      Richard L. Paulsen. Richard L. Paulsen resigned his position as our Chief Operating Officer, effective March 16, 2004, to pursue other opportunities. Mr. Paulsen executed a confidential severance agreement and general release in connection with his resignation and the termination of his employment. Pursuant to the terms of such agreement, we paid Mr. Paulsen $1,600,875, less required tax deductions. Pursuant to the terms of the agreement, we repurchased the 500 shares of our common stock held by Mr. Paulsen and all 899,500 of Mr. Paulsen’s options to purchase shares of Commonwealth’s common stock were cancelled.

      James L. Oliver. James L. Oliver resigned his position as Commonwealth’s Chief Financial Officer, effective February 20, 2004, to pursue other opportunities. Mr. Oliver executed a confidential severance agreement and general release in connection with his resignation and the termination of his employment. Pursuant to the terms of such agreement, we paid Mr. Oliver $72,000, less required tax deductions, and will continue to pay Mr. Oliver an amount equal to his former salary until August 2005. Mr. Oliver continues to hold a fully vested option to purchase 500,000 shares of Commonwealth’s common stock with an exercise price of $2.75 per share and a final expiration date of November 1, 2007.

Compensation Committee Interlocks and Insider Participation

      Executive compensation is determined by a Compensation Committee elected by our Board of Directors. The Compensation Committee is currently comprised of Robert C. Perkins, Craig G. Goodman and Mark S. Juergensen. None of the current Compensation Committee members are or has been an officer or employee of the Company. None of our executive officers serve as members of the Board of Directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The following table contains certain information as of November 11, 2004 regarding all persons who were the beneficial owners of more than 5% of the outstanding shares of Common Stock, each of our directors, each nominee for election to become a director, each of the Named Executive Officers and all directors and executive officers as a group. The persons named hold sole voting and investment power with respect to the shares shown opposite their respective names, unless otherwise indicated. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the Securities and Exchange Commission, or based upon our actual knowledge.

	Common Stock

	Amount and Nature of
	Beneficial Ownership(1)

	Number of
	Shares	Right to	Percent of
Name	Owned(2)	Acquire(3)	Class(1)(2)(3)

Principal Stockholders:
Ian B. Carter	150,000	3,050,000	9.5%
Directors and Named Executive Officers:
Ian B. Carter	150,000	3,050,000	9.5%
Craig G. Goodman	2,100	150,000	*
Robert C. Perkins	177,000	350,000	1.7%
Mark S. Juergensen	—	37,500	*
John A. Barthrop	50,000	625,000	2.2%
James L. Oliver	—	500,000	1.6%
Peter Weigand	1,088,679	150,000	4.0%
Richard L. Boughrum	300,000	125,000	1.4%
Richard L. Paulsen	—	—	*
All Directors and Executive Officers as a group (7 persons)	1,767,779	4,487,500	17.9%

*	Indicates beneficial ownership of less than 1% of the issued and outstanding class of securities.

(1)	Subject to applicable community property and similar statutes.

(2)	Includes shares beneficially owned, whether directly or indirectly, individually or together with associates.

(3)	Represents shares of our common stock issuable upon exercise of stock options or upon conversion of other convertible securities held by such persons that are exercisable within 60 days of November 11, 2004.

Equity Compensation Plan Information

      Our 1999 Equity Incentive Plan, or the Plan, has been approved by our stockholders. We do not have any equity compensation plans other than the 1999 Equity Incentive Plan approved by our stockholders, with the exception of one-time grants of warrants or options made by the our Board of Directors from time to time.

      The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2004.

	(a)	(b)	(c)

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon Exercise	Weighted-Average	Future Issuance Under
	of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
Plan Category	and Rights	Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	5,687,399 (1)	$2.13	1,312,501 (2)
Equity compensation plans not approved by security holders	4,620,000 (3)	$2.41	—

Total	10,307,399	$2.26	1,312,501

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the Commonwealth 1999 Equity Incentive Plan.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the Commonwealth 1999 Equity Incentive Plan.

(3)	Represents stock options granted by our Board of Directors to various employees, directors and consultants pursuant to stand-alone agreements.

Item 13.	Certain Relationships and Related Transactions.

      On April 1, 2004, we acquired Skipping Stone Inc., an energy consulting and technology firm. Skipping Stone was a privately held company that was principally owned by Peter Weigand. Mr. Weigand, who was the Chief Executive Officer of Skipping Stone prior to its acquisition by Commonwealth, became the President of Commonwealth, Commerce Energy and Skipping Stone on April 1, 2004. Prior to its acquisition of Skipping Stone, since 2001, Commonwealth has engaged Skipping Stone to perform various consulting services. The consulting services were performed by various employees and independent contractors of Skipping Stone, including Peter Weigand and Richard L. Boughrum, who was an independent contractor of Skipping Stone until March 28, 2004. On April 1, 2004, Mr. Boughrum became the Chief Financial Officer of Commonwealth and Commerce Energy. Consulting services performed by Skipping Stone for Commonwealth have included data collection and analysis of market size information, review of energy supply and finance agreements, development of business plans, work plans and definitions of various strategic initiatives and representation of Commonwealth in the implementation of such initiatives. The agreements to perform consulting services were terminable by either party at any time. At the time of the completion of the merger, the only on-going consulting services being performed by Skipping Stone for Commonwealth relate to Commonwealth’s preparations in connection with its upcoming required report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Commonwealth paid Skipping Stone an aggregate of approximately $308,000 in consulting fees and expenses through the acquisition date. Approximately 1% and less than 1% of Skipping Stone’s revenues in calendar 2001 and 2002, respectively, were derived from consulting fees paid by Commonwealth. Through March 31, 2004, approximately 23% of Skipping Stone’s calendar 2004 revenues had been derived from consulting fees paid by Commonwealth.

      The aggregate purchase price for all of the outstanding Skipping Stone securities, which consists of common stock and vested options, was $3.1 million and the assumption of $0.6 million of debt. The purchase price was paid through the issuance of Commonwealth common stock, which was valued at $1.92 per share. Mr. Weigand received 1,088,679 shares of Commonwealth common stock in the transaction. In addition, other former holders of Skipping Stone common stock received an aggregate of 525,891 shares of Commonwealth common stock in the transaction.

      We granted the former holders of Skipping Stone common stock “piggy-back” registration rights with respect to the 1,468,714 shares of common stock issued to them in the merger. Pursuant to a registration rights agreement dated as of April 1, 2004, we agreed to register such shares for resale under the Securities Act in any registration statement filed by Commonwealth with the Securities and Exchange Commission with respect to an offering by Commonwealth for its own account (other than a registration statement on Form S-4 or S-8 or any successor thereto) or for the account of any Commonwealth stockholder. We will pay all of the expenses of such registration. We also agreed to indemnify and hold harmless each of the former holders of Skipping Stone common stock from and against any liabilities (including attorney fees) arising out of any untrue statement of a material fact contained in any such registration statement, other than with respect to information provided by such stockholders for inclusion in the registration statement. Our obligation to register these shares will terminate only when such shares have been disposed of pursuant to an effective Registration Statement, in the opinion of counsel to Commonwealth, the entire amount of the shares may be sold in a single sale without any limitation as to volume pursuant to Rule 144 (or any successor provision then in effect) under the Securities Act, or the shares are sold or distributed by a person not entitled to these registration rights.

      Each of the former holders of Skipping Stone common stock, including Mr. Weigand, has agreed to place 20% of the Commonwealth shares issued to him in the merger in an escrow for a period of six months. The stockholder escrow shares are subject to forfeiture, at $1.92 per share, based upon a two part “true up” calculation, which is defined in the merger agreement. The first part of the calculation is designed to cover a decline in the value of Skipping Stone’s net equity, defined as the difference between the total assets minus the total liabilities, from December 31, 2003 to April 1, 2004, the effective time of the merger. The second part of the calculation will verify that as of six months from the effective time all assets have been collected, amortized or realized as cash and no other liabilities have been accrued or paid by Skipping Stone or Commonwealth after the effective time.

      In addition, each of the former holders of Skipping Stone common stock, including Mr. Weigand, has agreed to place an additional 10% of the Commonwealth shares issued to him in the merger in an escrow for a period of eighteen months, in the case of Mr. Weigand, and twelve months, in the case of the other three former holders of Skipping Stone common stock. The retention escrow shares are subject to forfeiture in the event that such person voluntarily resigns his employment with Commonwealth, Commerce Energy or any of their affiliates after the reorganization during the escrow period (but not upon death, disability or certain changes in control not approved by the Board). In connection with the merger, Mr. Weigand also entered into an Agreement Not to Compete for twelve months after he is no longer employed by Commonwealth, Commerce or any of their affiliates, except under the circumstance of a change in control not approved by Board of Commonwealth or Commerce.

Item 14.	Principal Accounting Fees and Services.

      The following table sets forth the fees billed and paid to us by Ernst & Young LLP, our independent registered public accounting firm for each of the last two fiscal years.

	Fiscal Year

	2003	2004

Audit Fees	$326,898	$489,420
Audit-Related Fees	—	22,472
Tax Fees	130,263	172,446
All Other Fees	22,594	—

	$479,755	$684,338

      Audit Fees: This category includes the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including the filing of our Form S-4 in fiscal 2004.

      Audit Related Fees: This category consists of assurance and related services provided by Ernst & Young LLP that were reasonably related to the performance of the audit or review of our financial statements and which are not reported above under “Audit Fees.” Ernst & Young LLP did not bill the Company for any audit-related services for fiscal 2003.

      Tax Fees. This category consists of professional services rendered by Ernst & Young LLP for tax services, including tax compliance, tax advice and tax planning.

      All Other Fees. This category consists of fees for other advisory services.

      The Audit Committee of our Board of Directors has established a practice that requires the Committee to pre-approve any audit or permitted non-audit services to be provided to us by our independent registered public accounting firm, Ernst & Young LLP, in advance of such services being provided to us.

      In fiscal 2003 and 2004, all of the tax related fees and the fees included in the category “All Other Fees” were pre-approved by the Audit Committee. Under the SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services rendered by our principal accountant for all services rendered on or after May 6, 2003. We are in compliance with these SEC rules.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

      (a)(1) Index to Consolidated Financial Statements:

      (a)(2) Financial Statement Schedules

      All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      (b) Exhibits. The exhibits listed below are herby filed with the Commission as part of this Annual Report on Form 10-K. The Company will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover the Company’s expenses in furnishing such exhibit.

Exhibit
Number	Title of Exhibit

2.1	Agreement and Plan of Reorganization, by and among American Energy Group, Inc.., CEC Acquisition Corp. and Commonwealth Energy Corporation, previously filed with the Commission on July 6, 2004 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
2.2	Agreement and Plan of Merger by and among Commonwealth Energy Corporation, Skipping Stone Acquisition Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock dated March 29, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.2 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4, which is incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the Commission on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent. Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the Commission on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the Commission on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.

Exhibit
Number	Title of Exhibit

Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian B. Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000, previously filed with the Commission on August 9, 2001 as Exhibit 10.12 to Commonwealth Energy Corporation’s Registration Statement on Form 10, which is incorporated herein by reference.
10.2	Consent and Waiver Agreement dated March 12, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004, which is incorporated herein by reference.
10.3	Second Amendment to Employment Agreement dated March 16, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.2 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004, which is incorporated herein by reference.
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on November 14, 2001 as Exhibit 10.15 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/ A, which is incorporated herein by reference.
10.5	Amendment to Employment Agreement dated March 31, 2004 between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on April 5, 2004 as Exhibit 10.5 to Amendment No. 3 to Commerce Energy Group’s Registration Statement on Form S-4, which is incorporated herein by reference.
10.6	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4, which is incorporated herein by reference.
10.7	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4, which is incorporated herein by reference.
10.8	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation’s Registration Statement on Form S-8, which is incorporated herein by reference.
10.9	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan.
10.10	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation, previously filed with the Commission on April 5, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004, which is incorporated herein by reference.
10.11	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation, previously filed with the Commission on March 16, 2004 as Exhibit 10.3 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, which is incorporated herein by reference.
10.12	Settlement Agreement and Release dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation.
10.13	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation.
10.14	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation.
10.15	Stock Option Agreement dated as of July 8, 1999 between Ian B. Carter and Commonwealth Energy Corporation.

Exhibit
Number	Title of Exhibit

10.16	Indemnification Agreement dated as of January 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule.
10.17	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule.
Other Material Contracts
10.18	Skipping Stone Stockholder Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock, previously filed with the Commission on April 5, 2004 as Exhibit 2.3 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4, which is incorporated herein by reference.
10.19	Retention Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc., Peter Weigand, Greg Lander, Eric Alam and Bruno Kvetinskas, previously filed with the Commission on April 5, 2004 as Exhibit 2.4 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4, which is incorporated herein by reference.
10.20	Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone, Inc. common stock dated March 29, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4, which is incorporated herein by reference.
10.21	Agreement Not To Compete by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand dated April 1, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.6 to Amendment No. 3 Commerce Energy Group, Inc.’s Registration Statement on Form S-4, which is incorporated herein by reference.
10.22	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001, previously filed with the Commission on November 14, 2001 as Exhibit 10.6 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/ A, which is incorporated herein by reference.
10.23	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, previously filed with the Commission on April 3, 2002 as Exhibit 10.19 to Amendment No. 2 to Commonwealth Energy Corporation’s Registration Statement on Form 10/ A, which is incorporated herein by reference.
10.24	Lease Agreement dated August 9, 2002, between Commonwealth Energy Corporation and Cherry Tree Investors, L.P. , previously filed with the Commission on October 29, 2002 as Exhibit 10.25 to Commonwealth Energy Corporation’s Annual Report on Form 10-K for the year ended July 31, 2002, which is incorporated herein by reference.
10.25	Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation.
10.26	Restructuring and Termination of Membership Agreement dated as of April 30, 2004 by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc., previously filed with the Commission on June 14, 2004 as Exhibit 10.5 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004, which is incorporated herein by reference.
10.27	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K for the year ended July 31, 2002, which is incorporated herein by reference.
10.28	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004, as Exhibit 10.20 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003, which is incorporated herein by reference.

Exhibit
Number	Title of Exhibit

10.29	Exelon Generation Company, LLC Confirmation Agreement dated July 22,2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.21 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003, which is incorporated herein by reference.
10.30	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated March 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.22 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003, which is incorporated herein by reference.
10.31	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated July 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003, which is incorporated herein by reference.
10.32	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading.
10.33	Revised Operating Agreement dated October 27, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation.
14.1	Commerce Energy Group, Inc. Code of Business Conduct and Ethics.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

By:	/s/ PETER WEIGAND

Peter Weigand
President

Dated: November 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER WEIGAND Peter Weigand	President and a Director (Principal Executive Officer)	November 15, 2004

/s/ RICHARD L. BOUGHRUM Richard L. Boughrum	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 15, 2004

/s/ KENNETH L. ROBINSON Kenneth L. Robinson	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	November 15, 2004

Ian B. Carter	Chairman of the Board, Chief Executive Officer and a Director

/s/ CRAIG G. GOODMAN Craig G. Goodman	Director	November 15, 2004

/s/ MARK S. JUERGENSEN Mark S. Juergensen	Director	November 15, 2004

/s/ ROBERT C. PERKINS Robert C. Perkins	Director	November 15, 2004

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Commerce Energy Group, Inc.

      We have audited the accompanying consolidated balance sheets of Commerce Energy Group, Inc. (formerly Commonwealth Energy Corporation) as of July 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Energy Group, Inc. at July 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Orange County, California

October 22, 2004

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended July 31,

	2002	2003	2004

Net revenue	$117,768	$165,526	$210,623
Direct energy costs	87,340	128,179	191,180

Gross profit	30,428	37,347	19,443
Selling and marketing expenses	3,510	4,240	4,063
General and administrative expenses	16,737	18,492	25,857
Reorganization and initial public listing expenses	—	—	3,393

Income (loss) from operations	10,181	14,615	(13,870)
Other income and expenses:
Initial formation litigation expenses	(1,671)	(4,415)	(1,562)
Provision for impairment on investments	—	—	(7,135)
Loss on termination of Summit	—	—	(1,904)
Loss on equity investments	(160)	(567)	—
Minority interest share of loss	—	187	1,185
Interest income, net	939	715	549

Total other income and expenses	(892)	(4,080)	(8,867)

Income (loss) before provision for (benefit from) income taxes	9,289	10,535	(22,737)
Provision for (benefit from) income taxes	4,125	5,113	(1,017)

Net income (loss)	$5,164	$5,422	$(21,720)

Earnings (loss) per common share:
Basic	$0.19	$0.19	$(0.77)

Diluted	$0.16	$0.18	$(0.77)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,

	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$40,921	$54,065
Accounts receivable, net	37,861	31,119
Income taxes refund receivables	—	4,423
Deferred income tax assets	2,772	74
Prepaid expenses and other current assets	6,920	5,141

Total current assets	88,474	94,822
Restricted cash and cash equivalents	20,773	4,008
Deposits	4,207	5,445
Investments	5,362	96
Property and equipment, net	2,984	2,613
Goodwill and other intangible assets	4,070	3,839

Total assets	$125,870	$110,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,936	$30,576
Accrued liabilities	7,127	6,141

Total current liabilities	32,063	36,717
Deferred income tax liabilities	187	—
Minority interest	603	—
Commitments and contingencies	—	—
Stockholders’ equity:
Commonwealth Energy Corporation:
Series A convertible preferred stock — 10,000 shares authorized with no par value; 609 shares issued and outstanding in fiscal 2003 and none in fiscal 2004	700	—
Other convertible preferred stock — 352 shares reflected as outstanding in fiscal 2003 and none in fiscal 2004	155	—
Common stock — 50,000 shares authorized with no par value; 27,645 shares issued and outstanding in fiscal 2003 and none in fiscal 2004	56,853	—
Commerce Energy Group, Inc.:
Series A junior participating preferred stock — 20,000 shares authorized with $0.001 par value; none issued and outstanding	—	—
Common stock — 150,000 shares authorized with $0.001 par value; none issued in fiscal 2003 and 30,519 shares issued and outstanding in fiscal 2004	—	60,796
Unearned restricted stock compensation	—	(256)
Retained earnings	35,309	13,566

Total stockholders’ equity	93,017	74,106

Total liabilities and stockholders’ equity	$125,870	$110,823

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Commonwealth Energy Corporation						Commerce Energy Group, Inc.

			Series A		Other
	Commonwealth		Convertible		Convertible		Commerce		Unearned
	Common Stock		Preferred Stock		Preferred Stock		Common Stock		Restricted
									Stock	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Earnings	Total

Balance at July 31, 2001	29,360	$60,305	863	$842	—	$—	—	$—	$—	$24,890	$86,037
Exercise of stock options	65	27	—	—	—	—	—	—	—	—	27
Compensation charge related to settlement of employee stock option disputes	—	2	—	—	—	—	—	—	—	—	2
Compensation charge related to performance-based stock options	—	(743)	—	—	—	—	—	—	—	—	(743)
Repurchase of founder’s shares	(1,175)	(2,400)	—	—	—	—	—	—	—	—	(2,400)
Cancellation and return of founder’s accommodation shares	(828)	—	—	—	—	—	—	—	—	—	—
Income tax benefits arising from exercise of stock options	—	(43)	—	—	—	—	—	—	—	—	(43)
Cumulative unpaid dividends on convertible preferred stock	—	—	—	70	—	—	—	—	—	(70)	—
Payment of dividends on preferred stock	—	—	—	(30)	—	—	—	—	—	—	(30)
Repurchase of preferred stock	(88)	—	(88)	(62)	—	—	—	—	—	—	(62)
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	5,164	5,164

Balance at July 31, 2002	27,334	57,148	775	820	—	—	—	—	—	29,984	87,952
Exercise of stock options	483	15	—	—	—	—	—	—	—	—	15
Cancellation of common shares	(6)	(14)	—	—	—	—	—	—	—	—	(14)
Income tax benefits arising from exercise of stock options	—	363	—	—	—	—	—	—	—	—	363
Reversal of income tax benefit due to expiration of stock options	—	(659)	—	—	—	—	—	—	—	—	(659)
Cumulative unpaid dividends on convertible preferred stock	—	—	—	55	—	42	—	—	—	(97)	—
Payment of dividends on Series A convertible preferred stock	—	—	—	(92)	—	—	—	—	—	—	(92)
Reflection of — Other convertible preferred stock	—	—	—	—	352	113	—	—	—	—	113
Cancellation of Series A convertible preferred stock	(166)	—	(166)	(83)	—	—	—	—	—	—	(83)
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	5,422	5,422

Balance at July 31, 2003	27,645	56,853	609	700	352	155	—	—	—	35,309	93,017
Exercise of stock options	102	27	—	—	—	—	—	—	—	—	27
Issuance of stock in connection with Skipping Stone acquisition	1,614	3,100	—	—	—	—	—	—	—	—	3,100
Issuance of stock	219	344	—	—	40	10	—	—	—	—	354
Compensation charge related to settlement of disputes	—	636	—	—	—	—	—	—	—	—	636
Repurchase of dissenter’s rights stock	(604)	(1,159)	—	—	—	—	—	—	—	—	(1,159)
Issuance of restricted stock	150	288	—	—	—	—	—	—	(288)	—	—
Amortization of unearned restricted stock	—	—	—	—	—	—	—	—	32	—	32
Cumulative unpaid dividends on convertible preferred stock	—	—	—	17	—	6	—	—	—	(23)	—
Payment of dividends on preferred stock	—	—	—	(108)	—	(73)	—	—	—	—	(181)
Conversion of preferred stock into common stock	1,393	707	(609)	(609)	(392)	(98)	—	—	—	—	—
Conversion of Commonwealth Energy Corporation common stock into Commerce Energy Group, Inc. common stock	(30,519)	(60,796)	—	—	—	—	30,519	60,796	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(21,720)	(21,720)

Balance at July 31, 2004	—	$—	—	$—	—	$—	30,519	$60,796	$(256)	$13,566	$74,106

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended July 31,

	2002	2003	2004

Cash Flows From Operating Activities
Net income (loss)	$5,164	$5,422	$(21,720)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,309	1,461	1,531
Amortization	53	238	419
Provision for doubtful accounts	2,313	1,709	2,217
Stock-based compensation charge (reversal)	(743)	—	668
Tax benefit (provision) from exercise of stock options	(43)	363	—
Reversal of income tax benefit due to expiration of stock options	—	(659)	—
Deferred income tax provision	5,310	1,384	2,698
Impairment of Summit Energy investments	—	—	9,569
Termination of Summit Energy	—	—	1,904
Loss on equity investments	160	9	—
Minority interest share of loss of consolidated entity	—	603	140
Changes in operating assets and liabilities:
Accounts receivable, net	(7,121)	(18,231)	4,985
Prepaid expenses and other assets	185	(4,368)	(5,681)
Accounts payable	419	14,872	4,659
Accrued liabilities and other	(3,378)	2,820	(1,076)

Net cash provided by operating activities	3,628	5,623	313
Cash Flows From Investing Activities
Purchase of property and equipment	(1,615)	(438)	(1,079)
Purchase of intangible assets	(178)	(126)	—
Business acquisition, net of cash required	—	—	(43)
Acquisition of majority ownership in PEC, net of cash	—	(580)	—
Summit Energy investments	(7,612)	(344)	—

Net cash used in investing activities	(9,405)	(1,488)	(1,122)
Cash Flows From Financing Activities
Repayments of line of credit	(3,888)	—	—
Repurchase of common stock	(2,400)	(14)	(1,159)
Sale of common stock	—	—	288
Repurchase or cancellation of Series A convertible preferred stock	(63)	(83)	—
Dividends paid on convertible preferred stock	(30)	(92)	(181)
Reflection of Other convertible preferred stock	—	113	10
Net cash used in settlement of employee stock option dispute	2	—	—
Proceeds from exercises of stock options	27	15	27
Decrease (increase) in restricted cash and cash equivalents	14,057	(6,195)	14,968

Net cash provided by (used in) financing activities	7,705	(6,256)	13,953

Increase (decrease) in cash and cash equivalents	1,928	(2,121)	13,144
Cash and cash equivalents at beginning of year	41,114	43,042	40,921

Cash and cash equivalents at end of year	$43,042	$40,921	$54,065

Cash paid for:
Interest	$370	$18	$4
Income taxes	—	3,405	3,404

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and per kWh amounts)

1.	Nature of Business

      Commerce Energy Group, Inc. (“Commerce Energy” or “Commerce”) is a diversified energy services company. Commerce Energy provides retail electric power to its residential, commercial, industrial and institutional customers, provide consulting and technology services to energy-related businesses and provide energy transaction data management services. Commerce Energy is a holding company that operates through its wholly-owned operating subsidiaries: Commonwealth Energy Corporation, doing business as electricAmerica (“Commonwealth Energy” or “Commonwealth”), Skipping Stone Inc. (“Skipping Stone”), and UtiliHost, Inc. (“UtiliHost”). As used in this Report, the term, the Company refers to Commerce Energy Group and its wholly-owned subsidiaries.

      Commerce operates through its three wholly-owned subsidiaries: Commonwealth Energy, Skipping Stone and UtiliHost. Commonwealth Energy provides electric power to its residential, commercial, industrial and institutional customers in the deregulated California, Pennsylvania, Michigan and New Jersey electricity markets under the brand name electricAmerica. Commonwealth is licensed by the Federal Energy Regulatory Commission, or FERC, as a power marketer. In addition to the states in which Commonwealth currently operate, Commonwealth is also licensed to supply retail electric power by applicable state agencies in New York, Maryland, Texas and Ohio. Skipping Stone, which the Company acquired in April 2004, provides energy-related consulting services and technologies to utilities, generators, pipelines, wholesale merchants, and investment banks (See Note 15). UtiliHost provides managed back office services and energy transaction data management services to Commonwealth Energy.

      Commerce Energy Group’s predecessor, Commonwealth Energy, was formed in California in August 1997. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce Energy and the stockholders of Commonwealth became stockholders of Commerce. As a result of the reorganization, each share of Commonwealth common stock was exchanged for one share of Commerce common stock, and Commonwealth stock options became Commerce stock options. (See Note 12).

      Immediately prior to consummation of the reorganization, Commonwealth transferred ownership of the following four subsidiaries to Commerce Energy: Skipping Stone Inc., electricAmerica, Inc., UtiliHost, Inc., and electric.com, Inc. As a result of the transfer, these entities became subsidiaries of Commerce Energy. Commonwealth also contributed its TACT (Trans-Action Control Technology) and TRIUMPH (Total Resource Internet Utility Management Power Host) proprietary software products that the Company has developed to provide outsourced services to its retail customers and certain other assets related to outsourcing services to UtiliHost, a wholly-owned subsidiary of Commerce Energy.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

      The Company’s consolidated financial statements include its three wholly-owned subsidiaries: Commonwealth, Skipping Stone and UtiliHost. All material intercompany balances and transactions have been eliminated in consolidation. As of July 31, 2004, UtiliHost did not have separate financial statements or third party customers.

      In fiscal 2003, the Company’s consolidated financial statements included the accounts of its controlled investment in Summit Energy Ventures, LLC (“Summit”), and its majority ownership in Power Efficiency Corporation (“PEC”). In fiscal 2004, the Company terminated its relationship with Summit and its investment in PEC decreased to 39.9%, therefore, neither entity was consolidated as of July 31, 2004. (See Note 9).

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

Use of Estimates and Assumptions

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical experience as well as management’s future expectations. As a result, actual results could differ from management’s estimates and assumptions. The Company’s management believes that its most critical estimates herein relate to independent system operator costs, allowance for doubtful accounts, unbilled receivables and loss contingencies, particularly those associated with litigation.

Reclassifications

      The Company has reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements to be consistent with the current fiscal year’s presentation.

Non-cash items

      In fiscal 2004, the Company recorded a non-cash provision for impairment of investments of $7,135 and a non-cash loss on termination of Summit of $257. In the third quarter of fiscal 2004, the Company acquired Skipping Stone for the Company’s common stock of $3,100 in a non-cash transaction. In the fourth quarter of fiscal 2004, the Company issued 65 shares of common stock and 40 shares of other convertible preferred stock on a non-cash settlement and in connection to the reorganization, all outstanding Commonwealth Energy Corporation Series A convertible preferred stock, other convertible preferred stock and common stock was converted one for one into the Company’s common stock as a non-cash transaction.

Revenue and Cost Recognition

      Energy sales are recognized as the electric power is delivered to customers. Green power credits were recognized upon the fulfillment by the Company of all related obligations.

      Direct energy costs, which are recognized concurrent with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers, and energy-related taxes that cannot be passed directly through to the customer. Independent system operator (“ISO”) fees are not determinable until the ISO completes a settlement process for each day’s activities. Pending such settlements, the Company estimates and accrues for these ISO fees based on activity levels, preliminary settlements and other related information.

      The Company’s net revenue is comprised of the following:

	Fiscal Year Ended July 31,

	2002	2003	2004

Retail energy sales	$96,960	$153,430	$205,028
Excess energy sales	18,757	6,496	5,595
Green power credits	2,051	5,600	—

Net revenue	$117,768	$165,526	$210,623

      Skipping Stone revenue for the fiscal year ended July 31, 2004 was $803, representing less than 1% of total net revenue.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      Green power credits represented regular green power credit payments in fiscal 2002 and the recovery from the reinstatement by the State of California Public Purpose Program in fiscal 2003, to provide incentives to suppliers of renewable power to reduce the cost of such power to certain customers. This green power credit program was discontinued after March 2003.

Major Customers

      No individual customer accounted for ten percent or more of the Company’s consolidated net revenue in fiscal 2002, 2003, or 2004.

Operating Expenses

      Selling and marketing expenses principally consist of costs incurred for sales and marketing personnel and promotional and advertising activities. Advertising costs are expensed as incurred and were $129, $92 and $326 for fiscal 2002, 2003 and 2004, respectively.

      General and administrative expenses principally consist of costs incurred for all other corporate personnel, rent, utilities, telecommunications, insurance, legal fees, and other corporate costs, including provisions made for uncollectible accounts receivable, the depreciation and amortization of tangible and intangible assets and stock-based compensation (see below for details regarding stock-based compensation charges). General and administrative expenses for fiscal 2004 also contain approximately $1,920 of severance costs to former executive officers of the Company.

      In fiscal 2004, the Company decided to reclassify certain expenses related to the reorganization of the Company into a Delaware holding company structure and initial public listing of Commerce’s common stock on the American Stock Exchange (“reorganization and initial public listing expenses”) to a separately identified category within selling, general and administrative expense category. Also, the Company has reclassified certain non-operating litigation expenses related to capital-raising initiatives of prior management during the initial formation of the company (“initial formation expenses”) from general and administrative expenses to other income and expenses.

Earnings (Loss) Per Common Share

      Earnings (loss) per common share — Basic has been computed by dividing net income (loss) available to common stockholders, after any preferred stock dividends, by the weighted average number of common shares outstanding during the fiscal year. Earnings (loss) per common share — Diluted has been computed by giving additional effect in the denominator to the dilution that would have occurred, under the treasury stock and if-converted methods, as applicable, had outstanding stock options, stock purchase warrants and convertible debt been exercised or converted into additional common shares. For the fiscal year ended July 31, 2004, assumed exercises or conversions have been excluded in computing the diluted earnings (loss) per share since there were net losses for the fiscal year and their inclusion would be anti-dilutive.

Stock-Based Compensation

      As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, the Company has elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations for stock options issued to employees and outside directors. Under APB No. 25, compensation cost is recognized at the measurement date for the amount, if any, that the fair value of the Company’s common stock exceeds the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The Company

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

recognized stock-based compensation credits of $743 in fiscal 2002, no stock-based compensation in fiscal 2003 and stock-based compensation costs of $636 in fiscal 2004.

      In December 2002, the Financial Accounting Standards Board (“FASB”) amended the transition and disclosure requirements of SFAS No. 123 through the issuance of SFAS No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends the existing disclosures to make more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

      If the Company had accounted for its stock-based employee and outside directors compensation under the minimum fair value recognition and measurement principles of SFAS No. 123, the Company’s reported net income amounts would have been adjusted to the pro forma net income amounts presented below:

	Fiscal Year Ended July 31,

	2002	2003	2004

Net income (loss) as reported	$5,164	$5,422	$(21,720)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	(445)	—	636
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(382)	(382)	(1,222)

Pro forma net income (loss)	$4,337	$5,040	$(22,306)

Earnings (loss) per share:
Basic — as reported	$0.19	$0.19	$(0.77)

Basic — pro forma	$0.16	$0.18	$(0.79)

Diluted — as reported	$0.16	$0.18	$(0.77)

Diluted — pro forma	$0.14	$0.17	$(0.79)

      The fair value of each option grant was estimated on the date of grant using the minimum value method with the following weighted average assumptions:

	Fiscal Year Ended July 31,

	2002	2003	2004

Weighted-average risk-free interest rate	6.0%	4.0%	4.9%
Average expected life in years	4.1	4.7	6.0
Expected dividends	None	None	None

      The Company does not include volatility as there was not an active market for the Company’s stock until July 8, 2004, on which date, the Company’s common stock was listed on the American Stock Exchange under the symbol “EGR.” The estimated fair values for stock options granted during fiscal 2002, 2003 and 2004 were $1.86, $1.86 and $1.92, respectively.

Cash and Cash Equivalents

      Cash equivalents consist primarily of investments in highly rated and insured liquid debt instruments with interest reset dates of three months or less. The Company maintains its cash and cash equivalents with highly rated financial institutions, thereby minimizing any associated credit risks.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

Accounts Receivable

      The Company’s accounts receivable consist of billed and unbilled receivables from customers. The Company’s customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers as of the end of the period, but not yet billed. Unbilled receivables from sales are estimated by the Company to be the number of kilowatt-hours (“kWh”) delivered but not yet billed, multiplied by the current customer average sales price per kWh.

Credit Risk and Allowance for Doubtful Accounts

      The Company’s exposure to credit risk concentration is limited to those local utilities that collect and remit receivables, on a daily basis, from the Company’s individually insignificant and geographically dispersed customers within the states of California, Pennsylvania, Michigan and New Jersey. The Company regularly monitors the financial condition of each such local utility and currently believes that its susceptibility to any individually significant write-offs as a result of concentrations of customer accounts receivable with those local utilities is remote.

      The Company maintains an allowance for doubtful accounts, which represents management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, account aging and other currently available evidence (see Note 7).

Deferred Income Taxes

      Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary timing differences between tax and financial statement reporting. During the current fiscal year, the Company established a valuation allowance to reserve its net deferred tax assets, less possible tax refunds, because management believes it is not certain that the Company will realize the tax benefits in the foreseeable future.

Restricted Cash, Cash Equivalents and Energy Deposits

      Cash and cash equivalents which the Company currently cannot access, as they are pledged as collateral for electricity commodity purchase obligations, are reported as restricted. The Company also has energy deposits pledged as collateral for electricity commodity purchase obligations.

Property and Equipment

      Property and equipment are recorded at cost. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. Depreciation of property and equipment has been computed using the straight-line method over estimated economic useful lives of five to ten years.

      Certain software development costs incurred on significant projects for internal use, primarily consisting of third-party system development costs incurred during the application development stage, are capitalized. These capitalized costs, once placed in service, are amortized using the straight-line method over estimated economic useful lives of three to five years.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

Goodwill

      Goodwill represents the excess of the acquisition cost over the net assets acquired from Skipping Stone at the end of fiscal 2004 and was $587. The goodwill associated with Summit’s majority ownership in PEC was recorded as goodwill of $3,007 at the end of fiscal 2003 and none at the end of fiscal 2004.

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but is subject to periodic impairment tests. For the goodwill related to the Skipping Stone acquisition, the Company retained an independent outside firm to value the intangible assets associated with Skipping Stone, and the resulting goodwill will be assessed for impairment on an annual basis on the anniversary of the acquisition date, April 1. Goodwill related to PEC was assessed for impairment on a quarterly basis, with the resulting reductions charged to expense in results of operations.

Intangible Assets

      Direct costs incurred in acquiring intangible assets have been capitalized. Intangible assets represent the Company’s 1-800-Electric telephone number, rights to internet domain names, a covenant not to compete and in fiscal 2004, Skipping Stone’s customer list, software and website resulting from its acquisition. Each intangible asset is being or has been amortized over the shorter of its contractual or estimated economic useful life, which collectively range from two to 20 years. At July 31, 2004, the gross carrying amount of intangible assets was $4,023, with accumulated amortization totaling $771. Aggregate amortization expense for these intangible assets was $53, $238 and $376 for fiscal 2002, 2003 and 2004, respectively.

Impairment of Long-Lived Assets

      Management evaluates each of the Company’s long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, the net book value is reduced to an amount equal to the estimated future cash flows, on an appropriately discounted basis.

Fair Value of Financial Instruments

      The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of these financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to approximate their fair values due to their short-term nature.

Segment Reporting

      The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. These members of senior management currently manage the Company’s business, assesses its performance, and allocates its resources as a single operating segment. Although, we acquired Skipping Stone in fiscal 2004, Skipping Stone revenue accounts for less than 1% of total net revenue, and geographic information is not material.

Normal Purchases and Sales Accounting

      In fiscal 2004, the Company purchased substantially all of its power under long-term forward physical delivery contracts for supply to its retail electricity customers under long–term and full requirements sales contracts. The Company applied the normal purchase, normal sale accounting treatment to its forward purchase supply contracts and its customer sales contracts. Accordingly, the Company recorded revenue generated from its sales contracts as energy is delivered to its retail customers, and direct energy costs are

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

recorded when the energy under its long-term forward physical delivery contracts is delivered. During fiscal 2004, the Company also used financial hedging, or derivative instruments, to hedge its commodity risks to a limited degree. At July 31, 2004, the Company had no positions in derivative instruments.

Recent Accounting Standards

      In October 2004, the FASB concluded that SFAS No. 123R, “Share-Based Payment”, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The Company will adopt SFAS No. 123R on July 1, 2005 and does not believe the adoption will have a material impact on its consolidated financial statements.

3.	Market and Regulatory

California

      The 1996 California Assembly Bill (“AB”) 1890 codified the restructuring of the California electric industry and provided for the right of direct access (“DA”). DA allowed electricity customers to buy their power from a supplier other than the electric distribution utilities beginning January 1, 1998. On April 1, 1998, the Company began supplying customers in California with electricity as an Electric Service Provider (“ESP”).

      The California Public Utility Commission (“CPUC”) issued a ruling on September 20, 2001 suspending direct access. The suspension permitted the Company to keep current customers and to solicit DA customers served by other providers, but prohibited the Company from soliciting new non-DA customers for an indefinite period of time.

      In July 2002, the CPUC authorized Southern California Edison (“SCE”) to implement a Historical Procurement Charge (“HPC”), to repay debt incurred during the energy crisis. This amount is currently being collected by SCE as a $0.01 per kilowatt-hour (“kWh”) surcharge on the retail electricity bill paid by the Company’s customers. SCE estimates that full payment could be achieved as soon as early 2006. While HPC does not directly impact the Company’s rate design or revenue, it may affect the Company’s ability to retain existing customers or compete for new customers.

      Senate Bill 1078, signed by the governor on September 12, 2002, established a Renewable Portfolio Standard program that requires retail sellers of electricity to increase the renewable energy content of their electricity deliveries, from sources such as small hydro, biomass, geothermal resources, and municipal solid waste conversion technologies. Retail sellers must meet a target of 20 percent renewable content in their electricity portfolio by December 31, 2017. Due to the slow ramp-up of this program, additional costs to the Company are not expected to be significant in the near future.

      Effective January 1, 2003, the CPUC authorized the electric distribution utilities to charge certain DA customers a surcharge to cover state power contract costs. The Direct Access Customer Responsibility Surcharge (“DA CRS”) is currently fixed at $0.027 per kWh. DA CRS is only assessed to those DA customers who enrolled in DA on or after February 1, 2001. In the SCE service territory, the $0.027 DA CRS includes the $0.01 HPC. Those customers enrolled in DA prior to February 1, 2001, in the SCE service territory continue to pay only the $0.01 HPC. While this charge does not directly impact the Company’s rate design or revenue, it may affect the Company’s ability to retain existing customers or compete for new customers.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      In December 2003, Pacific Gas and Electric (“PG&E”) and the CPUC reached a settlement in the PG&E bankruptcy. In February 2004, the CPUC approved a rate settlement agreement, which reduced overall customer rates in the PG&E service territory. DA bills have generally declined in the PG&E service territory and the lower rates have affected the Company’s revenue and profitability.

      Currently, four important issues are under review at the CPUC, a Resource Adequacy Requirement, a Renewable Portfolio Standard, Utilities Long Term Procurement Plans and the General Rate Cases of the electric distribution utilities. Additional costs to serve customers in California are anticipated from these proceedings, however, the CPUC decisions will determine the distribution of those costs across all load serving entities and ultimately the Company’s financial impact.

      In September 2004, AB 2006, which would have impacted DA, was vetoed by the governor. There are no economic impacts to the Company’s financial results as a result of that veto.

Pennsylvania

      In 1996, the Electricity Generation Customer Choice and Competition Act was passed. The law allowed electric customers to choose among competitive power suppliers beginning with one third of the State’s consumers by January 1999, two thirds by January 2000, and all consumers by January 2001. We began serving customers in the Pennsylvania territory in 1999. There are no current rate cases or filings regarding this territory that are anticipated to impact the Company’s financial results.

Michigan

      The Michigan state legislature passed two acts, the Customer Choice Act and Electricity Reliability Act, signed into law on June 3, 2000. Open access, or Choice, became available to all customers of Michigan electric distribution utilities, beginning January 1, 2002. We began marketing in Michigan’s Detroit Edison (“DTE”) service territory in September 2002.

      In February 2004, the Michigan Public Service Commission (“MPSC”) issued an interim order granting partial but immediate rate relief to DTE, the Company’s primary electric distribution utility market in Michigan. The order significantly reduced the savings of commercial customers who choose an alternative electric supplier, such as us. These changes have adversely affected the Company’s ability to retain some of the Company’s existing customers and obtain new customers, primarily among larger commercial customers.

      The Michigan Senate has energy restructuring language before it in various bills, supported by the electric distribution utilities, which could negatively impact competition in the Michigan electric market. The proposed changes to the Choice market in Michigan would place additional costs and burdens on competitive electricity suppliers, diminish incentives for customers to switch from the electric distribution utilities, and mandate transition charges for Choice customers. If these bills pass as currently drafted, they may impact the Company’s costs and prospects in the Michigan market.

New Jersey

      Deregulation activities began in New Jersey in November 1999 when the Board of Public Utilities, or BPU, approved the implementation plan. We began marketing in New Jersey in the Public Service Electric and Gas service territory in December 2003.

      The Basic Generation Service is the comparable utility price for small and large commercial accounts and includes a reconciliation charge which can change on a monthly basis. Reconciliation charge fluctuations can affect the Company’s ability to remain competitive against the comparable utility pricing.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

4.	Interest Income, Net

      Interest income, net, is comprised of the following:

	Fiscal Year Ended July 31,

	2002	2003	2004

Interest income	$1,309	$733	$554
Interest expense	(370)	(18)	(5)

Interest income, net	$939	$715	$549

5.	Income Taxes

      The provision for (benefit from) income taxes consist of the following:

	Fiscal Year Ended July 31,

	2002	2003	2004

Current income taxes:
Federal	$(1,768)	$2,900	$(3,623)
State	583	829	95

Total	(1,185)	3,729	(3,528)

Deferred income taxes:
Federal	$4,610	$1,155	$1,888
State	700	229	623

Total	5,310	1,384	2,511

Provision for (benefit from) income taxes	$4,125	$5,113	$(1,017)

      A reconciliation of the federal statutory income tax rates to the Company’s effective income tax rates follows:

	Fiscal Year Ended July 31,

	2002	2003	2004

Federal statutory income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	9.0	6.4	2.1
Increase (decrease) in valuation allowance	—	(1.7)	24.4
Permanent item — offering costs	—	—	5.8
Expiration of stock options	—	8.3	—
Other	0.4	0.5	(1.8)

Effective income tax rate	44.4%	48.5%	(4.5)%

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      Deferred income taxes were as follows:

	July 31,

	2003	2004

Deferred income tax assets:
Stock options	$521	$677
Reserves and accruals	2,371	938
Net operating loss carryforwards	843	1,368
Allowance for doubtful accounts	620	1,436
Capital losses	—	4,291
Unrealized losses	—	424
Investment in Summit	158	—

Total deferred income tax assets	4,513	9,134
Less valuation allowance	(843)	(6,691)

Total deferred income tax assets, net	3,670	2,443

Deferred tax liabilities:
Depreciation and amortization	(867)	(596)
State income taxes	(218)	(664)
Acquired intangibles — Skipping Stone	—	(1,109)

Total deferred income tax liabilities	(1,085)	(2,369)

Net deferred income tax asset	$2,585	$74

      During fiscal 2002, the valuation allowance decreased by $23 which reflected the uncertainty of the deferred tax asset related to the net operating loss carryforward, the use of which became limited as described below. During fiscal 2003, the valuation allowance decreased by $155 and reflected the utilization of net operating loss carryforwards for federal income tax purposes.

      During the current fiscal year, the Company established a valuation allowance to reserve its deferred tax assets, less possible tax refunds, because management believes it is not certain that the Company will realize the tax benefits in the foreseeable future. The effective increase in the valuation allowance for the fiscal year ended July 31, 2004 was $5,848.

      At July 31, 2004, the Company had net operating loss carryforwards of approximately $1,818 and $7,396 for federal and state income tax purposes, respectively, that begin to expire in years 2018 and 2008, respectively. Of these losses, $1,562 of the federal net operating loss carryforwards is subject to an annual limitation due to the change of ownership provision of the Tax Reform Act of 1986. As a result of this annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

6.	Earnings (Loss) Per Common Share

      Earnings (loss) per common share have been computed as follows:

	Fiscal Year Ended July 31,

	2002	2003	2004

Numerator:
Net income (loss)	$5,164	$5,422	$(21,720)
Less: Preferred stock dividends	(70)	(97)	—

Income (loss) applicable to common stock — Basic	5,094	5,325	(21,720)
Income impact from assumed conversion of preferred stock	70	97	—

Net income (loss) — Diluted	$5,164	$5,422	$(21,720)

Denominator:
Weighted-average outstanding common shares — Basic	27,482	27,424	28,338
Incremental common shares from assumed conversions:
Stock options	3,258	1,499	—
Series A convertible preferred stock	796	609	—
Other convertible preferred stock	—	704	—

Adjusted weighted-average common shares — Diluted	31,536	30,236	28,338

      For fiscal 2002, 2003 and 2004, 6,943, 6,860 and 9,779 common shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. For fiscal 2004, assumed in-the-money stock option exercises have been excluded in computing the diluted loss per share as there was a net loss. Their inclusion would reduce the loss per share and be anti-dilutive. If the assumed exercises had been used, fully diluted shares outstanding for fiscal 2004 would have been 28,469.

7.	Accounts Receivable, Net

      Accounts receivable, net, is comprised of the following:

	July 31,

	2003	2004

Billed	$22,244	$21,777
Unbilled	12,998	12,535
Green power credits	5,600	—

	40,842	34,312
Less allowance for doubtful accounts	(2,981)	(3,193)

Accounts receivable, net	$37,861	$31,119

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      The following schedules set forth the activity in the Company’s allowance for doubtful accounts for the reported periods:

	Fiscal Year Ended July 31,

	2002	2003	2004

Balance, beginning of year	$3,946	$2,538	$2,981
Provisions charged to operations	2,313	1,709	2,589
Write-offs	(3,721)	(1,266)	(2,377)

Balance, end of year	$2,538	$2,981	$3,193

      In fiscal 2004, the Company collected $2,234 in past due accounts receivable in the settlement of the PG&E bankruptcy claim that was recorded in net revenue as received. The Company’s fiscal 2002 and 2003 allowance for doubtful accounts includes $1,604 to fully reserve for withheld customer remittances due from PG&E which filed for bankruptcy protection in April 2001.

      The Company has granted a security interest in its Michigan accounts receivable as security for payment of energy purchases from an affiliate of the local utility.

8.	Restricted Cash, Cash Equivalents and Energy Deposits

      The Company has cash, cash equivalents and deposits related to outstanding letters of credit or cash deposited as collateral to secure performance under energy purchase contracts as follows:

	July 31,

	2003	2004

Short-term investments pledged as collateral for letters of credit in connection with agreements for the purchase of electric power	$11,687	$4,008
Short-term investments pledged as collateral for an appeals bond in connection with a litigation award	4,107	—
Cash and cash equivalents of Summit	4,979	—

Total restricted cash and cash equivalents	20,773	4,008

Energy deposits pledged as collateral in connection with agreements for the purchase of electric power	4,051	5,085

Total restricted cash, cash equivalents and energy deposits	$24,824	$9,093

      The Company had $15,471 and $3,745 in outstanding letters of credit at July 31, 2003 and 2004, respectively.

9.	Investments

      In July 2001, the Company initially formed Summit as a vehicle through which it could invest in companies that manufacture or market energy efficiency products. The Company’s initial (and only) investment was a $15,000 capital contribution in Summit.

      Through April 30, 2004, Summit had investments in three energy related companies. Summit accounted for its investment in Encorp, Inc (“Encorp”) (former investee Envenergy, Inc. was acquired by Encorp) and Turbocor B.V. (“Turbocor”) under the cost method of accounting, and it’s investment in PEC (ticker symbol: PEFF) of 75.8% was consolidated in the Company’s consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      On April 30, 2004, the Company reached an agreement with its investment manager, Northwest Power Management (“NPM”) to terminate its Summit relationship. As a result of the transaction, the Company no longer retains an equity interest or contractual relationship with Summit, and the Company retains and directly owns the investments in the three portfolio companies previously held by Summit. Under the terms of the termination agreement, the Company retains the entire interest in Encorp and Turbocor previously held by Summit, and retains a portion of the interest in PEC that was previously held by Summit and not distributed to NPM in the settlement. The Company no longer consolidates the financial results of PEC in its financial reports due to a reduction in its ownership percentage, from 75.8% to 39.9%, as part of the agreement. The table below displays the activity in these investment accounts for fiscal 2004.

					Direct
			Provision for	Investment	Ownership
	Investment	Capital	Impairment	Basis at	Percentage
	Basis at July 31,	Contribution/	and	July 31,	at July 31,
Investee	2003	(Losses)	Distribution	2004	2004

Encorp	$2,030	$—	$(1,934)	$96	2.3%
Turbocor	3,332	800	(4,132)	—	9.3%

Subtotal	5,362	800	(6,066)	96
PEC	2,752	(1,324)	(1,428)	—	39.9%

Total investments	$8,114	$(524)	$(7,494)	$96

      The three investments are all early stage entities incurring operating losses, which are expected to continue, at least in the near term. They each have very limited working capital and as a result, continuing operations will be dependent upon their securing additional financing to meet their immediate capital needs. The Company has no obligation, and currently no intention of investing additional funds into these companies. In fiscal 2004, to reflect the impairment of these investments, the Company recorded provisions for impairment of $7,135 to reflect its percentage ownership in the net equity of each of these companies and a loss of $1,904 to reflect the settlement of the termination of Summit.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      The condensed balance sheet information for Summit, which was consolidated in the Company’s financial statements at July 31, 2003, is as follows:

July 31,
2003

ASSETS:
Cash and cash equivalents	$4,979
Prepaid expenses	403
Inventory	407
Investments	5,362
Property and equipment, net	95
Goodwill	3,007
Other assets	186

Total assets	$14,439

LIABILITIES:
Accounts payable and accrued liabilities	$665
Notes payable — short-term	431

Total liabilities	1,096
Minority Interest	603
Owners’ Equity	12,740

Liabilities and Owners’ Equity	$14,439

      Summit, since its inception in fiscal 2001, had been consolidated into the Company’s financial statements as the Company exercises, or had the ability to exercise legal, financial and operational control. The effects of Summit’s results of operations on the Company’s consolidated results of operations were net losses of $803, $1,472 and $1,304 for fiscal 2002, 2003 and 2004, respectively. Due to the Summit termination, the Company no longer consolidates Summit in its operating results.

10.	Property and Equipment, Net

      Property and equipment, net, is comprised of the following:

	July 31,

	2003	2004

Information technology equipment and systems	$5,848	$7,131
Office furniture and equipment	1,667	1,468
Renewable energy assets	76	499
Leasehold improvements	144	257

	7,735	9,355
Less: accumulated depreciation and amortization	(4,751)	(6,742)

Property and equipment, net	$2,984	$2,613

      Included in fiscal 2004 is Skipping Stone property and equipment, net of accumulated depreciation, totaling $138.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

11.	Accrued Liabilities

      Current accrued liabilities are comprised of the following:

	July 31,

	2003	2004

Litigation damages payable	$2,738	$763
Energy taxes payable	1,330	1,688
Accrued energy payable	618	580
Accrued payroll and benefits	786	691
Accrued bonuses	495	—
Accrued legal expenses	318	919
Notes payable	431	—
Other	411	1,500

Total accrued liabilities	$7,127	$6,141

12.	Stockholders’ Equity

Series A Convertible Preferred Stock

      In July 2004, the Company declared and paid cash dividends at the rate of 10% per annum through July 6, 2004. A total of $108, or $0.18 per share, was paid. After dividends were paid, all 609 shares of Series A convertible preferred stock were converted on a one for one basis to Commerce common stock as previously elected.

Other Convertible Preferred Stock

      In July 2004, the Company declared and paid cash dividends at the rate of 12% to 14% per annum through July 6, 2004. A total of $74, or $0.19 per share, was paid. After dividends were paid, all 392 shares of Other convertible preferred stock were converted on a two for one basis to Commerce common stock as previously elected.

Restricted Stock

      In April 2004, pursuant to the terms of an employment agreement, the Company granted 150 shares of restricted common stock to its Chief Financial Officer which vests equally over the first three anniversary dates of employment, beginning April 1, 2005. The Company recorded $288 of deferred stock-based compensation as a result of the restricted stock grant. Total compensation cost recognized through fiscal year ended July 31, 2004 for this stock-based employee compensation award was $32.

Common Stock

      All sales of Commonwealth’s common stock were made through private placements prior to July 6, 2004. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce Energy and the stockholders of Commonwealth became stockholders of Commerce. As a result of the reorganization, (a) each issued and outstanding share of common stock of Commonwealth was exchanged, subject to exercise of dissenters’ rights by the Commonwealth’s stockholders, for a share of Common Stock, par value $0.001 per share, of Commerce Energy (“Commerce Common Stock”) and a right to purchase (each, a “Right”) one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of Commerce (“Junior Participat-

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

ing Preferred”) and (b) Commerce assumed the Commonwealth’s 1999 Equity Incentive Plan (the “Plan”), all outstanding obligations to issue common stock under the Plan and all outstanding stock options issued outside the Plan. The stockholders of Commerce hold the same relative percentage of Commerce common stock as they owned of Commonwealth common stock immediately prior to the reorganization, subject to the exercise of dissenters rights.

      In July 2004, as part of the reorganization, the Company repurchased 604 shares of common stock for $1,159 from former stockholders of Commonwealth, under the exercise of California law dissenter’s rights.

      Prior to July 8, 2004, there was no established public trading market for any class of Commerce Energy’s or Commonwealth’s equity securities. On July 8, 2004, Commerce’s common stock began trading on the American Stock Exchange under the symbol “EGR.”

      At July 31, 2004, the Company has reserved 10,307 shares of its common stock for potential exercise of outstanding stock options.

Commerce Rights Plan

      The Board of Directors of Commerce has approved the adoption of a preferred share purchase rights plan dated July 1, 2004. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a price of $20 per one one-hundredth of a preferred share, subject to adjustment. The description and terms of the rights are set forth in a rights agreement entered into between the Company and Computershare Trust Company, as rights agent, dated July 1, 2004 (the “Rights Agreement”). Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company by virtue of such right, including, without limitation, the right to vote or to receive dividends.

      Each one one-hundredth of a share of Series A Junior Participating Preferred Stock has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of one share of Common Stock. The Series A Junior Participating Preferred Stock purchasable upon exercise of the rights will not be redeemable. The Series A Junior Participating Preferred Stock rank junior to any other series of the Company’s preferred stock. Each share of Series A Junior Participating Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00, but will be entitled to an aggregate dividend of 100 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Series A Junior Participating Preferred Stock would be entitled to a minimum preferential liquidation payment of $20 per share (plus an amount equal to accrued but unpaid dividends), but would be entitled to receive an aggregate payment equal to 100 times the payment made per share of Common Stock. Each share of Series A Junior Participating Preferred Stock will have 100 votes, voting together with the Common Stock. These rights are protected by customary anti-dilution provisions.

      The rights will expire on July 1, 2014, unless they are earlier redeemed or exchanged by the Company, in each case, as described below. The exercise of rights for Series A Junior Participating Preferred Stock is at all times subject to the availability of a sufficient number of authorized but unissued Series A Junior Participating Preferred Stock. The rights are not exercisable until the distribution date, which will occur on the earlier of:

(i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Stock after the effective date of the reorganization, subject to certain exceptions set forth in the rights agreement; or

(ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes the beneficial owner of 15% or more of the outstanding

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

Common Stock) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would result in any person or entity becoming the beneficial owner of 15% or more of the outstanding Common Stock.

      Notwithstanding anything to the contrary, none of the provisions of the Rights Agreement will be triggered by Ian B. Carter’s beneficial ownership of the Company’s securities unless such ownership exceeds 30% of the outstanding Common Stock.

      Until the distribution date, or earlier redemption or expiration of the rights, (i) the rights will be evidenced by the stock certificates representing the Common Stock, (ii) no separate right certificates will be distributed and (iii) the rights will be transferable with and only with the Common Stock, (iv) Common Stock certificates will contain a notation incorporating the rights agreement by reference and (v) the surrender or transfer of any certificates for Common Stock, even without such notation or a copy of the summary of rights being attached thereto, will also constitute the transfer of the rights associated with the common stock represented by such certificate. As soon as practicable following the distribution date, separate certificates evidencing the rights will be mailed to holders of record of the Common Stock as of the close of business on the distribution date and such separate right certificates alone will evidence the rights.

      The purchase price payable, and the number of Series A Junior Participating Preferred Stock or other securities or other property issuable upon exercise of the rights are subject to adjustment from time to time to prevent dilution. With certain exceptions, no adjustment in the purchase price will be required until cumulative adjustments require an adjustment of at least 1% in such purchase price. No fractional shares will be issued and in lieu thereof, an adjustment in cash will be made based on the market price of the shares on the last trading day prior to the date of exercise.

      In the event that any person or group of affiliated or associated persons becomes the beneficial owner of 15% or more of the outstanding Common Stock, proper provision shall be made so that each holder of a right, other than rights beneficially owned by such acquiring person and its associates and affiliates (which will thereafter be void), will for a 60-day period (or such longer period as necessary to register the Company’s securities) have the right to receive upon exercise that number of shares of Common Stock having a market value equal to two times the exercise price of the right (or, if such number of shares are not and cannot be authorized, the Company may issue cash, debt, other securities or a combination thereof in exchange for the rights).

      In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction have a market value equal to two times the exercise price of the right.

      At any time after a person or a group of affiliated or associated persons becomes the beneficial owner of 15% or more of the outstanding Common Stock and prior to the acquisition by such person or a group of affiliated or associated persons of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the rights (other than rights owned by such person or a group of affiliated or associated persons which shall have become void), in whole or in part, at an exchange ratio of one share of Common Stock per right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment. Finally, in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, each share of Series A Junior Participating Preferred Stock will be entitled to receive 100 times the amount of consideration received per share of Common Stock.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      At any time prior to the earliest of (i) the day that a person or a group of affiliated or associated persons has become the beneficial owner of 15% or more of the outstanding Common Stock, or (ii) July 1, 2014, the Board of Directors of the Company may redeem the rights in whole, but not in part, at a price of $0.001 per right. Immediately upon any redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the redemption price.

      The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the rights, except that from and after such time as the rights are distributed no such amendment may adversely affect the interest of the holders of the rights, excluding the interests of an acquiring person.

Commonwealth Rights Plan

      In January 2002, Commonwealth adopted a Shareholder Rights Plan (the “Commonwealth Rights Plan”). In connection with the reorganization, all of the rights under the Commonwealth Rights Plan were acquired by Commerce Energy.

13.	Stock Options and Warrants

      Stock options granted after December 1999 will expire in December 2004 through 2010. As of July 31, 2004, 10,307 stock options remained unexercised and outstanding.

      The Company’s 1999 Equity Incentive Plan (“Plan”), which was approved by the Company’s stockholders, provides for the granting of up to an aggregate of 7,000 common shares. In addition, the Company’s Board of Directors has from time to time made individual grants of warrants or options outside the Plan. At July 31, 2004, the Company had 5,587 and 4,620 stock options unexercised and outstanding that were granted under and outside the Plan, respectively.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      Stock option activity is set forth below:

	Options Outstanding

						Weighted-
						Average
					Weighted-	Fair Value
	Number of	Exercise Price			Average	of Common
	Shares	Per Share			Exercise Price	Stock

Balance at July 31, 2001	10,283	$0.01	–	$3.75	$1.79
Options granted:
Other employees(1)	5	1.00	–	3.75	2.22	$3.13
Employee performance-based(2)	300			2.50	2.50	$2.38
Options exercised	(52)	0.01	–	1.00	0.50
Options cancelled	(46)	0.05	–	3.75	1.04

Balance at July 31, 2002	10,490	0.01	–	3.75	1.82
Options granted:
Employee performance-based	300			2.50	2.50	$2.50
Other employees(2)	325	1.86	–	3.05	1.93	$1.86
Options exercised	(482)	0.01	–	1.00	0.03
Options cancelled	(403)	2.50	–	2.75	2.50
Options expired	(2,541)	0.01	–	1.00	0.22

Balance at July 31, 2003	7,689	0.25	–	3.75	2.55
Options granted:
Other(3)	3,981	0.05	–	3.75	1.86	$1.94
Options exercised	(102)	0.05	–	2.75	0.26
Options cancelled	(899)			2.75	2.75
Options expired	(362)	1.00	–	3.75	2.81

Balance at July 31, 2004	10,307	$0.05	–	$3.75	$2.26

(1)	Options with exercise prices less than the fair value of the Company’s common stock at respective dates of grant.

(2)	Options with exercise prices equal to the fair value of the Company’s common stock at respective dates of grant.

(3)	Options of 447 were granted with exercise prices less than, options of 2,934 were granted with exercise prices equal to, and options of 600 were granted with exercise prices greater than, the fair value of the Company’s common stock at respective dates of grant.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      The weighted average characteristics of stock options outstanding as of July 31, 2004 were as follows:

		Average
	Number of	Remaining		Weighted
	Shares	Contractual	Shares	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercisable	Exercise Price

$0.05 – $0.50	341	1.4	341	$0.18
$1.00 – $1.92	3,544	8.9	1,707	1.86
$2.50 – $3.75	6,422	4.6	5,161	2.58

Total	10,307	5.9	7,209	$2.26

Stock Options Granted to the Company’s Chairman and Chief Executive Officer and Related Stock-Based Compensation

      As part of an employment agreement with a term expiring January 31, 2005, the Company has granted 4,200 stock options to the Company’s Chairman and Chief Executive Officer which have an exercise price of $2.50 per share and expire on January 1, 2010. As of January 1, 2000, 300 of the options were vested and 100 options vest annually on January 1 of each year from 2001 through 2004, for a total of 700. The remaining 3,500 options are performance-based and vest upon the occurrence of certain events as detailed below. The Company’s Chairman and Chief Executive Officer also has 100 non-employment agreement stock options which have an exercise price of $0.50 per share and expire on December 31, 2004.

      Performance criteria which were met as of July 31, 2004, the number of related stock options vested and those not earned, and stock-based compensation recognized during the year ended July 31, 2002 are as follows (no stock-based compensation was recognized in the years ended July 31, 2003 and 2004, as the exercise price of the stock options was above the current fair market value of the Company’s common stock):

	Number of Options
			Stock-Based
	Earned	Not Earned	Compensation
	and	and	Recognized in
	Vested	Unvested	Fiscal 2002

Completion of the audit of the Company’s July 31, 2000 consolidated financial statements	500	—	$—
Settlement of the California Department of Corporations investigation	250	—	—
Settlement of the California Public Utilities Commission investigation	500	—	—
Completion of liquidity event	—	750	(413)
Initial public offering stock purchase option	—	300	(165)
Meeting the Company’s business plans for 2000	100	200	—
Exceeding the Company’s business plans by 10% or more for 2001	300	—	(165)
Exceeding the Company’s business plans by 10% or more for 2002	300	—	—
Exceeding the Company’s business plans by 10% or more for 2003	300	—	—

	2,250	1,250	$(743)

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      If during the term of the employment agreement, the Company makes a public offering of its shares or if the Company supports any other form of liquidity event, then all stock options related to this employment agreement, whether earned or not, shall be considered vested concurrent with such event.

      The employment agreement also provides that in the event the Company terminates the agreement early or a change in control of the Company occurs, the Company’s Chairman and Chief Executive Officer has the right to require the Company to repurchase all of his capital stock and stock options, then earned or to be earned, at a repurchase price equal to two times the then value of the Company’s common stock.

14.	Commitments and Contingencies

Commitments

Purchase Commitments

      The Company has entered into a series of electricity supply contracts to purchase electricity covering approximately 74% of the customers’ load servicing requirements for fiscal 2005 based on the Company’s forecast. The following is a summary of the Company’s commitments to purchase electric power by state as of July 31, 2004:

	Fiscal Years Ending

	2005	2006	Total

California	$34,290	$9,006	$43,296
Pennsylvania and New Jersey	41,496	18,729	60,225

Total	$75,786	$27,735	$103,521

      For the Michigan market, the Company has entered into several forward energy supply contracts with a major electric power generator to purchase the full requirements service product to service the Company’s customer load. These full requirement service contracts include energy and all scheduling costs. These contracts require the generator to sell the Company power; however, the Company is not required to take delivery.

      As the price at which the Company can purchase electric power is fixed during the terms of the contracts, if the price at which the Company can resell this electric power falls below the contract purchase price plus ancillary and scheduling costs, the Company would incur operating losses during such periods.

Operating Leases

      The Company leases its facilities as well as certain equipment under operating leases. Certain of these operating leases are non-cancelable and contain rent escalation clauses relating to any increases to real property taxes and maintenance costs. The Company incurred aggregate rent expense under operating leases of $704, $742, and $931 in fiscal 2002, 2003 and 2004, respectively.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      The future aggregate minimum lease payments under operating lease agreements in existence at July 31, 2004 are as follows:

Fiscal Year Ending July 31,

2005	$1,240
2006	958
2007	874
2008	859
2009	86

$4,017

Employment agreements

      The Company has four executive employment agreements in existence at July 31, 2004 that provide for future aggregate base salaries as follows:

Fiscal Year Ending July 31,

2005	$1,100
2006	750
2007	500

$2,350

      Under these agreements, the Company may also be required to pay additional amounts in the event of a change in control and/or upon early termination of employment.

Contingencies

Litigation

      In July 2001, the Company filed a Proof of Claim in PG&E’s bankruptcy proceedings. In April 2004 and July 2004, the Company received $1,484 and $750, respectively, from PG&E in full settlement of this claim.

      On January 15, 2003, the Company filed a complaint in the United States District Court for the Central District of California entitled Commonwealth Energy Corporation v. Wayne Mosley; et al. against several dissident stockholders who the Company believes had illegally solicited proxies in connection with the annual meeting of stockholders on January 21, 2003. On February 6, 2003, the Company filed an amended complaint in this lawsuit asking the court to confirm that its Board of Directors had been legally elected by the stockholders and validating the inspector’s determination at the annual meeting that the proxy materials sent by defendants had violated several Securities and Exchange Commission (“SEC”) rules and regulations and that the resulting proxies were invalid. On June 10, 2003, the court issued a default judgment against certain defendants, finding 1) the Company properly conducted the election at the Company’s annual meeting and the inspector of elections was correct in rejecting the proxies solicited by the group; 2) the inspector of elections counted the votes and proxies properly (and thus the elections results were validated); and 3) the challenged proxies violated various SEC rules and were therefore invalid. Three members of the group, and all persons acting in concert with them, were ordered by the court to comply with all federal securities laws and SEC rules in any future attempts to solicit proxies. However, two additional defendants, who were not subject to the court’s earlier ruling, brought a counterclaim against the Company on November 14, 2003 alleging that its Board of Directors was not properly elected at the annual meeting. This action is currently pending and seeks an order voiding the results of the Board of Directors election at the 2003 annual meeting and

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

compelling the Company to seat certain other persons whom they allege should have been elected to the Board. No damages are currently being sought by plaintiffs in this case. The Company intends to defend these counter-claims vigorously.

      On February 14, 2003, the Company filed a complaint in the Orange County Superior Court against Joseph Ogundiji seeking a judicial declaration invalidating 80 shares of its capital stock Mr. Ogundiji claims to hold. On April 11, 2003, Mr. Ogundiji filed and served an answer and cross-complaint alleging claims against the Company for breach of contract, conversion, declaratory relief, promissory estoppel, unlawful denial of voting rights pursuant to California Corporations Code Section 709, illegal stock dividends in violation of California Corporations Code Section 25120, and unjust enrichment. The cross-complaint seeks an unspecified amount of general and punitive damages. This matter is scheduled for trial on June 20, 2005.

      On November 20, 2003, the Company filed a Notice of Appeal in the California Court of Appeal’s in Saline v. Commonwealth Energy Corporation. The appealed order was entered after the first of two trial phases and requires Commonwealth to recognize the shares of other convertible preferred stock held by plaintiff, Joseph Saline, a former director, as valid. A second phase of the trial is scheduled for January 18, 2005, Commonwealth recently prevailed on its motion for summary adjudication of Mr. Saline’s conversion claim, so only a breach of contract claim remains for trial. Another case brought by Mr. Saline, Saline v. Commonwealth Energy Corporation has been consolidated with this case for trial on January 18, 2005. The remaining claims in the second case are allegations by Commonwealth and/or certain intervenor plaintiffs that Mr. Saline breached his fiduciary duties as a director, libeled the Company, and illegally tape recorded certain board meetings. In this second case, Mr. Saline has appealed the trial court’s denial of his motion to strike the libel claims and refusal to award him attorney’s fees related to his original claim concerning his access to corporate documents.

      On November 25, 2003, several stockholders filed a lawsuit against the Company entitled Coltrain, et al. v. Commonwealth Energy Corporation, et al. The complaint purports to be a class action against the Company for violations of section 709 of the California Corporations Code. The plaintiffs allege that the Company failed to correctly count approximately 39,869 votes cast at the 2003 annual meeting and, as a result, the Board of Directors was not properly elected. Instead, the plaintiffs allege that four different persons would have been seated on the Board had the votes been tabulated in the manner advocated by the plaintiffs. This case involves identical issues of law and fact as the counterclaim discussed above in Commonwealth Energy Corporation v. Wayne Moseley, et al. and is currently pending. Commonwealth recently settled with one of the plaintiffs in this case, Coltrain. Commonwealth is vigorously defending this action.

      On April 19, 2004, Mr. Saline and Mr. Ogundiji filed an action in California Superior Court for Orange County, alleging that Commonwealth Energy Corporation’s Board of Directors (other than Mr. Saline) breached their fiduciary duties and breached the covenant of good faith and fair dealing by approving and putting to a stockholder vote the recent reorganization plan, which resulted in Commonwealth becoming a wholly-owned subsidiary of Commerce Energy Group, Inc. In addition, they allege that Commonwealth improperly failed to hold an annual meeting within the time limits set by California Corporations Code Section 600, improperly used the reorganization to alter their rights as preferred shareholders, and improperly refused to hold a vote just among preferred stockholders regarding the reorganization. Up to this point in the litigation, Mr. Saline and Mr. Ogundiji have attempted to block the special meeting at which the reorganization was approved, to enjoin the reorganization, to unwind the reorganization and to de-list the shares of common stock of Commerce listed on the AMEX, but were not successful. Because our directors are defendants in this case, pursuant to the terms of the indemnification agreements between Commonwealth and its directors, we are required to indemnify the directors to the fullest extent allowed by law. The indemnification agreement covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. Pursuant to the indemnification agreement, the Company is currently providing a joint defense with the directors in this action. This matter is scheduled for trial in September 12, 2005 and Commonwealth will defend vigorously.

      The Company currently is, and from time to time may become, involved in other litigation concerning claims arising out of the Company’s operations in the normal course of business. While the Company cannot predict the ultimate outcome of its pending matters or how they will affect the Company’s results of operations or financial position, the Company’s management currently does not expect any of the legal proceedings to which the Company is currently a party, including the legal proceedings described above, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations or financial position.

15.	Related Party Transactions

      During fiscal 2004, the Company engaged Nexus Advisory to assist in the Company’s financial reorganization. The Company paid Nexus Advisory $110 in fiscal 2004 for consulting services. In July 2004, David Barnes, the principal of Nexus Advisory, became the Company’s Vice President of Finance and Investor Relations.

      In prior fiscal years, the Company utilized Technical Service Group, Inc., doing business as Symcas-TSG (“Symcas”) on a limited basis for its IT maintenance. During fiscal 2004, Linda Guckert, the Company’s Vice President of Information Technology, terminated her relationship with Symcas and the Company paid Symcas $2,091, $577 and less than $10 in fiscal 2002, 2003 and 2004, respectively.

      On April 1, 2004, the Company acquired Skipping Stone Inc., an energy consulting and technology firm. Skipping Stone was a privately held company that was principally owned by Peter Weigand. Mr. Weigand, who was the Chief Executive Officer of Skipping Stone prior to its acquisition by the Company, became the President of Commonwealth, Commerce Energy and Skipping Stone on April 1, 2004. Prior to its acquisition of Skipping Stone, since 2001, Commonwealth has engaged Skipping Stone to perform various consulting services. The consulting services were performed by various employees and independent contractors of Skipping Stone, including Peter Weigand and Richard L. Boughrum, who was an independent contractor of Skipping Stone until March 28, 2004. On April 1, 2004, Mr. Boughrum became the Chief Financial Officer of Commonwealth and Commerce Energy. Consulting services performed by Skipping Stone for Commonwealth have included data collection and analysis of market size information, review of energy supply and finance agreements, development of business plans, work plans and definitions of various strategic initiatives and representation of the Company in the implementation of such initiatives. The agreements to perform consulting services were terminable by either party at any time. At the time of the completion of the merger, the only on-going consulting services being performed by Skipping Stone for Commonwealth relate to Commonwealth’s preparations in connection with its upcoming required report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Commonwealth has paid Skipping Stone an aggregate of approximately $308 in consulting fees and expenses from March 2002 through the acquisition date. Through March 31, 2004, approximately 23% of Skipping Stone’s calendar 2004 revenues had been derived from consulting fees paid by Commonwealth.

      The aggregate purchase price for all of the outstanding Skipping Stone securities, which consists of common stock and vested options, was $3.1 million and the assumption of $0.6 million of debt. The purchase price was paid through the issuance of Commonwealth common stock, which was valued at $1.92 per share. Mr. Weigand received 1,088 shares of Commonwealth common stock in the transaction. In addition, other former holders of Skipping Stone common stock received an aggregate of 526 shares of Commonwealth common stock in the transaction.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

      The Company granted the former holders of Skipping Stone common stock “piggy-back” registration rights with respect to the 1,468 shares of common stock issued to them in the merger. Pursuant to a registration rights agreement dated as of April 1, 2004, the Company agreed to register such shares for resale under the Securities Act in any registration statement filed by Commonwealth with the Securities and Exchange Commission with respect to an offering by Commonwealth for its own account (other than a registration statement on Form S-4 or S-8 or any successor thereto) or for the account of any Commonwealth stockholder. The Company will pay all of the expenses of such registration. The Company also agreed to indemnify and hold harmless each of the former holders of Skipping Stone common stock from and against any liabilities (including attorney fees) arising out of any untrue statement of a material fact contained in any such registration statement, other than with respect to information provided by such stockholders for inclusion in the registration statement. The Company’s obligation to register these shares will terminate only when such shares have been disposed of pursuant to an effective Registration Statement; in the opinion of counsel to Commonwealth, the entire amount of the shares may be sold in a single sale without any limitation as to volume pursuant to Rule 144 (or any successor provision then in effect) under the Securities Act; or the shares are sold or distributed by a person not entitled to these registration rights.

      Each of the former holders of Skipping Stone common stock, including Mr. Weigand, has agreed to place 20% of the Commonwealth shares issued to him in the merger in an escrow for a period of six months. The stockholder escrow shares are subject to forfeiture, at $1.92 per share, based upon a two part “true up” calculation, which is defined in the merger agreement. The first part of the calculation is designed to cover a decline in the value of Skipping Stone’s net equity, defined as the difference between the total assets minus the total liabilities, from December 31, 2003 to April 1, 2004, the effective time of the merger. The second part of the calculation will verify that as of six months from the effective time all assets have been collected, amortized or realized as cash and no other liabilities have been accrued or paid by Skipping Stone or Commonwealth after the effective time.

      In addition, each of the former holders of Skipping Stone common stock, including Mr. Weigand, has agreed to place an additional 10% of the Commonwealth shares issued to him in the merger in an escrow for a period of eighteen months, in the case of Mr. Weigand, and twelve months, in the case of the other three former holders of Skipping Stone common stock. The retention escrow shares are subject to forfeiture in the event that such person voluntarily resigns his employment with Commonwealth, Commerce Energy or any of their affiliates after the reorganization during the escrow period (but not upon death, disability or certain changes in control not approved by the board). In connection with the merger, Mr. Weigand also entered into an Agreement Not to Compete for twelve months after he is no longer employed by Commonwealth, Commerce or any of their affiliates, except under the circumstance of a change in control not approved by Board of Commonwealth or Commerce.

16.	Quarterly Financial Information (Unaudited)

      In the fourth quarter of fiscal 2004, the Company identified an adjustment of $1,070 to direct energy costs that should, more appropriately, be considered an adjustment in direct energy costs in the second and third fiscal quarters for $292 and $778, respectively, and is reflected below and in the Quarterly Reports on Form 10-Q/A Amendment No. 2 for the quarterly period ended January 31, 2004 and Form 10-Q/A Amendment No. 1 for the quarterly period ended April 30, 2004. The fiscal 2003 quarterly financial information is shown as reported for comparative purposes only.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share and per kWh amounts)

	October 31	January 31		April 30		July 31	Fiscal Year

		Reported	Adjusted	Reported	Adjusted

Year ended July 31, 2004:
Net revenue	$58,396	$47,038	$47,038	$48,521	$48,521	$56,668	$210,623
Direct energy costs	54,075	43,491	43,783	42,021	42,799	50,523	191,180

Gross profit	4,321	3,547	3,255	6,500	5,722	6,145	19,443
Net income (loss)	(1,122)	(7,361)	(7,653)	(4,816)	(5,594)	(7,351)	(21,720)
Net income (loss)
per common
share:
Basic	(0.04)	(0.27)	(0.28)	(0.17)	(0.20)	(0.25)	(0.77)
Diluted	(0.04)	(0.27)	(0.28)	(0.17)	(0.20)	(0.25)	(0.77)

	October 31	January 31	April 30	July 31	Fiscal Year

Year ended July 31, 2003:
Net revenue	$33,682	$31,759	$37,841	$62,244	$165,526
Direct energy costs	26,206	24,569	29,855	47,549	128,179

Gross profit	7,476	7,190	7,986	14,695	37,347
Net income (loss)	(526)	587	1,096	4,265	5,422
Net income (loss)
per common share:
Basic	(0.02)	0.02	0.04	0.15	0.19
Diluted	(0.02)	0.02	0.04	0.14	0.18

EXHIBIT INDEX

Exhibit
Number	Title of Exhibit

2.1	Agreement and Plan of Reorganization, by and among American Energy Group, Inc.., CEC Acquisition Corp. and Commonwealth Energy Corporation, previously filed with the Commission on July 6, 2004 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
2.2	Agreement and Plan of Merger by and among Commonwealth Energy Corporation, Skipping Stone Acquisition Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock dated March 29, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.2 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4, which is incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the Commission on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent. Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the Commission on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the Commission on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A, which is incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian B. Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000, previously filed with the Commission on August 9, 2001 as Exhibit 10.12 to Commonwealth Energy Corporation’s Registration Statement on Form 10, which is incorporated herein by reference.
10.2	Consent and Waiver Agreement dated March 12, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004, which is incorporated herein by reference.
10.3	Second Amendment to Employment Agreement dated March 16, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.2 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004, which is incorporated herein by reference.
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on November 14, 2001 as Exhibit 10.15 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/ A, which is incorporated herein by reference.
10.5	Amendment to Employment Agreement dated March 31, 2004 between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on April 5, 2004 as Exhibit 10.5 to Amendment No. 3 to Commerce Energy Group’s Registration Statement on Form S-4, which is incorporated herein by reference.
10.6	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4, which is incorporated herein by reference.

Exhibit
Number	Title of Exhibit

10.7	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4, which is incorporated herein by reference.
10.8	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation’s Registration Statement on Form S-8, which is incorporated herein by reference.
10.9	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan.
10.10	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation, previously filed with the Commission on April 5, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004, which is incorporated herein by reference.
10.11	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation, previously filed with the Commission on March 16, 2004 as Exhibit 10.3 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, which is incorporated herein by reference.
10.12	Settlement Agreement and Release dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation.
10.13	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation.
10.14	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation.
10.15	Stock Option Agreement dated as of July 8, 1999 between Ian B. Carter and Commonwealth Energy Corporation.
10.16	Indemnification Agreement dated as of January 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule.
10.17	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule.
Other Material Contracts
10.18	Skipping Stone Stockholder Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock, previously filed with the Commission on April 5, 2004 as Exhibit 2.3 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4, which is incorporated herein by reference.
10.19	Retention Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc., Peter Weigand, Greg Lander, Eric Alam and Bruno Kvetinskas, previously filed with the Commission on April 5, 2004 as Exhibit 2.4 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4, which is incorporated herein by reference.
10.20	Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone, Inc. common stock dated March 29, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4, which is incorporated herein by reference.
10.21	Agreement Not To Compete by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand dated April 1, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.6 to Amendment No. 3 Commerce Energy Group, Inc.’s Registration Statement on Form S-4, which is incorporated herein by reference.

Exhibit
Number	Title of Exhibit

10.22	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001, previously filed with the Commission on November 14, 2001 as Exhibit 10.6 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/ A, which is incorporated herein by reference.
10.23	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, previously filed with the Commission on April 3, 2002 as Exhibit 10.19 to Amendment No. 2 to Commonwealth Energy Corporation’s Registration Statement on Form 10/ A, which is incorporated herein by reference.
10.24	Lease Agreement dated August 9, 2002, between Commonwealth Energy Corporation and Cherry Tree Investors, L.P. , previously filed with the Commission on October 29, 2002 as Exhibit 10.25 to Commonwealth Energy Corporation’s Annual Report on Form 10-K for the year ended July 31, 2002, which is incorporated herein by reference.
10.25	Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation.
10.26	Restructuring and Termination of Membership Agreement dated as of April 30, 2004 by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc., previously filed with the Commission on June 14, 2004 as Exhibit 10.5 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004, which is incorporated herein by reference.
10.27	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K for the year ended July 31, 2002, which is incorporated herein by reference.
10.28	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004, as Exhibit 10.20 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003, which is incorporated herein by reference.
10.29	Exelon Generation Company, LLC Confirmation Agreement dated July 22,2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.21 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003, which is incorporated herein by reference.
10.30	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated March 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.22 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003, which is incorporated herein by reference.
10.31	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated July 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003, which is incorporated herein by reference.
10.32	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading.
10.33	Revised Operating Agreement dated October 27, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation.
14.1	Commerce Energy Group, Inc. Code of Business Conduct and Ethics.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Title of Exhibit

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.