Form 10-Q
period 2004-10-31
COMMERCE ENERGY GROUP INC
filed 2004-12-15
CIK 1274150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-32239

COMMERCE ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0501090
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Anton Boulevard, Suite 2000, Costa Mesa, California 92626
(Address of principal executive offices) (Zip Code)

(714) 259-2500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of December 12, 2004, 30,619,290 shares of the registrant’s common stock were outstanding.

COMMERCE ENERGY GROUP, INC.

Form 10-Q
For the Period Ended October 31, 2004
Index

FORWARD-LOOKING INFORMATION

     A number of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting management’s current expectations. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding our financial position and strategy may constitute forward-looking statements. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those set forth in this Quarterly Report on Form 10-Q, as well as the following:

•	regulatory changes in the states in which we operate that could adversely affect our operations;

•	our continued ability to obtain and maintain licenses from the states in which we operate;

•	the competitive restructuring of retail marketing may prevent us from selling electricity in certain states;

•	our dependence upon a limited number of third parties to generate and supply to us electricity;

•	fluctuations in market prices for electricity;

•	our dependence on the Independent System Operators in each of the states where we operate, to properly coordinate and manage their electric grids, and to accurately and timely calculate and allocate the charges to the participants for the numerous related services provided;

•	our ability to obtain credit necessary to support future growth and profitability; and

•	our dependence upon a limited number of utilities to transmit and distribute the electricity we sell to our customers.

     We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the risks and uncertainties described in this Report in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report on Form 10-K for the year ended July 31, 2004 which we filed with the Securities and Exchange Commission on November 15, 2004. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, and you should not place undue reliance on these statements. These forward-looking statements speak only as of the date on which the statements were made. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2003	2004
Net revenue	$58,396	$58,496
Direct energy costs	54,075	52,406

Gross profit	4,321	6,090
Selling and marketing expenses	970	953
General and administrative expenses	5,518	5,007
Reorganization and initial public listing expenses	118	—

Income (loss) from operations	(2,285)	130
Other income and expenses:
Initial formation litigation expenses	(585)	(1,439)
Minority interest share of loss	544	—
Interest income, net	130	189

Total other income and expenses	89	(1,250)

Loss before benefit from income taxes	(2,196)	(1,120)
Benefit from income taxes	1,074	—

Net loss	$(1,122)	$(1,120)

Loss per common share:
Basic	$(0.04)	$(0.04)

Diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2004	October 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,065	$53,757
Accounts receivable, net	31,119	27,452
Income taxes refund receivables	4,423	4,423
Deferred income tax assets	74	74
Prepaid expenses and other current assets	5,141	5,819

Total current assets	94,822	91,525
Restricted cash and cash equivalents	4,008	4,268
Deposits	5,445	5,663
Investments	96	96
Property and equipment, net	2,613	2,409
Goodwill and other intangible assets	3,839	3,671

Total assets	$110,823	$107,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,576	$26,808
Accrued liabilities	6,141	6,364

Total current liabilities	36,717	33,172
Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 30,519 shares issued and outstanding at July 31, 2004 and October 31, 2004	60,796	60,796
Unearned restricted stock compensation	(256)	(232)
Retained earnings	13,566	12,446
Other comprehensive income	—	1,450

Total stockholders’ equity	74,106	74,460

Total liabilities and stockholders’ equity	$110,823	$107,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended October 31,
	2003	2004
Cash Flows From Operating Activities
Net loss	$(1,122)	$(1,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	375	354
Amortization	63	168
Provision for doubtful accounts	661	548
Stock-based compensation expense	—	24
Minority interest share of loss of consolidated entity	172	—
Changes in operating assets and liabilities:
Accounts receivable, net	13,690	3,119
Prepaid expenses and other assets	692	554
Accounts payable	(5,908)	(3,769)
Accrued liabilities and other	307	225

Net cash provided by operating activities	8,930	103
Cash Flows From Investing Activities
Purchase of property and equipment	(466)	(151)

Net cash used in investing activities	(466)	(151)
Cash Flows From Financing Activities
Decrease (increase) in restricted cash and cash equivalents	2,337	(260)

Net cash provided by (used in) financing activities	2,337	(260)

Increase (decrease) in cash and cash equivalents	10,801	(308)
Cash and cash equivalents at beginning of period	40,921	54,065

Cash and cash equivalents at end of period	$51,722	$53,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per kWh amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements for the three months ended October 31, 2004 include the accounts of Commerce Energy Group, Inc. (“the Company”), its three wholly-owned subsidiaries: Commonwealth Energy Corporation (“Commonwealth”) doing business under the brand name electricAmerica, Skipping Stone, Inc. (“Skipping Stone”), which was acquired on April 1, 2004, and UtiliHost, Inc. (“UtiliHost”). All material intercompany balances and transactions have been eliminated in consolidation.

     At October 31, 2003, the Company’s consolidated financial statements included the accounts of its controlled investment in Summit Energy Ventures, LLC (“Summit”), and its majority ownership in Power Efficiency Corporation (“PEC”). In fiscal 2004, the Company terminated its relationship with Summit and its investment in PEC decreased to 39.9%, therefore, neither entity was consolidated as of July 31, 2004 or as of October 31, 2004. (See Note 4).

Preparation of Interim Condensed Consolidated Financial Statements

     These interim condensed consolidated financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated results of operations, financial position, and cash flows for the interim periods presented herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended July 31, 2004.

Uses of Estimates

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical experience as well as management’s future expectations. As a result, actual results could differ from management’s estimates and assumptions. The Company’s management believes that its most critical estimates herein relate to independent system operator costs, allowance for doubtful accounts, unbilled receivables and loss contingencies, particularly those associated with litigation.

Reclassifications

     Certain amounts in the condensed consolidated financial statements for the comparative prior fiscal period have been reclassified to be consistent with the current fiscal period’s presentation.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

Stock-Based Compensation

     The Company accounts for its employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No.25”), and related interpretations. Under APB No. 25, no stock-based employee compensation costs are reflected in net loss for the three month periods ended October 31, 2004 and 2003, because all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net loss as applicable to common stock (see Note 2) and loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123:

	Three months ended October 31,
	2003	2004
Net loss as applicable to common stock — basic and diluted	$(1,122)	$(1,120)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(3)

Pro forma net loss — basic and diluted	$(1,164)	$(1,123)

Loss per share:
Basic and diluted — as reported	$(0.04)	$(0.04)

Basic and diluted — pro forma	$(0.04)	$(0.04)

Segment Reporting

     The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. These members of senior management currently manage the Company’s business, assess its performance, and allocate its resources as a single operating segment. As we acquired Skipping Stone in fiscal 2004 and its revenue accounts for approximately 1% of total net revenue, and geographic information is not material, no segment information is provided.

2. Basic and Diluted Loss per Common Share

     Basic loss per common share was computed by dividing net loss available to common stockholders, after any preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if all outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net loss by the weighted average number of common shares plus dilutive common equivalent shares outstanding, unless they were anti-dilutive.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

     The following is a reconciliation of the numerator (loss) and the denominator (common shares in thousands) used in the computation of basic and diluted loss per common share:

	Three months ended October 31,
	2003	2004
Numerator:
Net loss	$(1,122)	$(1,120)
Deduct: Preferred stock dividends	(164)	—

Net loss applicable to common stock — basic	(1,286)	(1,120)
Assumed conversion of preferred stock	—	—

Net loss applicable to common stock — diluted	$(1,286)	$(1,120)

Denominator:
Weighted-average outstanding common shares — basic	27,645	30,519
Effect of stock options	—	—
Effect of convertible preferred stock	—	—

Weighted-average outstanding common shares — diluted	27,645	30,519

     For the three months ended October 31, 2003 and 2004, the effects of the assumed exercise of all stock options and the assumed conversion of preferred stock into common stock are anti-dilutive; accordingly, such assumed exercises and conversions have been excluded from the calculation of net loss — diluted. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months ended October 31, 2003 and 2004 would have been 29,159 and 30,881, respectively.

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

     In July 2002, the CPUC authorized Southern California Edison (“SCE”) to implement a Historical Procurement Charge (“HPC”), to repay debt incurred during the energy crisis. This amount is currently being collected by SCE as a $0.01 per kilowatt-hour (“kWh”) surcharge on the retail electricity bill paid by the Company’s customers. SCE estimates that full payment could be achieved as soon as early 2006. While the HPC does not directly impact the Company’s rate design or revenue, it may affect the Company’s ability to retain existing customers or compete for new customers.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

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

Pennsylvania

     In 1996, the Electricity Generation Customer Choice and Competition Act was passed. The law allowed electric customers to choose among competitive power suppliers beginning with one third of the State’s consumers by January 1999, two thirds by January 2000, and all consumers by January 2001. The Company began serving customers in the Pennsylvania territory in 1999. There are no current rate cases or filings regarding this territory that are anticipated to impact the Company’s financial results.

Michigan

     The Michigan state legislature passed two acts, the Customer Choice Act and Electricity Reliability Act, signed into law on June 3, 2000. Open access, or Choice, became available to all customers of Michigan electric distribution utilities, beginning January 1, 2002. The Company began marketing in Michigan’s Detroit Edison (“DTE”) service territory in September 2002.

     In February 2004, the Michigan Public Service Commission (“MPSC”) issued an interim order granting partial but immediate rate relief to DTE, the Company’s primary electric distribution utility market in Michigan. The order significantly reduced the savings of commercial customers who choose an alternative electric supplier, such as the Company. These changes have adversely affected the Company’s ability to retain some of the Company’s existing customers and obtain new customers, primarily among larger commercial customers.

     In November 2004, the MPSC issued the final order in the DTE General Rate case making slight changes in the rates originally approved in the interim order issued in February 2004. The final order slightly decreased charges applied to savings of large commercial customers who choose an alternative electric supplier, while generally maintaining the charges for smaller commercial customers. More notable changes were made to rules regarding moving between the local utility and alternative suppliers. New customers electing service from alternative providers must remain outside utility service for a minimum of two years. Additionally, the local utility now requires substantial notice prior to returning to their service. Overall rate and rule changes are not expected to have a significant impact to the Company’s ability to retain its existing customers and obtain new customers.

     The Michigan Senate has energy restructuring language before it in various bills, supported by the electric distribution utilities, which could negatively impact competition in the Michigan electric market.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

New Jersey

     Deregulation activities began in New Jersey in November 1999 when the Board of Public Utilities, or BPU, approved the implementation plan. The Company began marketing in New Jersey in the Public Service Electric and Gas service territory in December 2003.

     The Basic Generation Service is the comparable utility price for small and large commercial accounts and includes a reconciliation charge which can change on a monthly basis. Reconciliation charge fluctuations can affect the Company’s ability to remain competitive against the comparable utility pricing.

4. Investments

     The Company has three early stage investments in energy related entities incurring operating losses, which are expected to continue, at least in the near term: Encorp, Inc. (“Encorp”), Turbocor B.V. (“Turbocor”) and Power Efficiency Corporation (“PEC”). They each have very limited working capital and as a result, continuing operations will be dependent upon their securing additional financing to meet their immediate capital needs. The Company has no obligation, and currently no intention of investing additional funds into these companies.

     At October 31, 2004, the Company’s ownership interest in Encorp, Turbocor and PEC was 2.3%, 9.3% and 39.9%, respectively. The Company accounts for its investment in Encorp and Turbocor under the cost method of accounting. Although the Company currently accounts for its investment in PEC (ticker symbol: PEFF) under the equity method of accounting, in fiscal 2004, the Company recorded a loss sufficient to reduce the Company’s investment basis in PEC to zero and, therefore, it will have no negative impact on the Company’s financial results in the current fiscal year. At October 31, 2003, PEC was consolidated in the Company’s financial statements.

5. Contingencies

Litigation

     On January 15, 2003, the Company filed a complaint in the United States District Court for the Central District of California entitled Commonwealth Energy Corporation v. Wayne Mosley; et al. against several dissident stockholders who the Company believes had illegally solicited proxies in connection with the annual meeting of stockholders on January 21, 2003. On February 6, 2003, the Company filed an amended complaint in this lawsuit asking the court to confirm that its Board of Directors had been legally elected by the stockholders and validating the inspector’s determination at the annual meeting that the proxy materials sent by defendants had violated several Securities and Exchange Commission (“SEC”) rules and regulations and that the resulting proxies were invalid. On June 10, 2003, the court issued a default judgment against certain defendants, finding 1) the Company properly conducted the election at the Company’s annual meeting and the inspector of elections was correct in rejecting the proxies solicited by the group; 2) the inspector of elections counted the votes and proxies properly (and thus the elections results were validated); and 3) the challenged proxies violated various SEC rules and were therefore invalid. Three members of the group, and all persons acting in concert with them, were ordered by the court to comply with all federal securities laws and SEC rules in any future attempts to solicit proxies. However, two additional defendants, who were not subject to the court’s earlier ruling, brought a counterclaim against the Company on November 14, 2003 alleging that its Board of Directors was not properly elected at the annual meeting. This action is currently pending and seeks an order voiding the results of the Board of Directors election at the 2003 annual meeting and compelling the Company to seat certain other persons whom they allege should have been elected to the Board. No damages are currently being sought by plaintiffs in this case. The Company intends to defend these counter-claims vigorously.

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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

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

     The Company currently is, and from time to time may become, involved in other litigation concerning claims arising out of the Company’s operations in the normal course of business. While the Company cannot predict the ultimate outcome of its pending matters or how they will affect the Company’s results of operations or financial position, the Company’s management currently does not expect any of the legal proceedings to which the Company is currently a party, including the legal proceedings described above, individually or in the aggregate, to have a material adverse effect on its results of operations or financial position beyond the accruals provided as of October 31, 2004.

6. Derivative Financial Instruments

     The Company’s activities expose it to a variety of market risks including commodity prices and interest rates. Management has established risk management policies and strategies to reduce the potentially adverse effects that the price volatility of these markets may have on its operating results. The Company’s risk management activities,

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

including the use of derivative instruments, are subject to the management, direction and control of an internal risk oversight committee. The Company maintains commodity price risk management strategies that use derivative instruments within strict risk tolerances to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Derivative instruments measured at fair market value are recorded on the balance sheet as an asset or liability. Changes in fair market value are recognized currently in earnings unless specific hedge accounting criteria are met.

     Supplying electricity to retail customers requires the Company to match customers’ projected demand with fixed price purchases. The Company primarily uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. In certain markets where the Company operates, entering into forward fixed price contracts may be expensive relative to derivative alternatives. Derivative instruments, primarily swaps and futures, are used to hedge the future purchase price of electricity for the applicable forecast usage protecting the Company from significant price volatility. In the first fiscal quarter of 2005, certain forward fixed price purchases and swap agreements were designated as cash flow hedges resulting in changes in the hedge value being deferred in other comprehensive income (“OCI”). To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value was recorded in direct energy costs. The Company also entered into transactions that did not qualify as accounting hedges but were designed to take advantage of trends in wholesale power prices to reduce its direct energy costs. Some of these transactions do not qualify for hedge accounting treatment under SFAS 133. In such cases, the changes in the fair value of these transactions are recorded in earnings as a component of direct energy costs. The Company did not engage in trading activities in the wholesale energy market other than to manage its direct energy cost in an attempt to improve the profit margin associated with its customer requirements.

     The amounts recorded in OCI at October 31, 2004 related to cash flow hedges are summarized in the following table:

		Increase
	July 31,	(Decrease)	October 31,
	2004	in OCI	2004
Current assets	$—	$1,450	$1,450

Other comprehensive income	$—	$1,450	$1,450

     The Company does not use derivative instruments related to its interest rate exposure at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are a diversified energy services company. We provide electric power to our residential, commercial, industrial and institutional customers in the California, Pennsylvania, Michigan and New Jersey electricity markets. We are licensed by the Federal Energy Regulatory Commission, or FERC, as a power marketer. In addition to the state agencies in which we currently operate, we are also licensed to supply retail electric power by applicable state agencies in New York, Maryland, Texas, Ohio and Virginia.

     As of October 31, 2004, we delivered electricity to approximately 100,000 customers in California, Pennsylvania, Michigan and New Jersey. The growth of this business depends upon the degree of deregulation in each state, the availability of energy at competitive prices and credit terms, and our ability to acquire retail or commercial customers.

     Our core business is the retail sale of electricity to end-use customers. All of the power we sell to our customers is purchased from third-party power generators under long-term contracts and in the spot market. We do not own electricity generation facilities, with the exception of small experimental renewal energy assets. The electric power we sell is generally metered and delivered to our customers by local incumbent electric distribution utilities, or local utilities. The local utilities also provide billing and collection services for most of our customers on our behalf. To facilitate load shaping and balancing for our retail customer portfolio, we also buy and sell surplus electric power from and to other market participants when necessary.

     We buy electricity in the wholesale market in blocks of time-related quantities usually at fixed prices. We sell electricity in the real time market based on the demand from our customers at contracted prices. We manage the inherent mismatch between our block purchases and our sales by buying and selling in the spot market. In addition, the independent system operators (“ISO”), the entities which manage each of the electric grids in which we operate, perform real time load balancing. We are charged or credited for electricity purchased and sold for our account by the ISO.

     There are inherent risks and uncertainties in our core business operations. These include: regulatory uncertainty, timing differences between our purchases and sales of electricity, forecasting error between our estimated customer usage and the customer’s actual usage, weather related changes in quantities demanded by our customers, customer attrition, spread changes between on-peak and off-peak power pricing and seasonal differences between summer and winter demand, and spring and fall demand seasons, unexpected factors in the wholesale power markets such as regional power plant outages, volatile fuel prices (used to generate the electricity that we buy), transmission congestion or system failure, and credit related counter-party risk for us or within the grid system generally. Accordingly, these uncertainties may produce results that can differ significantly from our internal forecasts. For a discussion of other risks related to the operation of our business, see the discussion herein under the caption “Factors That May Affect Future Results.”

     Skipping Stone, Inc., or Skipping Stone, which we acquired in April 2004, provides energy-related consulting and technologies to utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and investment banks. Skipping Stone is our wholly-owned subsidiary and its revenue (after elimination of intercompany transactions) was less than 1% of our consolidated totals for the three months ended October 31, 2004.

     In fiscal 2004, we consolidated Summit Energy Ventures, or Summit, and its majority interest in Power Efficiency Corporation, or PEC, into our financial results. In the third fiscal quarter of 2004, we terminated our relationship with Summit, and we retained only a 39.9% interest in PEC, therefore, we are no longer consolidating either Summit or PEC in our current fiscal year financial results. Although we currently account for our investment in PEC under the equity method of accounting, in fiscal 2004, we recorded a loss sufficient to reduce our investment basis in PEC to zero and, therefore, it will have no negative impact on our financial results in the current fiscal year.

     The information in this Item 2, should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations

contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, and the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report.

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

     In July 2002, the CPUC authorized Southern California Edison, or SCE, to implement a Historical Procurement Charge, or HPC, to repay debt incurred during the energy crisis. This amount is currently being collected by SCE as a $0.01 per kilowatt-hour, or kWh, surcharge on the retail electricity bill paid by our customers. SCE estimates that full payment could be achieved as soon as early 2006. While the HPC does not directly impact our rate design or revenue, it may affect our ability to retain existing customers or compete for new customers.

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

     In November 2004, the MPSC issued the final order in the DTE General Rate case making slight changes in the rates originally approved in the interim order issued in February 2004. The final order slightly decreased charges applied to savings of large commercial customers who choose an alternative electric supplier, while generally maintaining the charges for smaller commercial customers. More notable changes were made to rules regarding moving between the local utility and alternative suppliers. New customers electing service from alternative providers must remain outside utility service for a minimum of two years. Additionally, the local utility now requires substantial notice prior to returning to their service. Overall rate and rule changes are not expected to have a significant impact to our ability to retain our existing customers and obtain new customers.

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

Critical Accounting Policies and Estimates

     The following discussion and analysis of our financial condition and operating results are based on our consolidated financial statements. The preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to the condensed consolidated financial statements. The accounting policies discussed below are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

•	Purchase and sale accounting — In fiscal 2004 and 2005, we purchased substantially all of our power under long-term forward physical delivery contracts for supply to our retail electricity customers. We apply the normal purchase, normal sale accounting treatment to our forward purchase supply contracts and our customer sales contracts. Accordingly, we record revenue generated from our sales contracts as energy is delivered to our retail customers, and direct energy costs are recorded when the energy under our long-term forward physical delivery contracts is delivered. In the first quarter of fiscal 2005, we also employed financial hedges using derivative instruments, to hedge our commodity price risks. In the first fiscal quarter of 2005, certain forward fixed price purchases and swap agreements were designated as cash flow hedges resulting in changes in the hedge value being recorded as other comprehensive income, or OCI. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded currently in direct energy costs. We intend to use derivative instruments as an efficient way of assisting in managing our price and volume risk in energy supply procurement for our retail customers. Certain derivative instrument treatment may not qualify for hedge treatment and require mark-to-market accounting in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

•	Independent system operator costs — Included in direct energy costs, along with electric power that we purchase, are scheduling coordination costs and other ISO fees and charges. The actual ISO costs are not finalized until a settlement process by the ISO is performed for each day’s activities for all grid participants. Prior to the completion of settlement (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual fees resulting in the need to adjust the previously estimated costs.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated by us to be the number of kilowatt-hours delivered, but not yet billed, multiplied by the current customer average sales price per kilowatt-hour.

•	Legal matters — From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.

Results of Operations

     In the following comparative analysis, all percentages are calculated based on dollars in thousands. The states of Pennsylvania and New Jersey are within the same ISO territory and procurement of power is not managed separately, therefore, they are referred to as the Pennsylvania market below.

Three months ended October 31, 2004 compared to three months ended October 31, 2003.

     Net revenue of $58.5 million remained constant for the three months ended October 31, 2004 compared to the three months ended October 31, 2003. Gross profit increased $1.8 million, or 41%, to $6.1 million for the three months ended October 31, 2004 compared to $4.3 million for the same prior year period. The gross profit improvement in the three months ended October 31, 2004 was primarily due to substantial improvement in the operating income contribution in Pennsylvania which offset the continuing pressure on gross profit in the California business. The Company’s operating results for the three months ended October 31, 2004 included income from operations of $0.1 million compared to a loss of $2.3 million for the same prior year period.

Net revenue

     Revenue of $58.5 million in the current year resulted primarily from increased energy sales of $2.4 million in Michigan offset by a decrease in California of $2.3 million compared to the prior year period. In Michigan, we sold 209 million kWh at an average retail price per kWh of $0.057 in the three months ended October 31, 2004, as compared to 179 million kWh at an average retail price per kWh of $0.054 in the same period last year. The increase in volume was primarily due to continued increases in our Michigan customer base. In California, we sold 324 million kWh at an average retail price per kWh of $0.068 in the three months ended October 31, 2004, as compared to 355 million kWh sold at an average retail price per kWh of $0.068 in the same period last year. The decrease in volume was primarily due to customer attrition attributable to our efforts to improve profitability per customer. In Pennsylvania, we sold 405 million kWh at an average retail price per kWh of $0.059 in the three months ended October 31, 2004, as compared to 413 million kWh sold at an average retail price per kWh of $0.059 in the same period last year.

     At October 31, 2004, we had approximately 100,000 customers compared to 115,000 customers at October 31, 2003. The number of customers has decreased due to our profitability per customer focus, reducing the number of residential customers, which have much lower average usage, and are less profitable. The decrease was 12% in California and 19% in Pennsylvania, while we increased our customer base in Michigan by 54% and entered the New Jersey market in December 2003.

Direct energy costs

     Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Our direct energy costs decreased to $52.4 million for the three months ended October 31, 2004, a decrease of $1.7 million, or 3%, from $54.1 million for the three months ended October 31, 2003.

     The decrease in direct energy costs occurred primarily in Pennsylvania partially offset by increases in Michigan and California. In Pennsylvania, our average cost per kWh was $0.055 for the three months ended October 31, 2004, as compared to an average cost per kWh of $0.063 for the same period in fiscal 2003. In Michigan, our average cost per kWh was $0.051 for the three months ended October 31, 2004, as compared to an average cost per kWh of $0.048 for the same period last year. In California, our average cost per kWh was $0.059 for the three months ended October 31, 2004, as compared to an average cost per kWh of $0.054 for the same period in fiscal 2003.

Selling and marketing expenses

     Our selling and marketing expenses remained constant at $1.0 million for the three months ended October 31, 2004 and 2003.

General and administrative expenses

     Our general and administrative expenses decreased $0.5 million, or 9%, to $5.0 million for the three months ended October 31, 2004 compared to $5.5 million in the three months ended October 31, 2003. The decrease was primarily attributed to fiscal 2003 management fee expenses of $0.2 million incurred in connection with Summit, which we no longer incur due to the termination of the Summit agreement at the end of fiscal 2003. The remaining decrease was attributable to various expense categories within general and administrative expenses.

Reorganization and initial public listing expenses

     We incurred $0.1 million in the first quarter of fiscal 2004 of costs related to our reorganization into a Delaware holding company structure and the initial public listing of our common stock on the American Stock Exchange. Management believes it is appropriate to classify these costs as a separately identified selling, general and administrative expense category, and include expenses such as legal, accounting, auditing, consulting, and printing and reproduction fees that are specific to these activities. We incurred no reorganization and initial public listing expenses in fiscal 2005.

Initial formation litigation expenses

     In the three months ended October 31, 2004, we incurred $1.4 million of initial formation litigation costs related to Commonwealth Energy Corporation’s formation compared to $0.6 million of such costs incurred during the three months ended October 31, 2003. Initial formation litigation expenses include legal and litigation costs associated with the initial capital raising efforts by former Commonwealth Energy Corporation employees, various board member matters, and the legal complications arising from those activities.

Minority interest share of loss

     Minority interests in fiscal 2004 represent that portion of PEC’s post-consolidation losses that are allocated to the non-Summit investors based on their aggregate minority ownership interest in PEC. PEC is no longer consolidated in the Company’s financial statements in fiscal 2005.

Benefit from income taxes

     No provision for or benefit from income taxes was recorded for the three months ended October 31, 2004; as compared to the benefit from income taxes of $1.1 million for the three months ended October 31, 2003. In fiscal 2005, we established a valuation allowance equal to our calculated tax benefit, because we believed it was not certain that we would realize these tax benefits in the foreseeable future.

Liquidity and Capital Resources

     As of October 31, 2004, our unrestricted cash and cash equivalents were $53.8 million, compared to $54.1 million at July 31, 2004 and our restricted cash and cash equivalents were $4.3 million, compared to $4.0 million at July 31, 2004. Our principal sources of liquidity to fund ongoing operations were cash provided by operations and existing cash and cash equivalents.

     Cash flow provided by operations for the three months ended October 31, 2004 was $0.1 million, compared to $8.9 million in the three months ended October 31, 2003. In the three months ended October 31, 2004, cash was provided primarily by a decrease in accounts receivable of $3.1 million offset by cash used primarily to decrease accounts payable by $3.8 million.

     Cash flow used in investing activities for the three months ended October 31, 2004 was $0.2 million compared to $0.5 million for the three months ended October 31, 2003. Cash used in investments consisted of capital expenditures.

     Cash flow used in financing activities for the three months ended October 31, 2004 was $0.3 million, compared to cash flow provided by financing activities of $2.3 million in the three months ended October 31, 2003. In the prior fiscal year, restricted cash increased primarily due to the partial reduction of the required security for an appeals bond related to litigation.

     The Company does not have open lines of credit for direct unsecured borrowings or letters of credit. Credit terms from our suppliers of electricity often require us to post collateral against our energy purchases and against our mark-to-market exposure with certain of our suppliers. We currently finance these collateral obligations with our available cash. If we are required to post such additional security, a portion of our cash would become restricted, which could adversely affect our liquidity. As of October 31, 2004, we had $4.3 million in restricted cash to secure letters of credit required by our suppliers and $5.4 million in deposits pledged as collateral in connection with energy purchase agreements.

     Based upon our current plans, level of operations and business conditions, we believe that our cash and cash equivalents, and cash generated from operations will be sufficient to meet our capital requirements and working capital needs for the foreseeable future. However, there can be no assurance that we will not be required to seek other financing in the future or that such financing, if required, will be available on terms satisfactory to us.

Contractual Obligations

     For the three months ended October 31, 2004, we have entered into additional electricity purchase contracts in the normal course of doing business for $14.1 million. These contracts are for less than one year and are with various suppliers.

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

     Retail energy market restructuring has been and will continue to be a complicated regulatory process, with competing interests advanced not only by relevant state and federal utility regulators, but also by state legislators, federal legislators, local utilities, consumer advocacy groups and potential market participants. As a result, the extent to which there are legitimate competitive opportunities for alternative energy suppliers in a given jurisdiction may vary widely and we cannot be assured that regulatory structures will offer us competitive opportunities to sell energy to consumers on a profitable basis. The regulatory process could be negatively impacted by a number of factors, including interruptions of service and significant or rapid price increases. The legislative and regulatory processes in some states take prolonged periods of time. In a number of jurisdictions, it may be many years from the date legislation is enacted until the retail markets are truly open for competition.

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

We face many uncertainties that may cause substantial operating losses and we cannot assure stockholders that we can achieve and maintain profitability.

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

     We continue to monitor our suppliers’ credit quality to attempt to reduce the impact of any potential counterparty default. As of October 31, 2004, the majority of our counterparties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time with no advance warning. A deterioration in the credit quality of our suppliers could have an adverse impact on our sources of electricity purchases.

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

     We have initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting through the period ended October 31, 2004. We anticipate that improvements will continue to be made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     There have been no material changes to information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, except as set forth below.

     Our activities expose us to a variety of market risks including commodity prices and interest rates. Management has established risk management policies and strategies to reduce the potentially adverse effects that the price volatility of these markets may have on our operating results. Our risk management activities, including the use of derivative instruments, are subject to the management, direction and control of an internal risk oversight committee. We maintain commodity price risk management strategies that use derivative instruments within strict risk tolerances to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Derivative instruments measured at fair market value are recorded on the balance sheet as an asset or liability. Changes in fair market value are recognized currently in earnings unless specific hedge accounting criteria are met.

     Supplying electricity to retail customers requires us to match customers’ projected demand with fixed price purchases. We primarily use forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. In certain markets where we operate, entering into forward fixed price contracts may be expensive relative to derivative alternatives. Derivative instruments, primarily swaps and futures, are used to hedge the future purchase price of electricity for the applicable forecast usage protecting us from significant price volatility. In the first fiscal quarter of 2005, certain forward fixed price purchases and swap agreements were designated as cash flow hedges resulting in changes in the hedge value being deferred in other comprehensive income (“OCI”). To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value was recorded in direct energy costs. We also entered into transactions that did not qualify as accounting hedges but were designed to take advantage of trends in wholesale power prices to reduce our direct energy costs. Some of these transactions do not qualify for hedge accounting treatment under SFAS 133. In such cases, the changes in the fair value of these transactions are recorded in earnings as a component of direct energy costs. We did not engage in trading activities in the wholesale energy market other than to manage our direct energy cost in an attempt to improve the profit margin associated with our customer requirements.

     The amounts recorded in OCI at October 31, 2004 related to cash flow hedges are summarized in the following table:

		Increase
	July 31,	(Decrease)	October 31,
	2004	in OCI	2004
Current assets	$—	$1,450	$1,450

Other comprehensive income	$—	$1,450	$1,450

     As of October 31, 2004, we had 84% of our forecast energy load through December 31, 2005 covered through either fixed price power purchases with counterparties, or price protected through financial hedges.

Item 4. Controls and Procedures.

     a) Evaluation of Disclosure Controls and Procedures.

     Our Principal Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Act of 1934, as amended) are effective to ensure that all information required to be disclosed by the Company in the reports filed or submitted by it under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Principal Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

     b) Changes in Internal Controls.

     In connection with the above-referenced evaluation, no change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     We are evaluating the effectiveness of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2005, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending on July 31, 2005. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting. In evaluating our internal controls over financial reporting, we have identified a number of changes that need to be made to our internal controls, primarily related to better documenting the controls, and related changes to information systems used in financial reporting. We began making these changes during the second quarter of 2005. The changes we began during the second quarter of 2005 did not, individually or in the aggregate, have a material effect on our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Reference is made to the Company’s Report on Form 10-K for the period ended July 31, 2004 (the “10-K”), for a summary the Company’s legal proceedings previously reported. Since the date of the 10-K, there have been no material developments in previously reported legal proceedings.

Item 6. Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description
10.1	Form of Non-Employee Director Stock Option Agreement for directors, previously filed with the Commission on December 8, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Commerce Energy Group, Inc. Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading, previously filed with the Commission on November 15, 2004 as Exhibit 10.32 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.4	Revised Operating Agreement dated November 15, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on April 5, 2004 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K, which is incorporated herein by reference.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) under of the Securities Exchange Act of 1934, as amended.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

Date: December 15, 2004	By:	/s/ Peter Weigand

Peter Weigand
President
(Principal Executive Officer)

Date: December 15, 2004	By:	/s/ Richard L. Boughrum

Richard L. Boughrum
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description
10.1	Form of Non-Employee Director Stock Option Agreement for directors, previously filed with the Commission on December 8, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Commerce Energy Group, Inc. Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading, previously filed with the Commission on November 15, 2004 as Exhibit 10.32 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.4	Revised Operating Agreement dated November 15, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on April 5, 2004 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K, which is incorporated herein by reference.

31.1	Principal Executive Officer Certification required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.