Form 10-Q/A
period 2005-01-31
COMMERCE ENERGY GROUP INC
filed 2005-06-14
CIK 1274150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of March 11, 2005, 30,502,290 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

     This quarterly report on Form 10-Q/A (Amendment No. 1) is being filed by the Company to amend the Company’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2005 filed with the Securities and Exchange Commission on March 17, 2005.

     In connection with the following series of transactions, management has identified certain deficiencies in our internal controls. In January 2005, we sold electricity commodity supply contracts related to a strategic realignment of our customer portfolio in the Pennsylvania electricity market and the discontinuation of service to certain classes of residential and small commercial customers. As a result of timing issues related to realigning the portfolio and inaccurately forecasting the resulting required electricity supply, we had transitional electricity supply obligations which could have been served more cost effectively with the original electricity supply contracts rather than with the replacement power which was subsequently purchased at market prices. In the execution of this portfolio realignment, we observed deficiencies in our internal controls relating to monitoring the operational progress of the realignment. Our independent auditors, Ernst & Young LLP, advised us on June 8, 2005 that in their opinion, with which we concur, these internal control deficiencies constitute reportable conditions, and collectively, a material weakness as defined in Statement on Auditing Standards No. 60 and that our unaudited condensed consolidated financial statements for the three and six months periods ended January 31, 2005 should be restated. As a result of these timing and forecasting issues and internal control deficiencies, we are restating our unaudited condensed consolidated financial statements for the three and six months periods ended January 31, 2005. We are restating these unaudited financial statements to reflect the impact of this adjustment (principally, reporting a net loss of $729,000 for the three months period ended January 31, 2005 instead of the previously reported net income of $1,371,000 and a net loss of $1,848,000 for the six months period ended January 31, 2005 instead of the previously reported net income of $252,000), and to include additional disclosures in the appropriate period related to these internal control deficiencies. This amended Quarterly Report on Form 10-Q/A principally restates prior reported results and includes additional disclosures in the appropriate period as a result of the foregoing weaknesses in our internal controls.

     This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4 and Part II, Item 6. Except as identified in the prior sentence, no other item included in the original Form 10-Q has been amended, and such items shall remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or discussion of any other developments at the Company subsequent to its original filing.

COMMERCE ENERGY GROUP, INC.

Form 10-Q/A
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2005	2004	2005
		(Restated)		(Restated)
Net revenue	$47,038	$61,048	$105,434	$119,545
Direct energy costs	43,783	51,026	97,858	103,433

Gross profit	3,255	10,022	7,576	16,112
Selling and marketing expenses	1,008	761	1,978	1,715
General and administrative expenses	5,829	10,043	11,347	15,050
Reorganization and initial public listing expenses	1,028	—	1,146	—

Loss from operations	(4,610)	(782)	(6,895)	(653)
Other income and expenses:
Initial formation litigation expenses	—	(162)	(585)	(1,601)
Provision for impairment on investments	(4,313)	—	(4,313)	—
Minority interest share of loss	351	—	895	—
Interest income, net	151	215	281	406

Total other income and expenses	(3,811)	53	(3,722)	(1,195)

Loss before benefit from income taxes	(8,421)	(729)	(10,617)	(1,848)
Benefit from income taxes	768	—	1,842	—

Net loss	$(7,653)	$(729)	$(8,775)	$(1,848)

Loss per common share:
Basic	$(0.28)	$(0.02)	$(0.32)	$(0.06)

Diluted	$(0.28)	$(0.02)	$(0.32)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2004	January 31, 2005
		(Unaudited)
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$54,065	$49,983
Accounts receivable, net	31,119	32,272
Income taxes refund receivable	4,423	4,430
Deferred income tax asset	74	74
Prepaid expenses and other current assets	5,141	1,278

Total current assets	94,822	88,037
Restricted cash and cash equivalents	4,008	4,333
Deposits	5,445	6,699
Investments	96	91
Property and equipment, net	2,613	2,253
Goodwill and other intangible assets	3,839	3,504

Total assets	$110,823	$104,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,576	$23,251
Accrued liabilities	6,141	10,104

Total current liabilities	36,717	33,355
Stockholders’ equity:
Common stock – 150,000 shares authorized with $0.001 par value; 30,519 and 30,499 shares issued and outstanding at July 31, 2004 and January 31, 2005, respectively	60,796	60,594
Unearned restricted stock compensation	(256)	(208)
Retained earnings	13,566	11,718
Other comprehensive loss	—	(542)

Total stockholders’ equity	74,106	71,562

Total liabilities and stockholders’ equity	$110,823	$104,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended January 31,
	2004	2005
		(Restated)
Cash Flows From Operating Activities
Net loss	$(8,775)	$(1,848)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	761	683
Amortization	127	336
Provision for doubtful accounts	1,125	1,318
Impairment of Summit investments	4,843	5
Stock-based compensation expense	—	48
Minority interest share of loss of consolidated entity	(282)	—
Changes in operating assets and liabilities:
Accounts receivable, net	13,249	(2,402)
Prepaid expenses and other assets	1,318	1,992
Accounts payable	(6,685)	(7,325)
Accrued liabilities and other	(258)	3,963

Net cash provided by (used in) operating activities	5,423	(3,230)
Cash Flows From Investing Activities
Purchase of property and equipment	(571)	(325)

Net cash used in investing activities	(571)	(325)
Cash Flows From Financing Activities
Proceeds from exercise of stock	1	50
Cancellation of common stock	—	(252)
Decrease (increase) in restricted cash and cash equivalents	8,602	(325)

Net cash provided by (used in) financing activities	8,603	(527)

Increase (decrease) in cash and cash equivalents	13,455	(4,082)
Cash and cash equivalents at beginning of period	40,921	54,065

Cash and cash equivalents at end of period	$54,376	$49,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per kWh amounts)

2005. Summary of Significant Accounting Policies

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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

Revenue Recognition

     Energy sales are recognized as the electric power is delivered to customers. The Company’s net revenue is comprised of the following:

	Three months ended		Six months ended January
	January 31,		31,
	2004	2005	2004	2005
Retail energy sales	$46,034	$44,807	$102,181	$97,499
Excess energy sales	1,004	16,241	3,253	22,046

Net revenue	$47,038	$61,048	$105,434	$119,545

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

     The following table illustrates the effect on net income (loss) as applicable to common stock (see Note 2) and income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123:

	Three months ended		Six months ended January
	January 31,		31,
	2004	2005	2004	2005
		(Restated)		(Restated)
Net income (loss) as applicable to common stock – basic and diluted	$(7,679)	$(729)	$(8,827)	$ (1,848)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9)	(7)	(92)	(10)

Pro forma net income (loss) — basic and diluted	$(7,688)	$(736)	$(8,919)	$(1,858)

Income (loss) per share:
Basic — as reported	$(0.28)	$(0.02)	$(0.32)	$(0.06)

Basic — pro forma	$(0.28)	$(0.02)	$(0.32)	$(0.06)

Diluted — as reported	$(0.28)	$(0.02)	$(0.32)	$(0.06)

Diluted — pro forma	$(0.28)	$(0.02)	$(0.32)	$(0.06)

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

     The following is a reconciliation of the numerator (income or loss) and the denominator (common shares in thousands) used in the computation of basic and diluted income (loss) per common share:

	Three months ended January 31,		Six months ended January 31,
	2004	2005	2004	2005
		(Restated)		(Restated)
Numerator:
Netloss	$(7,653)	$(729)	$(8,775)	$(1,848)
Deduct: Preferred stock dividends	(26)	—	(52)	—

Net loss applicable to common stock — basic and diluted	$(7,679)	$(729)	$(8,827)	$(1,848)

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

	Three months ended January 31,		Six months ended January 31,
	2004	2005	2004	2005
		(Restated)		(Restated)
Denominator:
Weighted-average outstanding common shares — basic	27,645	30,534	27,645	30,528
Effect of stock options	—	—	—	—

Weighted-average outstanding common shares – diluted	27,645	30,534	27,645	30,528

     For the three and six months ended January 31, 2004, the effects of the assumed exercise of all stock options and the assumed conversion of preferred stock into common stock are anti-dilutive; accordingly, such assumed exercises and conversions have been excluded from the calculation of net loss — diluted. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three and six months ended January 31, 2005 would have been 30,881 and 30,888, respectively. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three and six months ended January 31, 2004 would have been 29,087 and 29,118, respectively.

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

4. Investments

     The Company has three investments in early-stage, energy related entities incurring operating losses, which are expected to continue, at least in the near term: Encorp, Inc. (“Encorp”), Turbocor B.V. (“Turbocor”) and Power Efficiency Corporation (“PEC”). Each company has very limited working capital and as a result, continuing operations will be dependent upon their securing additional financing to meet their respective immediate capital needs. The Company has no obligation, and currently no intention to invest additional funds into these companies.

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

5. Commitments and Contingencies

Commitments

Purchase Commitments

     On January 28, 2005, the Company made a strategic decision to discontinue service to certain customers in the Pennsylvania service territory, specifically certain residential and small commercial customers. In connection with that decision, the Company sold back future electricity supply commitments related to serving those customers to its energy supplier. The supply commitments would have provided the Company with electricity to serve the discontinued customers’ electricity requirements through May 2006. The transaction occurred in January 2005 and resulted in a gain on the sale of the supply commitments of $9,301, which has been reflected in the Company’s financial statements for its second fiscal quarter ending January 31, 2005. This gain was partially offset by $1,500 of additional costs, to cover the timing and forecasting issues related to realigning the customer portfolio, incurred in the third fiscal quarter of 2005 and $600 of a reserve for additional estimated energy costs in the fourth fiscal quarter of 2005. (See Note 8). The Company will continue to serve remaining customers in the Pennsylvania territory from remaining supply contracts with other wholesale suppliers. After giving effect to the supply commitment that was sold in the Pennsylvania territory and any new supply commitments entered into in the second fiscal quarter, the following is a summary of the Company’s commitments to purchase electric power as of January 31, 2005:

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

     On December 23, 2004, the Company entered into a full and comprehensive Settlement Agreement and Mutual General Release (“Settlement Agreement”) with stockholder and former director of Commonwealth Energy Corporation, Joseph P. Saline, and stockholder Joseph Ogundiji. The Settlement Agreement effectively ended all legal actions between the parties that began in 2001. The Settlement Agreement acknowledges and validates Mr. Saline’s shares of common stock in the Company and provides for a $1,200 settlement payment to Mr. Saline. The Settlement Agreement also provides Mr. Ogundiji with a payment of $222 in settlement of all of his claims and for

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

canceling all of his shares of common stock. In addition, Mr. Saline and Mr. Ogundiji agreed that for the next two years they would submit any future disputes to mediation before commencing litigation or before they take any steps to contact the Company’s stockholders for any reason. The Company accrued $1,200 in October of 2004 for the settlement with Mr. Saline and the $222 settlement for Mr. Ogundiji was recorded as cancellation of stock with no income statement effect.

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

8. Quarterly Financial Information (Unaudited)

     In January 2005, the Company announced a strategic realignment of its customer portfolio in the Pennsylvania electricity market and the discontinuation of service to certain classes of residential and small commercial customers. In connection with this decision, the Company sold electricity commodity supply contracts, which were deemed excess based on the realignment plan, back to the original supplier and recorded a gain on the sale of the contracts of $9,301 in the second quarter of fiscal 2005. As a result of timing and forecasting issues related to realigning the portfolio, the Company had unforeseen transitional supply obligations which could have been served more cost effectively with the original supply contracts rather than with the market cost of the replacement power which was subsequently purchased. As a result, the Company is restating the second quarter gain from $9,301 to $7,201, to account for the higher replacement cost of power incurred in the third quarter of fiscal 2005 and estimated in the fourth quarter of fiscal 2005 compared to the cost that would have been incurred under the original supply contracts, as reflected below.

	Three Months Ended		Six Months Ended
	January 31, 2005		January 31, 2005
	Reported	Restated	Reported	Restated
Net revenue	$61,048	$61,048	$119,545	$119,545
Direct energy costs	48,926	51,026	101,333	103,433

Gross profit	12,122	10,022	18,212	16,112

Earnings (loss) from operations	$1,318	$(782)	$1,447	$(653)
Net income (loss)	$1,371	$(729)	$252	$(1,848)
Earnings (loss) per share — basic	$0.04	$(0.02)	$0.01	$(0.06)

Earnings (loss) per share — diluted	$0.04	$(0.02)	$0.01	$(0.06)

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

     Net revenue of $61.0 million increased by $14.0 million, or 30%, for the three months ended January 31, 2005 compared to the three months ended January 31, 2004. Gross profit increased $6.7 million to $10.0 million for the three months ended January 31, 2005 compared to $3.3 million for the same prior year period. The revenue and gross profit improvement in the three months ended January 31, 2005 was primarily due to the sale of a portion of our Pennsylvania energy supply for $9.3 million and an increase in excess energy sales of $5.9 million. On January 28, 2005, we made a strategic decision to discontinue service to certain residential and small commercial customers in the Pennsylvania territory, and sold back electricity supply commitments to our energy supplier for $9.3 million. This gain was partially offset by $1.5 million and $0.6 million of additional cost, to cover the timing and forecasting issues related to realigning the customer portfolio, incurred in the third fiscal quarter of 2005 and estimated to be incurred in the fourth fiscal quarter of 2005, respectively. The Company’s operating results for the three months ended January 31, 2005 included a loss from operations of $0.8 million compared to a loss of $4.6 million for the same prior year period.

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

Direct energy costs

     Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Our direct energy costs increased to $51.0 million for the three months ended January 31, 2005, an increase of $7.2 million, or 16%, from $43.8 million for the three months ended January 31, 2004.

     The increase in direct energy costs occurred primarily in Michigan and California, with a partial offset in Pennsylvania. In Michigan, our average cost per kWh was $0.052 for the three months ended January 31, 2005, as compared to an average cost per kWh of $0.047 for the same period last year. In California, our average cost per kWh was $0.061 for the three months ended January 31, 2005, as compared to an average cost per kWh of $0.056 for the same period in fiscal 2004. In Pennsylvania, our average cost per kWh was $0.056 for the three months ended January 31, 2005, as compared to an average cost per kWh of $0.063 for the same period in fiscal 2004. In addition, increased cost in the current period reflect $2.1 million of additional costs incurred in the third fiscal quarter 2005 and estimated to be incurred in the fourth fiscal quarter 2005, which was restated in the second fiscal quarter 2005 to offset the $9.3 million gain recognized in this same period.

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

     Net revenue increased $14.1 million, or 13%, to $119.5 million for the six months ended January 31, 2005 as compared to $105.4 million in the six months ended January 31, 2004. Gross profit increased $8.5 million to $16.1 million for the six months ended January 31, 2005 as compared to $7.6 million for the same prior year period. The revenue and gross profit improvement in the six months ended January 31, 2005 was primarily due to the sale of a portion of the future Pennsylvania energy supply for $9.3 million, partially offset by $2.1 million additional cost incurred to cover the timing and forecasting issues related to realigning the customer portfolio, an increase in excess energy sales of $9.5 million and increased gross profit in Michigan and New Jersey due to increased customer base offset by the continuing pressure on gross profit in the California business. The Company’s operating results for the six months ended January 31, 2005 included a loss from operations of $0.7 million compared to a loss of $6.9 million for the same prior year period.

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

Direct energy costs

     Our direct energy costs increased to $103.4 million for the six months ended January 31, 2005, an increase of $5.5 million, or 6%, from $97.9 million for the six months ended January 31, 2004. The increase in direct energy costs occurred primarily in Michigan and California partially offset by decreases in Pennsylvania related to the new New Jersey market. In Michigan, our average cost per kWh was $0.051 for the six months ended January 31, 2005, as compared to an average cost per kWh of $0.047 for the same period last year. In California, our average cost per kWh was $0.060 for the six months ended January 31, 2005, as compared to an average cost per kWh of $0.055 for the same period in fiscal 2004. In Pennsylvania, our average cost per kWh was $0.056 for the six months ended January 31, 2005, as compared to an average cost per kWh of $0.063 for the same period in fiscal 2004.

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

     In January 2005, we sold back our electricity supply commitments related to serving certain residential and small commercial customers, in the Pennsylvania territory, to our energy supplier. The supply commitments would have provided us with electricity to serve the discontinued customers’ electricity requirements through May 2006. The transaction occurred in January 2005 and resulted in a gain on the sale of the supply commitments of $9.3 million, which has been reflected in our financial statements for our second fiscal quarter ending January 31, 2005. This gain was partially offset by $2.1 million of additional cost, to cover the timing and forecasting issues related to realigning the customer portfolio, incurred in the third fiscal quarter of 2005 and estimated to be incurred in the fourth fiscal quarter of 2005. We will continue to serve remaining customers in the Pennsylvania territory from remaining supply contracts with other wholesale suppliers. After giving effect to the supply commitment that was sold in the Pennsylvania territory and any new supply commitments entered into in the second fiscal quarter, our contractual commitments for electricity purchase contracts as of January 31, 2005 are $55.1 million, of which $54.8 million is for less than one year and $0.3 million is for more than one year through March 2006.

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

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in January 2005, we sold electricity commodity supply contracts related to a strategic realignment of our customer portfolio in the Pennsylvania electricity market and the discontinuation of service to certain classes of residential and small commercial customers. As a result of timing issues related to realigning the portfolio and inaccurately forecasting the resulting required electricity supply, we had transitional electricity supply obligations which could have been served more cost effectively with the original supply contract rater than with replacement power which was subsequently purchased at market prices. In the execution of this portfolio realignment, we observed deficiencies in our internal controls relating to monitoring the operational progress of the realignment. Our independent auditors advised us that in their opinion, with which we concur, these internal control deficiencies constitute reportable conditions, and collectively, a material weakness that caused us to restate our second quarter reported results, which means that this was an issue that in the auditor’s judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In both fiscal 2004 and 2005, we devoted significant resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the reportable condition and material weakness in fiscal 2004 and 2005, we are continuing to work to improve our internal controls, including in the area of energy accounting. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

     The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report in connection with the filing of its initial Quarterly Report on Form 10-Q based upon the information available at that time and concluded that the Company’s disclosure controls and procedures were effective. The controls evaluation was done under the supervision and with the participation of management, including our Principal Executive Officer and Chief Financial Officer.

     Subsequent to that evaluation, we advised the Audit Committee of our Board of Directors that, in monitoring the strategic realignment of our Pennsylvania customer portfolio, we noted deficiencies in internal controls relating to monitoring the operational progress of the realignment and properly forecasting the resulting required electricity supply.

     Our independent auditors, Ernst & Young LLP, have advised the Audit Committee that these internal control deficiencies constitute a reportable condition and a material weakness as defined in Statement on Auditing Standards No. 60. This amended Quarterly Report on Form 10-Q/A principally restates prior reported results and include additional disclosures in the appropriate period as a result of finding the foregoing weakness in our internal controls.

     We continue to evaluate and implement methods to improve our internal controls and procedures with the assistance of outside advisors. We have taken the following corrective actions, some of which we began to implement as early as March 2005:

•	Determined that a major integrated system upgrade was required to replace the current in-house forecasting, meter tracking and sales systems. We have evaluated several such third party systems and have begun implementation on our selections;

•	Established procedures to reconcile demand and load factors among the various in-house systems until the integrated system can be fully implemented;

•	Established procedures to reconcile meter counts on a weekly basis among the various in-house systems until the integrated system can be fully implemented; and

•	Established senior level management oversight of the load forecasting process, including weekly update and reporting meetings.

     We will continue to design and implement additional procedures to ensure that these internal control deficiencies will not result in material misstatements in our consolidated financial statements contained in this amended Quarterly Report on Form 10-Q/A, and will not result in material misstatements in our future financial results.

     In connection with this amended Quarterly Report on Form 10-Q/A, under the direction of our Principal Executive Officer and Chief Financial Officer, we have re-evaluated our disclosure controls and procedures as currently in effect, including the changes in internal controls over financial reporting described above, and we have concluded that, as of the date of this amended Quarterly Report on Form 10-Q/A, our disclosure controls and procedures are effective.

b)	Changes in Internal Controls.

     As previously reported, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the end of the second quarter of fiscal 2005, we took the remedial actions described above.

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
10.1
Settlement Agreement and Mutual General Release dated December 23,2004 by and between Commerce Energy Group, Inc, Commonwealth Energy Corporation, Ian Carter, Robert Perkins, Brad Gates, Joseph P. Saline, Patricia E. Saline and Joseph Ogundiji, previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2004, which is incorporated herein by reference.

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

10.6
Escrow Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc., Commerce Energy Group, Inc., American Communications Network, Inc. and Computershare Trust Company, Inc., previously filed with the Commission as Exhibit 2.4to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005, which is incorporated herein by reference.

10.7
Summary of Commerce Energy Group, Inc. Management Bonus Program for 2005, previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2005, which is incorporated herein by reference.

10.8
Offer Letter for Tom Ulry dated February 28, 2005, previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005,which is incorporated herein by reference.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rule13a-14(a)under of the Securities Exchange Act of 1934, as amended.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

Date: June 14, 2005	By:	/s/ Peter Weigand Peter Weigand
President
(Principal Executive Officer)

Date: June 14, 2005	By:	/s/ Richard L. Boughrum

Richard L. Boughrum
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1
Settlement Agreement and Mutual General Release dated December 23,2004 by and between Commerce Energy Group, Inc, Commonwealth Energy Corporation, Ian Carter, Robert Perkins, Brad Gates, Joseph P. Saline, Patricia E. Saline and Joseph Ogundiji, previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2004, which is incorporated herein by reference.

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

10.6
Escrow Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc., Commerce Energy Group, Inc., American Communications Network, Inc. and Computershare Trust Company, Inc., previously filed with the Commission as Exhibit 2.4to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005, which is incorporated herein by reference.

10.7
Summary of Commerce Energy Group, Inc. Management Bonus Program for 2005, previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2005, which is incorporated herein by reference.

10.8
Offer Letter for Tom Ulry dated February 28, 2005, previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005,which is incorporated herein by reference.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rule13a-14(a)under of the Securities Exchange Act of 1934, as amended.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.