Form 10-Q/A
period 2005-04-30
COMMERCE ENERGY GROUP INC
filed 2005-07-12
CIK 1274150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

     This quarterly report on Form 10-Q/A (Amendment No. 1) is being filed by the Company to amend the Company’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2005 filed with the Securities and Exchange Commission on June 14, 2005.

     In connection with the following series of transactions, management has identified certain deficiencies in our internal controls. In January 2005, we sold electricity commodity supply contracts related to a strategic realignment of our customer portfolio in the Pennsylvania electricity market and the discontinuation of service to certain classes of residential and small commercial customers. As a result of timing issues related to realigning the portfolio and inaccurately forecasting the resulting required electricity supply, we had transitional electricity supply obligations which could have been served more cost effectively with the original electricity supply contracts rather than with the replacement power which was subsequently purchased at market prices. In the execution of this portfolio realignment, we observed deficiencies in our internal controls relating to monitoring the operational progress of the realignment. Our independent auditors, Ernst & Young LLP, advised us on June 8, 2005 that in their opinion, with which we concur, these internal control deficiencies constitute reportable conditions, and collectively, a material weakness as defined in Statement on Auditing Standards No. 60 and that our unaudited condensed consolidated financial statements for the three and six months periods ended January 31, 2005 should be restated. In June 2005, as a result of these timing and forecasting issues and internal control deficiencies, we restated our unaudited condensed consolidated financial statements for the three and six months periods ended January 31, 2005.

     This amended Quarterly Report on Form 10-Q/A amends our prior disclosure to clarify the results of our evaluation of controls and procedures as of the end of the period covered by this report.

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

     Immediately prior to the filing of the initial Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, we filed Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2005 (“Amendment No. 1”). Amendment No. 1 principally restated prior reported results and included additional disclosures in the appropriate period as a result of finding the above-referenced deficiencies in our disclosure controls and procedures and the material weakness in our internal controls over financial reporting. We then filed Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2005 to include additional disclosures in the appropriate period as a result of finding the above-referenced deficiencies in our disclosure controls and procedures and the material weakness in our internal controls over financial reporting.

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

     In light of the above-referenced information, the Company (a) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by Amendment No. 1 to this Quarterly Report on Form 10-Q/A; and (b) evaluated (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act) whether any change in the Company’s internal control over financial reporting occurred during the third quarter ended April 30, 2005 which materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Each evaluation was done under the supervision and with the participation of management, including our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures.

     Based upon the Company’s evaluation of the effectiveness of the design of and operation of our disclosure controls and procedures as of the end of the period covered by Amendment No. 1 to this Quarterly Report on Form 10-Q/A, our principal executive officer and principal financial officer concluded that, because of the deficiency referenced above, the Company’s disclosure controls and procedures were not effective.

Evaluation of Internal Controls and Procedures.

     Based upon the evaluation of the effectiveness of our internal controls over financial reporting that occurred during the period covered by Amendment No. 1 to this Quarterly Report on Form 10-Q/A, the changes to our internal controls and procedures detailed above did have a material effect, and are reasonably likely to continue to materially affect the Company’s internal control over financial reporting.

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