Form 10-Q/A
period 2004-10-31
COMMERCE ENERGY GROUP INC
filed 2005-10-31
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/ A
(Amendment No. 1)

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-32239
COMMERCE ENERGY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0501090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Anton Boulevard, Suite 2000, Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)
(714) 259-2500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of December 12, 2004, 30,619,290 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
      This quarterly report on Form 10-Q/ A (Amendment No. 1) is being filed by the Company to amend the Company’s quarterly report on Form 10-Q for the quarterly period ended October 31, 2004 filed with the Securities and Exchange Commission on December 15, 2004.
      We purchase substantially all of our electricity and natural gas supplies for our retail customers utilizing forward physical delivery contracts. Additionally, we utilize financial derivatives, primarily swaps and futures, to minimize earnings fluctuations resulting from commodity price market volatility. These physical and financial contracts are classified as derivatives under Statement of Financial Accounting Standard, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We account for the majority of our forward physical contracts pursuant to the normal purchase and normal sale exemption under SFAS No. 133, whereby contracted energy costs are recorded at the time of physical delivery. We accounted for certain financial derivatives and electricity forward physical delivery contracts entered into after January 28, 2005 for our Pennsylvania market (PJM-ISO) as cash flow hedges, whereby any related mark to market gain or loss on these contracts was deferred and reported as a component of other comprehensive income (loss) until the period of delivery.
      In connection with the preparation of our consolidated financial statements for the fiscal year ended July 31, 2005, we determined that (a) certain electricity forward physical contracts and financial derivatives designated as cash flow hedges lacked adequate documentation of our method of measurement and testing of hedge effectiveness to meet the cash flow hedge requirement of SFAS No. 133 and (b) a forward physical contract and several derivative contracts had been inappropriately accounted for as exempt from hedge accounting under SFAS No. 133.
      Without adequate documentation, we were not eligible to apply cash flow hedge accounting under SFAS 133 in fiscal 2005. Additionally, the derivative contracts that had been inappropriately accounted for as exempt from hedge accounting must be marked to market. Mark to market gains or losses on these derivatives are required to be reflected in the statement of operations for each period rather than deferred as a component of other comprehensive income (loss) until physical delivery.
      We have restated our results for the first, second and third quarters of fiscal 2005 to mark to market these derivatives in the statement of operations for each period. The impact of the restatement on the financial statements for the three months ended October 31, 2004 is summarized as follows (in thousands, except per share data):

	Three Months Ended
	October 31, 2004

	Reported	Restated

Condensed Consolidated Statement of Operations Data:
Net revenue	$58,496	$58,496
Direct energy costs	52,406	51,335

Gross profit	6,090	7,161
Net loss	(1,120)	(48)
Net loss per common share:
Basic and diluted	(0.04)	(0.00)

	October 31, 2004

	Reported	Restated

Condensed Consolidated Balance Sheet Data:
Total assets	$107,632	$107,632
Accrued liabilities	6,364	6,742
Retained earnings	12,446	13,518
Other comprehensive income	1,450	—
Total stockholders’ equity	74,460	74,082
      The only change to the Condensed Consolidated Statement of Cash Flows was within cash flows from operating activities. Net cash provided by (used in) operating, investing and financing activities did not change.

      This amended Quarterly Report on Form 10-Q/ A also amends our prior disclosure regarding our evaluation of controls and procedures as of the end of the period covered by this report.
      This amendment includes changes to Item 1, Item 2 and Item 4 of Part I and Item 6 of Part II. Except as identified in the prior sentence, no other item included in the original Form 10-Q has been amended, and such items shall remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/ A does not purport to provide an update or discussion of any other developments subsequent to our original filing.

COMMERCE ENERGY GROUP, INC.
Form 10-Q/ A
(Amendment No. 1)
Restated For the Period Ended October 31, 2004

i

FORWARD-LOOKING INFORMATION
      A number of the matters and subject areas discussed in this Quarterly Report on Form 10-Q/ A (Amendment No. 1) contain forward-looking statements reflecting management’s current expectations. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical fact included in this Quarterly Report on Form 10-Q/ A (Amendment No. 1) regarding our financial position and strategy may constitute forward-looking statements. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those set forth in this Quarterly Report on Form 10-Q/ A (Amendment No. 1), as well as the following:

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
COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,

	2003	2004

		(Restated)
Net revenue	$58,396	$58,496
Direct energy costs	54,075	51,335

Gross profit	4,321	7,161
Selling and marketing expenses	970	953
General and administrative expenses	5,518	5,007
Reorganization and initial public listing expenses	118	—

Income (loss) from operations	(2,285)	1,201
Other income and expenses:
Initial formation litigation expenses	(585)	(1,439)
Minority interest share of loss	544	—
Interest income, net	130	190

Total other income and expenses	89	(1,249)

Loss before benefit from income taxes	(2,196)	(48)
Benefit from income taxes	1,074	—

Net loss	$(1,122)	$(48)

Loss per common share:
Basic	$(0.04)	$0.00

Diluted	$(0.04)	$0.00

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	October 31,
	2004	2004

		(Unaudited)
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$54,065	$53,757
Accounts receivable, net	31,119	27,452
Income taxes refund receivables	4,423	4,423
Deferred income tax assets	74	74
Prepaid expenses and other current assets	5,141	5,819

Total current assets	94,822	91,525
Restricted cash and cash equivalents	4,008	4,268
Deposits	5,445	5,663
Investments	96	96
Property and equipment, net	2,613	2,409
Goodwill and other intangible assets	3,839	3,671

Total assets	$110,823	$107,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,576	$26,808
Accrued liabilities	6,141	6,742

Total current liabilities	36,717	33,550
Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 30,519 shares issued and outstanding at July 31, 2004 and October 31, 2004	60,796	60,796
Unearned restricted stock compensation	(256)	(232)
Retained earnings	13,566	13,518

Total stockholders’ equity	74,106	74,082

Total liabilities and stockholders’ equity	$110,823	$107,632

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,

	2003	2004

		(Restated)
Cash Flows From Operating Activities
Net loss	$(1,122)	$(48)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	375	354
Amortization	63	168
Provision for doubtful accounts	661	548
Stock-based compensation expense	—	24
Minority interest share of loss of consolidated entity	172	—
Changes in operating assets and liabilities:
Accounts receivable, net	13,690	3,119
Prepaid expenses and other assets	692	554
Accounts payable	(5,908)	(3,769)
Accrued liabilities and other	307	(847)

Net cash provided by operating activities	8,930	103
Cash Flows From Investing Activities
Purchase of property and equipment	(466)	(151)

Net cash used in investing activities	(466)	(151)
Cash Flows From Financing Activities
Decrease (increase) in restricted cash and cash equivalents	2,337	(260)

Net cash provided by (used in) financing activities	2,337	(260)

Increase (decrease) in cash and cash equivalents	10,801	(308)
Cash and cash equivalents at beginning of period	40,921	54,065

Cash and cash equivalents at end of period	$51,722	$53,757

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per kWh amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation
      The Condensed Financial Statements for the three months ended October 31, 2004 include the accounts of Commerce Energy Group, Inc. (“the Company”), its three wholly-owned subsidiaries: Commonwealth Energy Corporation (“Commonwealth”) doing business under the brand name electricAmerica, Skipping Stone Inc. (“Skipping Stone”), which was acquired on April 1, 2004, and UtiliHost, Inc. (“UtiliHost”). All material inter-company balances and transactions have been eliminated in consolidation.
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table illustrates the effect on net loss as applicable to common stock (see Note 2) and loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123:

	Three Months Ended
	October 31,

	2003	2004

		(Restated)
Net loss as applicable to common stock — basic and diluted	$(1,122)	$(48)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(3)

Pro forma net loss — basic and diluted	$(1,164)	$(51)

Loss per share:
Basic and diluted — as reported on Condensed Consolidated Statement of Operations	$(0.04)	$(0.00)

Basic and diluted — pro forma	$(0.04)	$(0.00)

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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share and per kWh amounts)
      The following is a reconciliation of the numerator (loss) and the denominator (common shares in thousands) used in the computation of basic and diluted loss per common share:

	Three Months Ended
	October 31,

	2003	2004

		(Restated)
Numerator:
Net loss	$(1,122)	$(48)
Deduct: Preferred stock dividends	(164)	—

Net loss applicable to common stock — basic	(1,286)	(48)
Assumed conversion of preferred stock	—	—

Net loss applicable to common stock — diluted	$(1,286)	$(48)

Denominator:
Weighted-average outstanding common shares — basic	27,645	30,519
Effect of stock options	—	—
Effect of convertible preferred stock	—	—

Weighted-average outstanding common shares — diluted	27,645	30,519

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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Supplying electricity to retail customers requires the Company to match customers’ projected demand with fixed price purchases. The Company primarily uses forward physical delivery contracts and financial derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. In certain markets where the Company operates, entering into forward physical delivery contracts may be expensive relative to financial derivative alternatives. Financial derivative instruments, primarily swaps and futures, are used to hedge the future purchase price of electricity for the applicable forecast usage protecting the Company from significant price volatility. The Company did not engage in trading activities in the wholesale energy market other than to manage its direct energy cost in an attempt to improve the profit margin associated with its customer requirements.

7.	Restated Quarterly Financial Information (Unaudited)
      In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended July 31, 2005, management determined that forward physical delivery contracts and financial derivatives designated as cash flow hedges lacked adequate documentation of the method of measurement and testing of hedge effectiveness to meet the cash flow hedge requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Additionally, management determined that a forward physical delivery contract had been inappropriately accounted for as exempt from the mark to market accounting provisions of SFAS No. 133.
      The Company restated its results for the first, second and third quarters of fiscal 2005 to eliminate cash flow hedge accounting and to recognize the mark to market gains and losses on these derivatives in the

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share and per kWh amounts)
statement of operations for each period. The impact of the restatement for the three months ended October 31, 2004 is summarized as follows:

	Three Months Ended
	October 31, 2004

	Reported	Restated

Condensed Consolidated Statement of Operations Data:
Net revenue	$58,496	$58,496
Direct energy costs	52,406	51,335

Gross profit	6,090	7,161
Income (loss) from operations	$130	$1,201
Net loss	$(1,120)	$(48)
Net loss per common share — basic and diluted	$(0.04)	$(0.00)

	October 31, 2004

	Reported	Restated

Condensed Consolidated Balance Sheet Data:
Total assets	$107,632	$107,632
Accrued liabilities	6,364	6,742
Retained earnings	12,446	13,518
Other comprehensive income	1,450	—
Total stockholders’ equity	74,460	74,082
      The only change to the Condensed Consolidated Statement of Cash Flows was within cash flows from operating activities. Net cash provided by (used in) operating, investing and financing activities did not change.

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
      Skipping Stone Inc., or Skipping Stone, which we acquired in April 2004, provides energy-related consulting and technologies to utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and investment banks. Skipping Stone is our wholly-owned subsidiary and its revenue (after elimination of inter-company transactions) was less than 1% of our consolidated totals for the three months ended October 31, 2004.
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

•	Purchase and sale accounting — In fiscal 2004 and 2005, we purchased substantially all of our power under long-term forward physical delivery contracts for supply to our retail electricity customers. We apply the normal purchase, normal sale accounting treatment to our forward purchase supply contracts and our customer sales contracts. Accordingly, we record revenue generated from our sales contracts as energy is delivered to our retail customers, and direct energy costs are recorded when the energy under our long-term forward physical delivery contracts is delivered. In the first quarter of fiscal 2005, we also employed financial hedges using derivative instruments, to hedge our commodity price risks. We intend to use derivative instruments as an efficient way of assisting in managing our price and volume risk in energy supply procurement for our retail customers. Certain derivative instrument treatment may not qualify for hedge treatment and require mark-to-market accounting in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standard, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities.

•	Independent System Operator Costs — Included in direct energy costs, along with electric power that we purchase, are scheduling coordination costs and other ISO fees and charges. The actual ISO costs are not finalized until a settlement process by the ISO is performed for each day’s activities for all grid participants. Prior to the completion of settlement (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual fees resulting in the need to adjust the previously estimated costs.

•	Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Unbilled Receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated by us to be the number of kilowatt-hours delivered, but not yet billed, multiplied by the current customer average sales price per kilowatt-hour.

•	Legal Matters — From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.
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
     Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003.
      Net revenue of $58.5 million remained constant for the three months ended October 31, 2004 compared to the three months ended October 31, 2003. Gross profit increased $2.8 million, or 67%, to $7.1 million for the three months ended October 31, 2004 compared to $4.3 million for the same prior year period. The gross profit improvement in the three months ended October 31, 2004 was primarily due to (a) a $1.1 million mark-to-market gain on certain contract derivatives resulting from an increase in electricity prices; and (b) a substantial improvement in the operating income contribution in Pennsylvania which offset the continuing pressure on gross profit in the California business. The Company’s operating results for the three months ended October 31, 2004 reflect income from operations of $1.2 million compared to a loss of $2.3 million for the same prior year period.

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

Direct Energy Costs
      Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers, energy-related taxes that cannot be passed directly through to the customer and any mark-to-market gains on derivative contracts. Our direct energy costs decreased to $51.3 million for the three months ended October 31, 2004, a decrease of $2.7 million, or 5.2%, from $54 million for the three months ended October 31, 2003. Contributing to the decrease was a net $1.1 million mark to market gain, principally related to forward electricity supply contracts previously accounted for as cash flow hedges.
      The decrease in direct energy costs occurred primarily in Pennsylvania partially offset by increases in Michigan and California. In Pennsylvania, our average cost per kWh was $0.050 for the three months ended October 31, 2004, as compared to an average cost per kWh of $0.063 for the same period in fiscal 2003. In Michigan, our average cost per kWh was $0.051 for the three months ended October 31, 2004, as compared to an average cost per kWh of $0.048 for the same period last year. In California, our average cost per kWh was $0.059 for the three months ended October 31, 2004, as compared to an average cost per kWh of $0.054 for the same period in fiscal 2003.

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
      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in connection with the preparation of our consolidated financial statements for the fiscal year ended July 31, 2005, we determined that (a) certain electricity forward physical contracts and financial derivatives designated as cash flow hedges lacked adequate documentation of our method of measurement and testing of hedge effectiveness to meet the cash flow hedge requirements of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133 and (b) a forward physical contract and several financial derivative contracts had been inappropriately accounted for as exempt from hedge accounting under SFAS No. 133. These errors in the proper application of the provisions of SFAS No. 133 required us to restate our previously reported results for each of the first three quarters in fiscal 2005 and led us to conclude and report the existence of a material weakness in our internal controls over financial reporting. We purchase substantially all of our power and natural gas under forward physical delivery contracts, which are defined as commodity derivative contracts under SFAS No. 133. We also utilize other financial derivatives, primarily swaps, options and futures to hedge our price risk. Accordingly, proper accounting for these contracts is very important to our overall ability to report timely and accurate financial results.
      We have devoted significant resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the reportable conditions and material weaknesses in fiscal 2004 and 2005, we are continuing to work to improve our internal controls, particularly in the area of energy accounting. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial process and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.
      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending July 31, 2006 if the aggregate market value of the voting and non-voting common equity held by non-affiliates is $75 million or more as of the last business day of January 2006. If not, such requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending July 31, 2007. How companies should be implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors will apply these new requirements and test companies’ internal controls, are subject to uncertainty. Although we are diligently and vigorously reviewing our internal controls over financial reporting in order to ensure compliance with the new Section 404 requirements, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.
      We have initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting. We anticipate that improvements will continue to be made.

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
     Restatement of the Quarterly Periods in Fiscal 2005
      In connection with the preparation of our financial statements for the fiscal year ended July 31, 2005, we determined that certain forward physical contracts and financial derivatives designated as cash flow hedges lacked adequate documentation of our method of measurement and testing of hedge effectiveness to meet the cash flow hedge requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, we determined that a forward physical contract and several financial derivative contracts had been inappropriately accounted for as normal purchase and normal sales contracts and thereby erroneously accounted for as exempt from hedge accounting under SFAS No. 133.
      Without adequate documentation, we are not eligible to apply cash flow hedge accounting in fiscal 2005. Additionally, the derivative contracts that had been inappropriately accounted for as exempt from hedge accounting must be marked to market. Mark to market gains or losses on these derivative contracts are required to be reflected in the statement of operations for each period rather than deferred as a component of other comprehensive income (loss) until physical delivery.

      As a result, management has determined that the failure to properly document and account for certain of its physical contracts and financial derivatives in accordance with the requirements of SFAS No. 133 represented a material weakness in our internal control over financial reporting.
      On October 25, 2005, management recommended to the Audit Committee of our Board of Directors that previously reported financial results for each of the quarterly periods ended October 31, 2004, January 31, 2005 and April 30, 2005, be restated to reflect proper accounting treatment for these derivatives in accordance with SFAS No. 133 and that the quarterly financial statements for the periods ended October 31, 2004, January 31, 2005 and April 30, 2005 should no longer be relied upon. The Audit Committee agreed with management’s assessment and recommendation and on October 26, 2005 recommended the same action to the Board of Directors which, on the same date, determined that previously reported quarterly results for fiscal 2005 should be restated to reflect the appropriate accounting for these derivatives. As a result, we are restating our quarterly results for each of the first three quarters in the fiscal year ended July 31, 2005.
Remediation of Material Weakness in Internal Control
      We have taken the following corrective actions which we believe will remediate the material weakness in our internal control over financial reporting with respect to appropriate application of the provisions of SFAS No. 133 for our energy supply activities. The remedial actions included the institution of (a) improved training, education and accounting policies and procedures designed to ensure that all relevant personnel involved in the our utilization of derivative transactions understand and apply cash flow hedge accounting in compliance with SFAS No. 133; and (b) additional senior management oversight procedures designed to ensure such compliance. We expect that this process of remediation will be completed by the end of the first quarter of fiscal 2006.
Evaluation of Disclosure Controls and Procedures
      In light of the above-referenced information, we (a) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A (Amendment No. 1); and (b) evaluated (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act) whether any change in the Company’s internal control over financial reporting occurred during the quarter ended October 31, 2004 which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Each evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Interim Chief Financial Officer.
      Based upon the evaluation of the effectiveness of the design of and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A (Amendment No. 1), our Chief Executive Officer and Interim Chief Financial Officer concluded that, solely as a result of the deficiencies referenced above, the Company’s disclosure controls and procedures were not effective as of the end of the quarterly period ended October 31, 2004.
Changes in Internal Control Over Financial Reporting
      There were no material changes in our internal controls over financial reporting during the first quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that the change to our internal controls and procedures designed to address the deficiency referenced above, the implementation of which commenced during the first quarter of 2006, has materially affected our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      Reference is made to the Company’s Report on Form 10-K for the period ended July 31, 2004 (the “10-K”), for a summary the Company’s legal proceedings previously reported. Since the date of the 10-K, there have been no material developments in previously reported legal proceedings.

Item 6.	Exhibits.
      The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description

10.1	Form of Non-Employee Director Stock Option Agreement for directors, previously filed with the Commission on December 8, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Commerce Energy Group, Inc. Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading, previously filed with the Commission on November 15, 2004 as Exhibit 10.32 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.4	Revised Operating Agreement dated November 15, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on April 5, 2004 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K, which is incorporated herein by reference.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification required by Rule 13a-14(a)under of the Securities Exchange Act of 1934.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.
Date: October 31, 2005

By:	/s/ STEVEN S. BOSS

Steven S. Boss
Chief Executive Officer

(Principal Executive Officer)

Date: October 31, 2005

By:	/s/ LAWRENCE CLAYTON, JR.

Lawrence Clayton, Jr.
Interim Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX
      The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description

10.1	Form of Non-Employee Director Stock Option Agreement for directors, previously filed with the Commission on December 8, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Commerce Energy Group, Inc. Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading, previously filed with the Commission on November 15, 2004 as Exhibit 10.32 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.4	Revised Operating Agreement dated November 15, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on April 5, 2004 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K, which is incorporated herein by reference.

31.1	Principal Executive Officer Certification required by rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of Act of 1934.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.