Form 10-Q/A
period 2005-01-31
COMMERCE ENERGY GROUP INC
filed 2005-10-31
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/ A
(Amendment No. 3)

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of March 11, 2005, 31,432,523 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
      This quarterly report on Form 10-Q/ A (Amendment No. 3) is being filed by the Company to amend the Company’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2005 filed with the Securities and Exchange Commission on March 17, 2005, as initially amended by Amendment No. 1 filed with the Securities and Exchange Commission on June 14, 2005 (“Amendment No. 1”), and as further amended by Amendment No. 2 filed with the Securities and Exchange Commission on July 12, 2005 (“Amendment No. 2”).
      We purchase substantially all of our electricity and natural gas supplies for retail customers utilizing forward physical delivery contracts. Additionally, we utilize financial derivatives, primarily swaps and futures, to minimize earnings fluctuations resulting from commodity price market volatility. These physical and financial contracts are classified as derivatives under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. We account for the majority of our forward physical contracts pursuant to the normal purchase and normal sale exemption under SFAS No. 133, whereby contracted energy costs are recorded at the time of physical delivery. The Company accounted for certain financial derivatives and its electricity forward physical delivery contracts entered into after January 28, 2005 for its Pennsylvania market (PJM-ISO) as cash flow hedges, whereby any related mark to market gain or loss on these contracts was deferred and reported as a component of other comprehensive income (loss) until the period of delivery.
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
      Without adequate documentation, we were not eligible to apply cash flow hedge accounting under SFAS No. 133 in fiscal 2005. Additionally, the derivative contracts that had been inappropriately accounted for as exempt from hedge accounting must be marked to market. Mark to market gains or losses on these derivatives are required to be reflected in the statement of operations for each period rather than deferred as a component of other comprehensive income (loss) until physical delivery.
      We have restated our results for the first, second and third quarters of fiscal 2005 to mark to market these derivatives in the statement of operations for each period. The impact of the restatement on the financial statements for the three and six months ended January 31, 2005 is summarized as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 31, 2005		January 31, 2005

	Reported	Restated	Reported	Restated

Condensed Consolidated Statement of Operations Data:
Net revenue	$61,048	$61,048	$119,545	$119,545
Direct energy costs	51,026	52,639	103,433	103,975

Gross profit	10,022	8,409	16,112	15,570
Net loss	(729)	(2,342)	(1,848)	(2,390)
Net loss per common share:
Basic and diluted	(0.02)	(0.08)	(0.06)	(0.08)

	January 31, 2005

	Reported	Restated

Condensed Consolidated Balance Sheet Data:
Total assets	$104,917	$104,917
Accrued liabilities	10,104	10,104
Retained earnings	11,718	11,176
Other comprehensive loss	(542)	—
Total stockholders’ equity	71,562	71,562
      The only change to the Condensed Consolidated Statement of Cash Flows was within cash flows from operating activities. Net cash provided by (used in) operating, investing and financing activities did not change.
      This amended Quarterly Report on Form 10-Q/ A (Amendment No. 3) also amends our prior disclosure regarding our evaluation of controls and procedures as of the end of the period covered by this report.
      This amendment includes changes to Item 1, Item 2 and Item 4 of Part I and Item 6 of Part II. Except as identified in the prior sentence, no other item included in the original Form 10-Q has been amended, and such items shall remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/ A (Amendment No. 3) does not purport to provide an update or discussion of any other developments at the Company subsequent to its original filing.

COMMERCE ENERGY GROUP, INC.
FORM 10-Q/ A
(Amendment No. 3)
Restated For the Period Ended January 31, 2005

i

FORWARD-LOOKING INFORMATION
      A number of the matters and subject areas discussed in this Quarterly Report on Form 10-Q/A (Amendment No. 3) contain forward-looking statements reflecting management’s current expectations. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical fact included in this Quarterly Report on Form 10-Q/A (Amendment No. 3) regarding our financial position and strategy may constitute forward-looking statements. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 3), as well as the following:

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
COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2005	2004	2005

		(Restated)		(Restated)
Net revenue	$47,038	$61,048	$105,434	$119,545
Direct energy costs	43,783	52,639	97,858	103,975

Gross profit	3,255	8,409	7,576	15,570
Selling and marketing expenses	1,008	761	1,978	1,715
General and administrative expenses	5,829	10,043	11,347	15,050
Reorganization and initial public listing expenses	1,028	—	1,146	—

Loss from operations	(4,610)	(2,395)	(6,895)	(1,195)
Other income and expenses:
Initial formation litigation expenses	—	(162)	(585)	(1,601)
Provision for impairment on investments	(4,313)	—	(4,313)	—
Minority interest share of loss	351	—	895	—
Interest income, net	151	215	281	406

Total other income and expenses	(3,811)	53	(3,722)	(1,195)

Loss before benefit from income taxes	(8,421)	(2,342)	(10,617)	(2,390)
Benefit from income taxes	768	—	1,842	—

Net loss	$(7,653)	$(2,342)	$(8,775)	$(2,390)

Loss per common share:
Basic	$(0.28)	$(0.08)	$(0.32)	$(0.08)

Diluted	$(0.28)	$(0.08)	$(0.32)	$(0.08)

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	January 31,
	2004	2005

		(Unaudited)
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$54,065	$49,983
Accounts receivable, net	31,119	32,272
Income taxes refund receivable	4,423	4,430
Deferred income tax asset	74	74
Prepaid expenses and other current assets	5,141	1,278

Total current assets	94,822	88,037
Restricted cash and cash equivalents	4,008	4,333
Deposits	5,445	6,699
Investments	96	91
Property and equipment, net	2,613	2,253
Goodwill and other intangible assets	3,839	3,504

Total assets	$110,823	$104,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,576	$23,251
Accrued liabilities	6,141	10,104

Total current liabilities	36,717	33,355
Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 30,519 and 30,499 shares issued and outstanding at July 31, 2004 and January 31, 2005, respectively	60,796	60,594
Unearned restricted stock compensation	(256)	(208)
Retained earnings	13,566	11,176

Total stockholders’ equity	74,106	71,562

Total liabilities and stockholders’ equity	$110,823	$104,917

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,

	2004	2005

		(Restated)
Cash Flows From Operating Activities
Net loss	$(8,775)	$(2,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	761	683
Amortization	127	336
Provision for doubtful accounts	1,125	1,318
Impairment of Summit investments	4,843	5
Stock-based compensation expense	—	48
Minority interest share of loss of consolidated entity	(282)	—
Changes in operating assets and liabilities:
Accounts receivable, net	13,249	(2,402)
Prepaid expenses and other assets	1,318	1,992
Accounts payable	(6,685)	(7,325)
Accrued liabilities and other	(258)	4,505

Net cash provided by (used in) operating activities	5,423	(3,230)
Cash Flows From Investing Activities
Purchase of property and equipment	(571)	(325)

Net cash used in investing activities	(571)	(325)
Cash Flows From Financing Activities
Proceeds from exercise of stock	1	50
Cancellation of common stock	—	(252)
Decrease (increase) in restricted cash and cash equivalents	8,602	(325)

Net cash provided by (used in) financing activities	8,603	(527)

Increase (decrease) in cash and cash equivalents	13,455	(4,082)
Cash and cash equivalents at beginning of period	40,921	54,065

Cash and cash equivalents at end of period	$54,376	$49,983

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share and per kWh amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation
      The condensed Consolidated Financial Statements for the three and six months ended January 31, 2005 include the accounts of Commerce Energy Group, Inc. (the “Company”), its three wholly-owned subsidiaries: Commonwealth Energy Corporation doing business under the brand name electricAmerica, Skipping Stone Inc. (“Skipping Stone”), which was acquired on April 1, 2004, and UtiliHost, Inc. All material inter-company balances and transactions have been eliminated in consolidation.
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share and per kWh amounts)

Revenue Recognition
      Energy sales are recognized as the electric power is delivered to customers. The Company’s net revenue is comprised of the following:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2005	2004	2005

Retail energy sales	$46,034	$44,807	$102,181	$97,499
Excess energy sales	1,004	16,241	3,253	22,046

Net revenue	$47,038	$61,048	$105,434	$119,545

      Skipping Stone revenue (which is included in retail energy sales above), after elimination of inter-company transactions, for the three and six months ended January 31, 2005 was $595 and $1,195, respectively, representing approximately 1% of total net revenue for both periods.

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
      The following table illustrates the effect on net income (loss) as applicable to common stock (see Note 2) and income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2005	2004	2005

		(Restated)		(Restated)
Net income (loss) as applicable to common stock — basic and diluted	$(7,679)	$(2,342)	$(8,827)	$(2,390)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9)	(7)	(92)	(10)

Pro forma net loss — basic and diluted	$(7,688)	$(2,349)	$(8,919)	$(2,400)

Net loss per share:
Basic — as reported	$(0.28)	$(0.08)	$(0.32)	$(0.08)

Basic — pro forma	$(0.28)	$(0.08)	$(0.32)	$(0.08)

Diluted — as reported	$(0.28)	$(0.08)	$(0.32)	$(0.08)

Diluted — pro forma	$(0.28)	$(0.08)	$(0.32)	$(0.08)

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

Segment Reporting
      The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. These members of senior management currently manage the Company’s business, assess its performance, and allocate its resources as a single operating segment. Because the revenue of the Company’s subsidiary, Skipping Stone, which we acquired in fiscal 2004, accounts for approximately 1% of total net revenue (after elimination of inter-company transactions), and geographic information is not relevant, no segment information is provided.

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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share and per kWh amounts)
      The following is a reconciliation of the numerator (income or loss) and the denominator (common shares in thousands) used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2005	2004	2005

		(Restated)		(Restated)
Numerator:
Netloss	$(7,653)	$(2,342)	$(8,775)	$(2,390)
Deduct: Preferred stock dividends	(26)	—	(52)	—

Net loss applicable to common stock — basic and diluted	$(7,679)	$(2,342)	$(8,827)	$(2,390)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2005	2004	2005

		(Restated)		(Restated)
Denominator:
Weighted-average outstanding common shares — basic	27,645	30,534	27,645	30,528
Effect of stock options	—	—	—	—

Weighted-average outstanding common shares — diluted	27,645	30,534	27,645	30,528

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
      Supplying electricity to retail customers requires the Company to match customers’ projected demand with fixed price purchases. The Company primarily uses forward physical delivery contracts and financial derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. In certain markets where the Company operates, entering into forward physical delivery contracts may be expensive relative to derivative alternatives. Financial derivative instruments, primarily swaps and futures, are used to hedge the future purchase price of electricity for the applicable forecast usage protecting the Company from significant price volatility. The Company did not engage in trading activities in the wholesale energy market other than to manage its direct energy cost.

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

8.	Restated Quarterly Financial Information (Unaudited)

Restatement — Gain on Sale of Electricity Supply Contracts
      In January 2005, the Company announced a strategic realignment of its customer portfolio in the Pennsylvania electricity market and the discontinuation of service to certain classes of residential and small commercial customers. In connection with this decision, the Company sold electricity commodity supply contracts, which were deemed excess based on the realignment plan, back to the original supplier and recorded a gain on the sale of the contracts of $9,301 in the second quarter of fiscal 2005. As a result of timing and forecasting issues related to realigning the portfolio, the Company had unforeseen transitional supply obligations which could have been served more cost effectively with the original supply contracts rather than with the market cost of the replacement power which was subsequently purchased. As a result, the Company is restating the second quarter gain from $9,301 to $7,201, to account for the higher replacement cost of power

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share and per kWh amounts)
incurred in the third quarter of fiscal 2005 and estimated in the fourth quarter of fiscal 2005 compared to the cost that would have been incurred under the original supply contracts, as reflected below.

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

     Restatement — Accounting for Derivatives
      In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended July 31, 2005, the Company determined that certain forward physical delivery contracts and financial derivatives previously designated as cash flow hedges lacked adequate documentation of the method of measurement and testing of hedge effectiveness to meet the cash flow hedge requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Additionally, the Company determined that a forward physical delivery contract and several financial derivative contracts had been inappropriately accounted for as exempt from hedge accounting under SFAS No. 133.
      The Company restated its results for the first, second and third quarters of fiscal 2005 to eliminate cash flow hedge accounting and to recognize the mark to market gains or losses on these derivatives in the statement of operations for each period. The impact of the restatement is summarized as follows:

	Three Months Ended		Six Months Ended
	January 31, 2005		January 31, 2005

	Reported	Restated	Reported	Restated

Condensed Consolidated Statement of Operations Data:
Net revenue	$61,048	$61,048	$119,545	$119,545
Direct energy costs	51,026	52,639	103,433	103,975

Gross profit	10,022	8,409	16,112	15,570
Loss from operations	$(782)	$(2,395)	$(653)	$(1,195)
Net loss	$(729)	$(2,342)	$(1,848)	$(2,390)
Net loss per common share — basic and diluted	$(0.02)	$(0.08)	$(0.06)	$(0.08)

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share and per kWh amounts)

	January 31, 2005

	Reported	Restated

Condensed Consolidated Balance Sheet Data:
Total assets	$104,917	$104,917
Accrued liabilities	10,104	10,104
Retained earnings	11,718	11,176
Other comprehensive loss	(542)	—
Total stockholders’ equity	71,562	71,562
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
      Skipping Stone, which we acquired in April 2004, provides energy-related consulting and technologies to utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and investment banks. Skipping Stone’s revenue (after elimination of inter-company transactions) was approximately 1% of our consolidated net revenue for the three and six months ended January 31, 2005.
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

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004
      Net revenue of $61.0 million increased by $14.0 million, or 30%, for the three months ended January 31, 2005 compared to the three months ended January 31, 2004. Gross profit increased $5.1 million to $8.4 million for the three months ended January 31, 2005 compared to $3.3 million for the same prior year period. The revenue and gross profit improvement in the three months ended January 31, 2005 was primarily due to the sale of a portion of our Pennsylvania energy supply for $9.3 million and an increase in excess energy sales of $5.9 million, partly offset by a $1.6 million mark-to-market loss related largely to derivative contracts marked at the end of the quarter. For the quarter ended October 31, 2004, the Company recognized a net mark-to-market gain on its derivatives of $1.1 million. On January 28, 2005, we made a strategic decision to discontinue service to certain residential and small commercial customers in the Pennsylvania territory, and sold back electricity supply commitments to our energy supplier for $9.3 million. This gain was partially offset by $1.5 million and $0.6 million of additional cost, to cover the timing and forecasting issues related to realigning the customer portfolio, incurred in the third fiscal quarter of 2005 and estimated to be incurred in the fourth fiscal quarter of 2005, respectively. The Company’s operating results for the three months ended January 31, 2005 included a loss from operations of $2.4 million compared to a loss of $4.6 million for the same prior year period.

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

Direct Energy Costs
      Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers, energy-related taxes that cannot be passed directly through to the customer and any mark-to-market gains or losses on derivative contracts. Our direct energy costs increased to $52.6 million for the three months ended January 31, 2005, an increase of $8.8 million, or 20%, from $43.8 million for the three months ended January 31, 2004.
      The increase in direct energy costs occurred primarily in Michigan and California, with a partial offset in Pennsylvania. In Michigan, our average cost per kWh was $0.052 for the three months ended January 31, 2005, as compared to an average cost per kWh of $0.047 for the same period last year. In California, our average cost per kWh was $0.061 for the three months ended January 31, 2005, as compared to an average cost per kWh of $0.056 for the same period in fiscal 2004. In Pennsylvania, our average cost per kWh was $0.061 for the three months ended January 31, 2005, as compared to an average cost per kWh of $0.063 for the same period in fiscal 2004. In addition, increased cost in the current period reflect $2.1 million of additional costs incurred in the third fiscal quarter 2005 and estimated to be incurred in the fourth fiscal quarter 2005, which was restated in the second fiscal quarter 2005 to offset the $9.3 million gain recognized in this same period. Additionally, the increase in direct energy cost includes $1.6 million of mark to market losses on forward physical contracts previously accounted for as cash flow hedges.

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

Six Months Ended January 31, 2005 Compared to Six Months Ended January 31, 2004
      Net revenue increased $14.1 million, or 13%, to $119.5 million for the six months ended January 31, 2005 as compared to $105.4 million in the six months ended January 31, 2004. Gross profit increased $8.0 million to $15.6 million for the six months ended January 31, 2005 as compared to $7.6 million for the same prior year period. The revenue and gross profit improvement in the six months ended January 31, 2005 was primarily due to the sale of a portion of the future Pennsylvania energy supply for $9.3 million, partially offset by $2.1 million additional cost incurred to cover the timing and forecasting issues related to realigning the customer portfolio, an increase in excess energy sales of $9.5 million and increased gross profit in Michigan and New Jersey due to increased customer base offset by the continuing pressure on gross profit in the California business. The Company’s operating results for the six months ended January 31, 2005 included a loss from operations of $0.7 million compared to a loss of $6.9 million for the same prior year period.

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

Direct Energy Costs
      Our direct energy costs increased to $104.0 million for the six months ended January 31, 2005, an increase of $6.1 million, or 6%, from $97.9 million for the six months ended January 31, 2004. The increase in direct energy costs occurred primarily in Michigan and California partially offset by decreases in Pennsylvania related to the New Jersey market. In Michigan, our average cost per kWh was $0.051 for the six months ended January 31, 2005, as compared to an average cost per kWh of $0.047 for the same period last year. In California, our average cost per kWh was $0.060 for the six months ended January 31, 2005, as compared to an average cost per kWh of $0.055 for the same period in fiscal 2004. In Pennsylvania, our average cost per kWh was $0.057 for the six months ended January 31, 2005, as compared to an average cost per kWh of $0.063 for the same period in fiscal 2004.

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
      Cash flow used in operations for the six months ended January 31, 2005 was $3.2 million, compared to cash flow provided by operations of $5.4 million in the six months ended January 31, 2004. In the six months ended January 31, 2005, cash was used primarily by an increase in accounts receivable of $2.4 million and a decrease in accounts payable of $7.3 million offset by an increase in accrued liabilities related to hedged electric contracts and a decrease in prepaid expenses of $2.0 million primarily due to a prepayment contract ending in December 2004.

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

      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in January 2005, we sold electricity commodity supply contracts related to a strategic realignment of our customer portfolio in the Pennsylvania electricity market and the discontinuation of service to certain classes of residential and small commercial customers. As a result of timing issues related to realigning the portfolio and inaccurately forecasting the resulting required electricity supply, we had transitional electricity supply obligations which could have been served more cost effectively with the original supply contract rather than with the current market cost of the replacement power. In the execution of this portfolio realignment, we observed deficiencies in our internal controls relating to monitoring the operational progress of the realignment. These internal control deficiencies constituted reportable conditions, and collectively, a material weakness that caused us to restate our second quarter reported results. In connection with the preparation of our consolidated financial statements for the fiscal year ended July 31, 2005, we determined that (a) certain electricity forward physical contracts and financial derivatives designated as cash flow hedges lacked adequate documentation of our method of measurement and testing of hedge effectiveness to meet the cash flow hedge requirements of SFAS 133 and (b) a forward physical contract and several financial derivative contracts had been inappropriately accounted for as exempt from hedge accounting under SFAS 133. These errors in the proper application of the provisions of SFAS No. 133 required us to restate our previously reported results for each of the first three quarters in fiscal 2005 and led us to conclude and report the existence of a material weakness in our internal controls over financial reporting. We purchase substantially all of our power and natural gas under forward physical delivery contracts, which are defined as commodity derivative contracts under SFAS No. 133. We also utilize other financial derivatives, primarily swaps, options and futures, to hedge our price risks. Accordingly, proper accounting for these contracts is very important to our overall ability to report timely and accurate financial results.
      We have devoted significant resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the reportable conditions and material weaknesses in fiscal 2004 and 2005, we are continuing to work to improve our internal controls, particularly in the area of energy accounting. We cannot be certain that these controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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
      Our activities expose us to a variety of market risks including commodity prices and interest rates. Management has established risk management policies and strategies to reduce the potentially adverse effects that the price volatility of these markets may have on our operating results. Our risk management activities, including the use of derivative instruments, are subject to the management, direction and control of an internal risk oversight committee. We maintain commodity price risk management strategies that use derivative instruments within strict risk tolerances to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Changes in the fair market value of these derivative instruments are recognized currently in earnings unless specific hedge accounting criteria are met.
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
Restatement of Quarterly Periods

Gain on Sale of Electricity Supply Contracts
      In January 2005, we sold electricity commodity supply contracts related to a strategic realignment of our customer portfolio in the Pennsylvania electricity market and the discontinuation of service to certain classes of residential and small commercial customers. As a result of timing issues related to realigning the portfolio and inaccurately forecasting the resulting required electricity supply, we had transitional electricity supply obligations which could have been served more cost effectively with the original electricity supply contracts rather than with the replacement power which we subsequently purchased at market prices. In the execution of this portfolio realignment, we observed deficiencies in our internal controls relating to monitoring the operational progress of the realignment. Ernst & Young LLP, our independent registered public accounting firm, advised us on June 8, 2005 that in their opinion, with which we concurred, these internal control deficiencies constituted reportable conditions and collectively, a material weakness in our internal control over financial reporting and that our unaudited condensed consolidated financial statements for the three and six months period ended January 31, 2005 should be restated. As a result of these timing and forecasting issues and internal control deficiencies, on June 14, 2005, we restated our unaudited condensed consolidated financial statements for the three and six months periods ended January 31, 2005 by filing the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended January 31, 2005. The financial impact of this adjustment (principally, reporting a net loss of $729,000 for the three months period ended January 31, 2005 instead of the previously reported net income of $1,371,000 and a net loss of $1,848,000 for the six months period ended January 31, 2005 instead of the previously reported net income of $252,000), and to include additional disclosures in the appropriate period related to these internal control deficiencies. On July 12, 2005, we filed our Quarterly Report on Form 10-Q/ A (Amendment No. 2) for the quarterly period ended January 31, 2005 to clarify the results of our evaluation of controls and procedures for the period ended January 31, 2005.
      With respect to the above-referenced deficiencies and material weakness in our internal control over financial reporting, we took the following corrective actions, some of which we began to implement as early as March 2005:

•	Determined that a major integrated system upgrade was required to replace the current in-house forecasting, meter tracking and sales systems. We have selected several third party software systems that meet our requirements and have made substantial implementation progress;

•	Established procedures to reconcile demand and load factors among the various in-house systems until the integrated system can be fully implemented;

•	Established procedures to reconcile meter counts on a weekly basis among the various in-house systems until the integrated system can be fully implemented; and

•	Established senior level management oversight of the load forecasting process, including weekly update and reporting meetings.
      With the exception of the completion of the integrated system upgrades, which we expect to complete by the end of the second quarter of fiscal 2006, we have completed the other corrective actions during the third quarter of fiscal 2005.

SFAS No. 133
      In connection with the preparation of our financial statements for the fiscal year ended July 31, 2005, we determined that certain forward physical contracts and financial derivatives previously designated as cash flow hedges lacked adequate documentation of our method of measurement and testing of hedge effectiveness to meet the cash flow hedge requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, we determined that a forward physical contract and several financial derivative contracts had been inappropriately accounted for as normal purchase and normal sale contracts and thereby erroneously accounted for as exempt from hedge accounting under SFAS No. 133.
      Without adequate documentation, we are not eligible to apply cash flow hedge accounting in fiscal 2005. Additionally, the derivative contracts that had been inappropriately accounted for as exempt from hedge accounting must be marked to the market. Mark to market gains or losses on these derivative contracts are required to be reflected in the statement of operations for each period rather than deferred as a component of other comprehensive income (loss) until physical delivery.
      As a result, management has determined that the failure to properly document and account for certain of our forward physical contracts and financial derivatives in accordance with the requirements of SFAS No. 133 represented a material weakness in our internal control over financial reporting.
      On October 25, 2005, management recommended to the Audit Committee of our Board of Directors that previously reported financial results for the quarterly periods ended October 31, 2004, January 31, 2005 and April 30, 2005 be restated to reflect proper accounting treatment for these derivatives in accordance with SFAS No. 133 and that the quarterly financial statements for the periods ended October 31, 2004, January 31, 2005 and April 30, 2005 should no longer be relied upon. The Audit Committee agreed with management’s assessment and recommendation and on October 26, 2005 recommended the same action to the Board of Directors, which, on the same date, determined that the previously reported quarterly results for fiscal 2005 should be restated to reflect the appropriate accounting for these derivatives. As a result, we are restating our quarterly results for each of the first three quarters in the fiscal year ended July 31, 2005.
      We have taken the following corrective actions which we believe will remediate the material weakness in our internal control over financial reporting with respect to appropriate application of the provisions of SFAS No. 133 for our energy supply activities. The remedial actions included the institution of: (a) improved training, education and accounting policies and procedures designed to ensure that all relevant personnel involved in the our utilization of derivative transactions understand and apply cash flow hedge accounting in compliance with SFAS No. 133; and (b) additional senior management oversight procedures designed to ensure such compliance. We expect that this process of remediation will be completed by the end of the first quarter of fiscal 2006.
Evaluation of Disclosure Controls and Procedures
      In light of the above-referenced information, we (a) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/ A (Amendment No. 3); and (b) evaluated (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act) whether any change in our internal control over financial reporting occurred during the second quarter ended January 31, 2005 which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Each evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Interim Chief Financial Officer.
      Based upon the evaluation of the effectiveness of the design of and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/ A (Amendment No. 3), our Chief Executive Officer and Interim Chief Financial Officer concluded that, because of the deficiencies referenced above, the Company’s disclosure controls and procedures were not effective as of the end of the quarterly period ended January 31, 2005.
Changes in Internal Control Over Financial Reporting
      There were no material changes in our internal controls over financial reporting during the second quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that the change to our internal controls and procedures designed to address the deficiency related to the gain on sale of electricity supply contracts, the implementation of which commenced during the third quarter of fiscal 2005, and the change to our internal controls and procedures designed to address the deficiency related to the application of SFAS No. 133, the implementation of which commenced during the first quarter of fiscal 2006, each has materially affected our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      Reference is made to the Company’s Report on Form 10-K for the period ended July 31, 2004 (the “10-K”), for a summary the Company’s legal proceedings previously reported. Since the date of the 10-K, there have been no material developments in previously reported legal proceedings, except as set forth below.
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

Maximum
Number (or
Approximate
Dollar
Value) of
				Total Number	Shares (or
				of Shares	Units) that
			Average	(or Units)	may yet be
			Price	Purchased as	Purchased
	Total Number of		Paid per	Part of Publicly	Under the
	Shares (or Units)		Share	Announced Plans	Plans or
Period	Purchased		(or Unit)	or Programs	Programs

November 1 - 30, 2004	—		—	—	—
December 1 - 31, 2004	120,000	(1)	(1)	—	—
January 1 - 31, 2005	—		—	—	—

(1)	In connection with a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) the Company entered into with stockholder and former director of Commonwealth Energy Corporation, Joseph P. Saline, and stockholder Joseph Ogundiji on December 23, 2004, the Company paid Mr. Ogundiji $222,400 in settlement of all his claims and for canceling all of his shares of common stock. For a further description of this settlement, see Part II, Item 1. Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      The results of the voting at the Company’s annual meeting of stockholders held on January 12, 2005 were previously reported on a current report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2005.

Item 6.	Exhibits.
      The exhibit listed below is hereby filed with the Securities and Exchange Commission as part of this Report.

Exhibit
Number	Description

10.1	Settlement Agreement and Mutual General Release dated December 23, 2004 by and between Commerce Energy Group, Inc, Commonwealth Energy Corporation, Ian Carter, Robert Perkins, Brad Gates, Joseph P. Saline, Patricia E. Saline and Joseph Ogundiji, previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2004, which is incorporated herein by reference.
10.2	Commerce Energy Group, Inc. 2005 Employee Stock Purchase Plan, previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2005, which is incorporated herein by reference.
10.3	Asset Purchase Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc. and, as to certain sections thereof only, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005, which is incorporated herein by reference.
10.4	Transition Services Agreement dated as of February 9, 2005 by and between American Communications Network, Inc. and Commonwealth Energy Corporation, previously filed with the Commission as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005, which is incorporated herein by reference.
10.5	Sales Agency Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005, which is incorporated herein by reference.
10.6	Escrow Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc., Commerce Energy Group, Inc., American Communications Network, Inc. and Computershare Trust Company, Inc., previously filed with the Commission as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005, which is incorporated herein by reference.
10.7	Summary of Commerce Energy Group, Inc. Management Bonus Program for 2005, previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2005, which is incorporated herein by reference.
10.8	Offer Letter for Tom Ulry dated February 28, 2005, previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005, which is incorporated herein by reference.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under of the Securities Exchange Act of 1934.

Exhibit
Number	Description

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

By:	/s/ STEVEN S. BOSS

Steven S. Boss
Chief Executive Officer
(Principal Executive Officer)
Date: October 31, 2005

By:	/s/ LAWRENCE CLAYTON, JR.

Lawrence Clayton, Jr.
Interim Chief Financial Officer
(Principal Financial Officer)
Date: October 31, 2005

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Settlement Agreement and Mutual General Release dated December 23, 2004 by and between Commerce Energy Group, Inc, Commonwealth Energy Corporation, Ian B. Carter, Robert C. Perkins, Brad Gates, Joseph P. Saline, Patricia E. Saline and Joseph Ogundiji, previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2004, which is incorporated herein by reference.
10.2	Commerce Energy Group, Inc. 2005 Employee Stock Purchase Plan, previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2005, which is incorporated herein by reference.
10.3	Asset Purchase Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc. and, as to certain sections thereof only, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005, which is incorporated herein by reference.
10.4	Transition Services Agreement dated as of February 9, 2005 by and between American Communications Network, Inc. and Commonwealth Energy Corporation, previously filed with the Commission as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005, which is incorporated herein by reference.
10.5	Sales Agency Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005, which is incorporated herein by reference.
10.6	Escrow Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc., Commerce Energy Group, Inc., American Communications Network, Inc. and Computershare Trust Company, Inc., previously filed with the Commission as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005, which is incorporated herein by reference.
10.7	Summary of Commerce Energy Group, Inc. Management Bonus Program for 2005, previously filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2005, which is incorporated herein by reference.
10.8	Offer Letter for Thomas L. Ulry dated February 28, 2005, previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005,which is incorporated herein by reference.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under of the Securities Exchange Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.