Form 10-Q/A
period 2005-04-30
COMMERCE ENERGY GROUP INC
filed 2005-10-31
CIK 1274150

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

EXPLANATORY NOTE
      This quarterly report on Form 10-Q/ A (Amendment No. 2) is being filed by the Company to amend the Company’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2005 filed with the Securities and Exchange Commission on June 14, 2005, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on July 12, 2005 (“Amendment No. 1”).
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
      We have restated our results for the first, second and third quarters of fiscal 2005 to mark-to-market these derivatives in the statement of operations for each period. The impact of the restatement on the financial statements for the three and nine months ended April 30, 2005 is summarized as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 30, 2005		April 30, 2005

	Reported	Restated	Reported	Restated

Condensed Consolidated Statement of Operations Data:
Net revenue	$68,478	$68,478	$188,022	$188,022
Direct energy costs	60,439	60,767	163,871	164,741

Gross profit	8,039	7,711	24,151	23,281
Net loss	(993)	(1,319)	(2,842)	(3,709)
Net loss per common share:
Basic and diluted	(0.03)	(0.04)	(0.09)	(0.12)

	April 30, 2005

	Reported	Restated

Condensed Consolidated Balance Sheet Data:
Total assets	$101,232	$101,232
Accrued liabilities	6,311	6,459
Retained earnings	10,724	9,857
Other comprehensive loss	(719)	—
Total stockholders’ equity	72,426	72,374
      The only change to the Condensed Consolidated Statement of Cash Flows was within cash flows from operating activities. Net cash provided by (used in) operating, investing and financing activities did not change.

      This amended Quarterly Report on Form 10-Q/ A (Amendment No. 2) also amends our prior disclosure to clarify the results of our evaluation of controls and procedures as of the end of the period covered by this report.
      This amendment includes changes to Item 1, Item 2 and Item 4 of Part I and Item 6 of Part II. Except as identified in the prior sentence, no other item included in the original Form 10-Q has been amended, and such items shall remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/ A (Amendment No. 2) does not purport to provide an update or discussion of any other developments at the Company subsequent to its original filing.

COMMERCE ENERGY GROUP, INC.
FORM 10-Q/A
(Amendment No. 2)
Restated For the Period Ended April 30, 2005

i

FORWARD-LOOKING INFORMATION
      A number of the matters and subject areas discussed in this Quarterly Report on Form 10-Q/A (Amendment No. 2) contain forward-looking statements reflecting management’s current expectations. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical fact included in this Quarterly Report on Form 10-Q/A (Amendment No. 2) regarding our financial position and strategy may constitute forward-looking statements. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 2), as well as the following:

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
COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2005	2004	2005

		(Restated)		(Restated)
Net revenue	$48,521	$68,478	$153,955	$188,022
Direct energy costs	42,799	60,767	140,657	164,741

Gross profit	5,722	7,711	13,298	23,281
Selling and marketing expenses	1,171	1,075	3,149	2,791
General and administrative expenses	7,033	8,176	18,758	23,224
Reorganization and initial public listing expenses	1,015	—	1,783	—

Loss from operations	(3,497)	(1,540)	(10,392)	(2,734)
Other income and expenses:
Initial formation litigation expenses	(407)	—	(992)	(1,601)
Provision for impairment on investments	(1,753)	—	(6,066)	—
Provision for termination of Summit	(1,904)	—	(1,904)	—
Minority interest share of loss	290	—	1,185	—
Interest income, net	119	221	400	626

Total other income and expenses	(3,655)	221	(7,377)	(975)

Loss before benefit from income taxes	(7,152)	(1,319)	(17,769)	(3,709)
Benefit from income taxes	(1,558)	—	(3,400)	—

Net loss	$(5,594)	$(1,319)	$(14,369)	$(3,709)

Loss per common share:
Basic	$(0.20)	$(0.04)	$(0.52)	$(0.12)

Diluted	$(0.20)	$(0.04)	$(0.52)	$(0.12)

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2004	April 30, 2005

		(Unaudited)
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$54,065	$36,092
Accounts receivable, net	31,119	27,475
Income taxes refund receivable	4,423	—
Deferred income tax asset	74	—
Inventory	—	1,528
Prepaid expenses and other current assets	5,141	4,054

Total current assets	94,822	69,149
Restricted cash and cash equivalents	4,008	8,448
Deposits	5,445	9,357
Property and equipment, net	2,613	2,283
Goodwill, intangible and other assets	3,935	11,995

Total assets	$110,823	$101,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,576	$22,495
Accrued liabilities	6,141	6,459

Total current liabilities	36,717	28,954
Stockholders’ equity:
Common stock - 150,000 shares authorized with $0.001 par value; 30,519 and 31,433 shares issued and outstanding at July 31, 2004 and April 30, 2005, respectively	60,796	62,605
Unearned restricted stock compensation	(256)	(184)
Retained earnings	13,566	9,857

Total stockholders’ equity	74,106	72,278

Total liabilities and stockholders’ equity	$110,823	$101,232

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,

	2004	2005

		(Restated)
Cash Flows From Operating Activities
Net loss	$(14,369)	$(3,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,142	1,001
Amortization	201	804
Provision for doubtful accounts	1,585	2,502
Impairment of Summit investments	6,596	5
Termination of Summit	1,904	—
Loss on equity investments	800	—
Stock-based compensation expense	—	72
Minority interest share of loss of consolidated entity	140	—
Deferred income tax provision	—	74
Changes in operating assets and liabilities:
Accounts receivable, net	12,377	1,209
Prepaid expenses and other assets	(6,167)	4,399
Accounts payable	(3,319)	(10,958)
Accrued liabilities and other	(1,168)	3,914

Net cash used in operating activities	(278)	(687)
Cash Flows From Investing Activities
Purchase of property and equipment	(830)	(670)
Business acquisitions, net of cash acquired	(43)	(14,525)

Net cash used in investing activities	(873)	(15,195)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	194	50
Repurchase/ Cancellation of common stock	(1)	(252)
Sale of common stock	294	10
Decrease (increase) in restricted cash and cash equivalents	13,845	(1,899)

Net cash provided by (used in) financing activities	14,332	(2,091)

Increase (decrease) in cash and cash equivalents	13,181	(17,973)
Cash and cash equivalents at beginning of period	40,921	54,065

Cash and cash equivalents at end of period	$54,102	$36,092

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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

Revenue Recognition
      Energy sales are recognized when the electricity and natural gas are delivered to the Company’s customers. The Company’s net revenue is comprised of the following:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2005	2004	2005

Retail electricity sales	$46,855	$44,754	$149,036	$142,251
Excess energy sales	1,666	5,695	4,919	27,742

Total electricity sales	48,521	50,449	153,955	169,993
Retail natural gas sales	—	18,029	—	18,029

Net revenue	$48,521	$68,478	$153,955	$188,022

      Skipping Stone revenue (which is included in retail electricity sales above), after elimination of inter-company transactions, for the three and nine months ended April 30, 2005 was $420 and $1,616, respectively, representing approximately 1% of total net revenue for both periods.

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
      The following table illustrates the effect on net income (loss) as applicable to common stock (see Note 2) and income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2005	2004	2005

Net loss as applicable to common stock — basic and diluted	$(5,621)	$(1,319)	$(14,447)	$(3,709)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(8)	(49)	(101)	(59)

Pro forma net loss — basic and diluted	$(5,629)	$(1,368)	$(14,548)	$(3,768)

Loss per share: Basic — as reported	$(0.20)	$(0.04)	$(0.52)	$(0.12)

Basic — pro forma	$(0.20)	$(0.04)	$(0.52)	$(0.12)

Diluted — as reported	$(0.20)	$(0.04)	$(0.52)	$(0.12)

Diluted — pro forma	$(0.20)	$(0.04)	$(0.52)	$(0.12)

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

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
      Because the revenue of the Company’s subsidiary, Skipping Stone, which the Company acquired in fiscal 2004, accounts for only approximately 1% of total net revenue (after elimination of inter-company transactions), and geographic information is immaterial, no segment information is provided.

Accounts Receivable, Net
      Accounts receivable, net, is comprised of the following:

	July 31,	April 30,
	2004	2005

Billed	$21,777	$22,842
Unbilled	12,535	9,925

	$34,312	$32,767
Less allowance for doubtful accounts	(3,193)	(5,292)

Accounts receivable, net	$31,119	$27,475

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
      The following is a reconciliation of the numerator (income or loss) and the denominator (common shares in thousands) used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2005	2004	2005

Numerator:
Net loss	$(5,594)	$(1,319)	$(14,369)	$(3,709)
Deduct: Preferred stock dividends	(27)	—	(78)	—

Net loss applicable to common stock — basic and diluted	$(5,621)	$(1,319)	$(14,447)	$(3,709)

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2005	2004	2005

Denominator:
Weighted-average outstanding common shares — basic	28,174	31,199	27,856	30,799
Effect of stock options	—	—	—	—

Weighted-average outstanding common shares — diluted	28,174	31,199	27,856	30,799

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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

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
      On February 9, 2005, the Company acquired certain assets of ACN Utility Services, Inc. (ACNU), a subsidiary of American Communications Network, Inc. (the “Parent”), and its retail electricity and natural gas sales business. ACNU sells retail electricity in Texas and Pennsylvania and sells retail natural gas in California, Georgia, Maryland, New York, Ohio and Pennsylvania. The aggregate purchase price was $14,525 in cash and 930,233 shares of the Company common stock, valued at $2,000. In addition, as part of the initial purchase price, the Company was required to fund $2,542 of collateralized letters of credit on the closing date to guarantee our performance to various third parties. The common stock payment is contingent upon meeting certain sales requirements and have been placed in an escrow account. The purchase was accounted for under the purchase method of accounting and resulted in a preliminary estimate of $8,500 of goodwill, including the contingent equity, and other intangible assets, subject to a final purchase price adjustments and settlements to be completed by fiscal year-end.
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
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

	Three Months Ended		Three Months Ended
	April 30, 2004		April 30, 2005

	As Reported	Pro Forma	As Reported	Pro Forma

Net revenue	$48,521	$76,485	$68,478	$68,478
Net loss	$(5,594)	$(4,673)	$(1,319)	$(1,319)
Loss per share — basic and diluted	$(0.20)	$(0.16)	$(0.04)	$(0.04)

	Nine Months Ended		Nine Months Ended
	April 30, 2004		April 30, 2005

	As Reported	Pro Forma	As Reported	Pro Forma

Net revenue	$153,955	$227,009	$188,022	$227,352
Net loss	$(14,369)	$(13,575)	$(3,709)	$(3,220)
Loss per share — basic and diluted	$(0.52)	$(0.47)	$(0.12)	$(0.10)

7.	Derivative Financial Instruments
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
      Supplying electricity and natural gas to retail customers requires the Company to match customers’ projected demand with long term and short term commodity purchases. The Company primarily uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. The Company purchases substantially all of its power under long-term forward physical delivery contracts for supply to its retail electricity customers. Electricity supply contracts are commodity derivative contracts under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Using the exemption available for qualifying electricity contracts under SFAS No. 133, the Company applies the normal purchase, normal sale accounting treatment to its forward purchase supply contracts. Accordingly, the Company records revenue generated from customer sales as energy is delivered to its retail customers, and direct energy costs are recorded when the energy under its long-term forward physical delivery contracts is delivered. In January 2005, the Company sold electricity commodity supply contracts back to the original supplier in connection with a strategic realignment of its customer portfolio in the Pennsylvania electricity market, which resulted in a gain in the second fiscal quarter of 2005. As a result of that sale, the normal purchase and sale exemption for the Pennsylvania market is no longer available for that market. Accordingly, the Company has applied mark-to-market accounting on any electricity supply contracts entered into after the

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
January 28, 2005 date but not yet delivered as of April 30, 2005. In the first, second and third quarters of fiscal 2005, the Company also employed financial hedges using derivative instruments to hedge its commodity price risks. The changes in fair market value of these derivatives are reported in each quarter’s earnings.
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

	Three Months		Six Months
	Ended		Ended
	January 31, 2005		January 31, 2005		Three Months	Nine Months
					Ended	Ended
	Reported	Restated	Reported	Restated	April 30, 2005	April 30, 2005

Net revenue	$61,048	$61,048	$119,545	$119,545	$68,478	$188,022
Direct energy costs	48,926	51,026	101,333	103,433	60,439	163,871

Gross profit	12,122	10,022	18,212	16,112	8,039	24,151
Earnings (loss) from operations	$1,318	$(782)	$1,447	$(653)	$(1,212)	$(1,864)
Net income (loss)	$1,371	$(729)	$252	$(1,848)	$(993)	$(2,842)
Earnings (loss) per common share — basic	$0.04	$(0.02)	$0.01	$(0.06)	$(0.03)	$(0.09)

Earnings (loss) per common share — diluted	$0.04	$(0.02)	$0.01	$(0.06)	$(0.03)	$(0.09)

Restatement — Accounting for Derivatives
      In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended July 31, 2005, management determined that forward physical delivery contracts and financial derivatives previously designated as cash flow hedges lacked adequate documentation of the method of measurement and testing of hedge effectiveness to meet the cash flow hedge requirements of SFAS No. 133,

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
Accounting for Derivative Instruments and Hedging Activities. Additionally, management determined that a forward physical delivery contract had been inappropriately accounted for as exempt from the mark to market accounting provisions of SFAS No. 133.
      The Company restated its results for the first, second and third quarters of fiscal 2005 to eliminate cash flow hedge accounting and to recognize the mark to market gains or losses on these derivatives in the statement of operations for each period. The impacts of the restatement are summarized as follows:

	Three Months Ended		Three Months Ended		Three Months Ended		Nine Months Ended
	October 31, 2004		January 31, 2005		April 30, 2005		April 30, 2005

	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Condensed Consolidated Statement of Operations Data:
Net revenue	$58,496	$58,496	$61,048	$61,048	$68,478	$68,478	$188,022	$188,022
Direct energy costs	52,406	51,335	51,026	52,639	60,439	60,767	163,871	164,741

Gross profit	6,090	7,161	10,022	8,409	8,039	7,711	24,151	23,281
Earnings (loss) from operations	$130	$1,201	$(782)	$(2,395)	$(1,212)	$(1,540)	$(1,864)	$(2,734)
Net loss	$(1,120)	$(48)	$(729)	$(2,342)	$(993)	$(1,319)	$(2,842)	$(3,709)
Net loss per common share — basic and diluted	$(0.04)	$(0.00)	$(0.02)	$(0.08)	$(0.03)	$(0.04)	$(0.09)	$(0.12)

	April 30, 2005

	Reported	Restated

Condensed Consolidated Balance Sheet Data:
Total assets	$101,232	$101,232
Accrued liabilities	6,311	6,459
Retained earnings	10,724	9,857
Other comprehensive loss	(719)	—
Total stockholders’ equity	72,426	72,374
      The only change to the Condensed Consolidated Statement of Cash Flows was within cash flows from operating activities. Net cash provided by (used in) operating, investing and financing activities did not change.

9.	Related Party Transactions
      The Company purchases natural gas from several suppliers, including Cook Inlet Energy Supply LLC (“Cook Inlet”). Gregory L. Craig is the chief executive officer and a substantial shareholder of Cook Inlet and was appointed to the Company’s Board of Directors as a Class I director in November 2004. For the three months ended April 30, 2005, the Company purchased $5,911 of natural gas from Cook Inlet, 10% of the Company’s total direct energy costs. The Company believes that the natural gas was purchased on terms comparable to those available from unaffiliated suppliers. The Company’s natural gas business was acquired in February 2005 and the supply arrangement with Cook Inlet existed at the time of the acquisition.

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

Pennsylvania
      We provide natural gas service to residential and small commercial consumers in the Philadelphia Electric Company service area in Pennsylvania.
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

•	Accounting for Derivative Instruments and Hedging Activities — In fiscal 2004 and 2005, we purchased substantially all of our power under long-term forward physical delivery contracts for supply to our retail electricity customers. Electricity supply contracts are commodity derivative contracts under Statement of Financial Accounting Standard, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. Using the exemption available for qualifying electricity contracts under SFAS No. 133, we apply the normal purchase, normal sale accounting treatment to our forward purchase supply contracts. Accordingly, we record revenue generated from customer sales as energy is delivered to our retail customers, and direct energy costs are recorded when the energy under our long-term forward physical delivery contracts is delivered. In January 2005, we sold electricity commodity supply contracts back to the original supplier in connection with a strategic realignment of our customer portfolio in the Pennsylvania electricity market, which resulted in a gain in the second fiscal quarter of 2005. As a result of that sale, the normal purchase and sale exemption for the Pennsylvania market is no longer available for that market. Accordingly, we have applied mark-to-market accounting on any electricity supply contracts entered into after the January 28, 2005 date but not yet delivered as of April 30, 2005. In the first, second and third quarters of fiscal 2005, we also employed financial hedges using derivative instruments, to hedge our commodity price risks. The changes in fair market value of these derivatives are reported in each quarter’s earnings. We intend to continue to use derivative instruments as an efficient way of assisting in managing our price and volume risk in energy supply procurement for our retail customers.

•	Independent System Operator Costs — Included in direct energy costs, along with electricity that we purchase, are scheduling coordination costs and other ISO fees and charges. The actual ISO costs are not finalized until a settlement process by the ISO is performed for each day’s activities for all grid participants. Prior to the completion of settlement (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual fees resulting in the need to adjust the previously estimated costs.

•	Transportation and Delivery Costs — Included in direct energy costs, along with natural gas that we purchase, are interstate pipeline costs and utility service charges. These fees are identified in the month incurred and settled in the following month.

•	Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Unbilled Receivables — Our customers are billed monthly throughout the month on a sequential basis or on a meter read cycle. Unbilled receivables represent the amount of electricity and natural gas delivered to customers at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated by us to be the number of kilowatt-hours or dekatherms delivered, but not yet billed, multiplied by the current customer average sales price per kilowatt-hour or dekatherms as applicable.

•	Inventory — Inventory represents natural gas in storage as required by state regulatory bodies and contractual obligations under customer choice programs. Inventory is stated at the lower of cost or market.

•	Legal Matters — From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.

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
     Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004.
      Net revenue of $68.5 million increased by $20.0 million, or 41%, for the three months ended April 30, 2005 compared to the three months ended April 30, 2004. Gross profit increased $2.0 million to $7.7 million for the three months ended April 30, 2005 compared to $5.7 million for the same prior year period. The gross profit increase in the three months ended April 30, 2005 was primarily due to the newly acquired ACNU business, which contributed $4.2 million of gross profit. The gross profit increase was offset by an overall increase in energy costs, which are influenced by energy commodities, including natural gas and oil, in the national and international markets. Our operating results for the three months ended April 30, 2005 included a loss from operations of $1.2 million compared to a loss of $3.5 million for the same prior year period.

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

Direct Energy Costs
      Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electricity and natural gas, fees incurred from various energy-related service providers, energy-related taxes that cannot be passed directly through to the customer, and any mark-to-market gains or losses on derivative contracts. Beginning in February 2005, direct energy costs also include transportation and delivery costs for interstate pipeline costs and utility service charges for natural gas.

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

Natural Gas Costs
      Our direct energy costs related to natural gas for the three months ended April 30, 2005 was $15.0 million at an average cost of $8.247 per DTH.

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
     Nine Months Ended April 30, 2005 Compared to Nine Months Ended April 30, 2004.
      Net revenue of $188.0 million increased by $34.0 million, or 22%, for the nine months ended April 30, 2005 compared to the nine months ended April 30, 2004. Gross profit increased $10.0 million, or 75%, to $23.3 million for the nine months ended April 30, 2005 compared to $13.3 million for the same prior year period. The gross profit increase in the nine months ended April 30, 2005 was primarily due to the newly acquired ACNU business, which contributed $4.2 million of gross profit and the sale of the electricity commodity supply contracts related to Pennsylvania market of $7.2 million. These gross profit increases were partly offset by $.9 million of mark to market losses on forward physical contracts previously accounted for as cash flow hedges. Our operating results for the nine months ended April 30, 2005 included loss from operations of $2.7 million compared to a loss of $10.4 million for the same prior year period.

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

Direct Energy Costs

Electricity Costs
      Our direct energy costs related to electricity increased to $149.7 million for the nine months ended April 30, 2005, an increase of $9.0 million, or 6%, from $140.7 million for the nine months ended April 30, 2004. This increase is primarily due to our newly acquired ACNU business which contributed $4.5 million in direct energy costs for electricity and was acquired at the beginning of the third quarter of fiscal 2005. The remaining increase was due to overall increases in energy costs. Our average cost per kWh was $.062 for the nine months ended April 30, 2005, as compared to $0.059 in the nine months ended April 30, 2004.

Natural Gas Costs
      In February 2005, we acquired our natural gas business, therefore, our direct energy costs related to natural gas for the three and nine months ended April 30, 2005 were the same at $15.0 million.

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

We may experience difficulty in integrating and managing acquired businesses successfully and in realizing anticipated economic, operational and other benefits in a timely manner.
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
      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in January 2005, we sold electricity commodity supply contracts related to a strategic realignment of our customer portfolio in the Pennsylvania electricity market and the discontinuation of service to certain classes of residential and small commercial customers. As a result of timing issues related to realigning the portfolio and inaccurately forecasting the resulting required electricity supply, we had transitional electricity supply obligations which could have been served more cost effectively with the original supply contract rather than with the current market cost of the replacement power. In the execution of this portfolio realignment, we observed deficiencies in our internal controls relating to monitoring the operational progress of the realignment. These internal control deficiencies constituted reportable conditions, and collectively, a material weakness that caused us to restate our second quarter of fiscal 2005 reported results. In connection with the preparation of our consolidated financial statements for the fiscal year ended July 31, 2005, we determined that (a) certain electricity forward physical contracts and financial derivatives designated as cash flow hedges lacked adequate documentation of our method of measurement and testing of hedge effectiveness to meet the cash flow hedge requirements of SFAS 133 and (b) a forward physical contract and several financial derivative contracts had been inappropriately accounted for as exempt from hedge accounting under SFAS 133. These errors in the proper application of the provisions of SFAS No. 133 required us to restate our previously reported results for each of the first three quarters in fiscal 2005 and led us to conclude and report the existence of a material weakness in our internal controls over financial reporting. We purchase substantially all of our power and natural gas under forward physical delivery contracts, which are defined as commodity derivative contracts under SFAS No. 133. We also utilize other financial derivatives, primarily swaps, options and futures to hedge our price risks. Accordingly, proper accounting for these contracts is very important to our overall ability to report timely and accurate financial results. We have devoted significant resources to remediate and improve our internal controls.
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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
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
      Supplying electricity and natural gas to retail customers requires us to match customers’ projected demand with fixed price purchases. We primarily use forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. In certain markets where we operate, entering into forward fixed price contracts may be expensive relative to derivative alternatives. Derivative instruments, primarily swaps and futures, are used to hedge the future purchase price of electricity for the applicable forecast usage protecting us from significant price volatility. In the first, second and third quarters of fiscal 2005, the Company employed financial derivatives to hedge its commodity risks. The changes in the fair market value of these derivatives are reported in each quarter’s earnings. We did not engage in trading activities in the wholesale energy market other than to manage our direct energy cost in an attempt to improve the profit margin associated with our customer requirements.
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
Restatement of Quarterly Periods

Gain on Sale of Electricity Supply Contracts
      In January 2005, we sold electricity commodity supply contracts related to a strategic realignment of our customer portfolio in the Pennsylvania electricity market and the discontinuation of service to certain classes of residential and small commercial customers. As a result of timing issues related to realigning the portfolio and inaccurately forecasting the resulting required electricity supply, we had transitional electricity supply obligations which could have been served more cost effectively with the original electricity supply contracts rather than with the replacement power which we subsequently purchased at market prices. In the execution of this portfolio realignment, we observed deficiencies in our internal controls relating to monitoring the operational progress of the realignment. Ernst & Young LLP, our independent registered public accounting firm, advised us on June 8, 2005 that in their opinion, with which we concurred, these internal control deficiencies constituted reportable conditions and collectively, a material weakness in our internal control over financial reporting and that our unaudited condensed consolidated financial statements for the three and six months period ended January 31, 2005 should be restated. As a result of these timing and forecasting issues and internal control deficiencies, on June 14, 2005, we restated our unaudited condensed consolidated financial statements for the three and six months periods ended January 31, 2005 by filing to the Quarterly

Report on Form 10-Q/A (Amendment No. 2) for the period ended January 31, 2005. The financial impact of this adjustment (principally, reporting a net loss of $729,000 for the three months period ended January 31, 2005 instead of the previously reported net income of $1,371,000 and a net loss of $1,848,000 for the six months period ended January 31, 2005 instead of the previously reported net income of $252,000), and to include additional disclosures in the appropriate period related to these internal control deficiencies. On July 12, 2005, we filed our Quarterly Report on Form 10-Q/A (Amendment No. 2) for the quarterly period ended January 31, 2005 to clarify the results of our evaluation of controls and procedures for the period ended January 31, 2005.
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
      On October 25, 2005, management recommended to the Audit Committee of our Board of Directors that previously reported financial results for the quarterly periods ended October 31, 2004, January 31, 2005 and April 30, 2005 be restated to reflect proper accounting treatment for these derivatives in accordance with SFAS No. 133 and that the quarterly financial statements for the periods ended October 31, 2004, January 31, 2005 and April 30, 2005 should no longer be relied upon. The Audit Committee agreed with management’s assessment and recommendation and on October 26, 2005 recommended the same action to the Board of Directors, which on the same date determined that the previously reported quarterly results for fiscal 2005 should be restated to reflect the appropriate accounting for these derivatives. As a result, we are restating our quarterly results for each of the first three quarters in the fiscal year ended July 31, 2005.
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
Evaluation of Disclosure Controls and Procedures
      In light of the above-referenced information, the Company (a) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by Amendment No. 1 to this Quarterly Report on Form 10-Q/ A; and (b) evaluated (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act) whether any change in our internal control over financial reporting occurred during the third quarter ended April 30, 2005 which materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Each evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Interim Chief Financial Officer.
      Based upon the evaluation of the effectiveness of the design of and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/ A, as amended, our Chief Executive Officer and Interim Chief Financial Officer concluded that, because of the deficiencies referenced above, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting
      We believe that the change to our internal control over financial reporting designed to address the deficiency related to the gain on sale of electricity supply contracts, the implementation of which commenced during the third quarter of fiscal 2005, has materially affected our internal control over financial reporting. There were no other material changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we believe that the change to our internal control over financial reporting designed to address the deficiency related to the application of SFAS No. 133, the implementation of which commenced during the first quarter of fiscal 2006, has materially affected our internal control over financial reporting.

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