Form 10-K
period 2005-07-31
COMMERCE ENERGY GROUP INC
filed 2005-10-31
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

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
None
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐         No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of January 31, 2005 was approximately $56,677,000 (computed using the closing price of $1.99 per share of Common Stock on January 31, 2005, as reported by the American Stock Exchange).
     As of October 14, 2005, 31,446,214 shares of the Registrant’s Common Stock were outstanding.

      You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to “the Company,” “Commerce,” “we,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
      In addition to the factors and other matters discussed under the caption “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for Commerce Energy Group, Inc. or our subsidiaries to differ materially from those discussed in forward-looking statements include:

•	regulatory changes in the states in which we operate that could adversely affect our operations;

•	our continued ability to obtain and maintain licenses from the states in which we operate;

•	changes in the restructuring of retail markets which could prevent us from selling electricity and natural gas on a competitive basis;

•	our dependence upon a limited number of third-party suppliers of electricity and natural gas;

•	our dependence upon a limited number of local electric and natural gas utilities to transmit and distribute the electricity and natural gas we sell to our customers;

•	fluctuations in market prices for electricity and natural gas;

•	decisions by electricity and natural gas utilities not to raise their rates to reflect higher market cost of electricity and natural gas, thereby adversely affecting our competitiveness;

•	our ability to successfully integrate businesses we may acquire;

•	our ability to successfully compete in new electricity and natural gas markets that we enter;

•	our ability to obtain and retain credit necessary to support both current operations and future growth and profitability;

•	seasonal weather or force majeure events that adversely impact electricity and natural gas supply and infrastructure and which could prevent us from competitively servicing the demand requirements of our customers; and

•	our dependence upon independent system operators, regional transmission organizations, natural gas transmission companies, and local distribution companies to properly coordinate and manage their transmission grids and distribution networks, and to accurately and timely calculate and allocate the cost of services to market participants.
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

PART I
Item 1.     Business
Overview
      Commerce Energy Group, Inc., or Commerce, is an independent energy provider of retail electric power and natural gas supply to residential, commercial, industrial and institutional customers in nine states, covering nineteen utility markets. We also provide consulting, technology and transaction data management services to energy-related businesses. Unless otherwise noted, as used herein, “the Company,” “we,” “us,” and “our” means Commerce Energy Group, Inc. and its subsidiaries.
      Commerce operates through the following wholly-owned subsidiaries:
      Commerce Energy, Inc. Commerce Energy, Inc., or Commerce Energy, formerly Commonwealth Energy doing business as “electricAmerica”, is licensed by the Federal Energy Regulatory Commission (FERC) as a power marketer. We operate in fourteen deregulated electricity markets, providing electric power to residential, commercial, industrial and institutional customers in eleven of those markets. Additionally, Commerce Energy supplies natural gas to residential and small commercial customers in eight deregulated gas markets.
      Skipping Stone Inc. Skipping Stone Inc., or Skipping Stone, provides energy-related consulting and technologies to utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and financial institutions. During the last two fiscal years ended July 31, 2004 and 2005, Skipping Stone Inc. revenues accounted for less than 1% of our total net revenue.
      On February 9, 2005, we purchased from American Communications Network, Inc. and certain of its subsidiaries, which we refer to collectively as ACN, certain assets of ACN’s retail electric power and natural gas sales business. We refer to this acquisition in this annual report on Form 10-K as the ACN Energy Transaction, and the assets acquired in the ACN Energy Transaction as the ACN Energy Assets. In the ACN Energy Transaction, we gained access to ACN’s network for the sale of retail electric power in Texas and Pennsylvania and retail natural gas in California, Ohio, Georgia, New York, Pennsylvania and Maryland. Other assets acquired in the ACN Energy Transaction included equipment, gas inventory associated with utility and pipeline storage and transportation agreements; electricity supply, scheduling and capacity contracts; software and other infrastructure, plus approximately 80,000 natural gas and electricity residential and small commercial customers. We also hired certain employees of ACN and entered into a Sales Agency Agreement with ACN which allows us to utilize ACN’s network of independent sales representatives to sell electricity and natural gas for us. As a result of the ACN Energy Transaction, we expanded our core business into six new markets, added to our core business the sale of natural gas, acquired a substantial number of new customers and acquired a sales force providing us with the opportunity to acquire customers in new markets, including residential, small businesses and other commercial accounts.
      Commerce Energy Group’s predecessor, Commonwealth Energy Corporation, or Commonwealth, was formed in California in August 1997. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce. Our fiscal year ends July 31.
      Commerce was incorporated in the State of Delaware on December 18, 2003. Our executive offices are located at 600 Anton Boulevard, Suite 2000, Costa Mesa, California 92626. Our telephone number is (714) 259-2500.
Industry Background

Electricity
      Beginning in 1992, the U.S. electric utility industry began a process of deregulation, which primarily served to unbundle generation, transmission, distribution and ancillary services into separate components of a utility’s service. In 1996, some states, and some of the utilities within those states, proceeded to allow their end-use customers direct access to marketers, enabling them to purchase electricity from an entity other than the local utility in a competitive retail market. These proceedings created new market participants known in California as Electricity Service Providers, or ESPs, and in other states by this term or another similar term, of which Commerce Energy is one. Presently, twenty three states and the District of Columbia have either enacted enabling legislation or issued regulatory orders to proceed with retail direct access.
      As in other industries that have been deregulated, competition in the electric service industry is intended to provide consumers with a choice of multiple suppliers and is expected to promote product differentiation, lower costs and enhanced services. To obtain these benefits, customers in deregulated utility markets may choose to switch their electric supply service from their local utility to an alternative supplier or ESP.
      The electricity distribution infrastructure in place prior to deregulation remains largely unchanged, with the primary difference being that parties other than the local utility can utilize the delivery infrastructure by paying usage fees. ESPs use this established electricity network for the delivery of energy to their customers.
      Electricity is a real-time commodity and cannot be stored. As soon as it is produced, it must be simultaneously delivered into the grid to meet the demand of end users. Most electricity grids and wholesale market clearing activities are managed by a third party entity known as an Independent System Operator, or ISO, or a Regional Transmission Organization, or RTO. The ISO or RTO is responsible for system reliability and ensures that physical electricity transactions between market participants are managed in such a way as to assure that proper electricity reserve margins are in place, grid capacity is maintained and supply and demand are in near perfect balance in real-time.
      We must effectively manage our purchased electricity supply and our customer demand to maintain profitability. We manage the load shaping activity required by the variable electricity usage patterns of our retail customers; thereby, resulting in our holding of long or short energy positions. A long position occurs when we have committed to purchase more electricity than our customers need, and a short position occurs when our customers’ needs exceed the amount of electricity we have committed to purchase. In both situations, we utilize the wholesale electricity spot market and ISO clearing markets to sell excess energy when we are long, and buy additional electricity when we are short. It would be impossible to completely hedge every delivery hour for all customers, therefore we will always have some exposure to price volatility in the wholesale market for electric power.
      Purchases and sales in the wholesale market are regulated by FERC, and we report on a regular basis to the U.S. Department of Energy. Weather, generation capacity, transmission, distribution and other market and regulatory issues also are significant factors in determining our wholesale procurement and sales strategies in each of the markets we serve.
      FERC has deregulated the wholesale electricity market by allowing power marketers and utilities who do not have market power to sell wholesale electric power at market rates (i.e., whatever rate the buyer and seller agree upon), as opposed to requiring that prices be cost-based (i.e., based on the supplier’s cost of selling the wholesale power).
      FERC has further encouraged competition in the wholesale bulk power markets by promulgating open access transmission rules (Order No. 888) in 1996, which have led to the increasing commoditization of electricity markets. FERC’s open access transmission rules require transmission providers under its jurisdiction to allow eligible customers access to their transmission systems at cost-based rates. This has enabled purchasers of wholesale power to access a larger number of potential suppliers, thereby enhancing competition.
      FERC has continued to enhance competition by issuing Order No. 2000 on Regional Transmission Organizations (RTOs), which are entities that have ultimate control over the bulk transmission system in a particular geographic area. Wholesale electricity (or bulk power), once purchased and sold almost exclusively between traditional utilities under bilateral arrangements, is now traded by an array of different market participants on organized markets, including hourly, daily, and monthly spot markets, power exchanges, and financial markets, such as future and options markets. Competitive markets now exist in many regions of the country for energy, automatic generation control, spinning reserves, other categories of ancillary services, and capacity. Organizations such as the New York Mercantile Exchange (NYMEX) offer trading opportunities in electricity futures and options at various hubs across the country. The price of electricity is largely set by these competitive markets. Recently, the growth and evolution of wholesale electricity markets has been accelerated with the formation of RTOs. These RTOs are developing organized market structures for the purpose of providing a more efficient and robustly competitive wholesale marketplace for the benefit of consumers in the region in which they operate.

      Retail electric marketers procure power supplies for delivery to end-use customers from a variety of wholesale power producers or merchant generation companies, either through term bilateral contracts or on a spot basis. In addition, short-term daily or hourly supply requirements can be purchased or sold through the balancing markets operated by the ISO or RTO. The physical distribution of electricity to retail customers remains the responsibility of the local utility, which collects fees for use of its systems. Some states also allow the utility to provide additional services, such as reading meters, generating customer bills, collecting bills and taking requests for service changes or problems, while in other states the utility is not allowed or chooses not to perform these services.

Natural Gas
      The natural gas industry had historically been a government regulated industry since the passage of the Natural Gas Act by the U.S. Congress in 1938. The industry began a process of deregulation in the early 1980s which initially led to increased supplies of natural gas and lower prices. Competition in the market place also has led to innovation and created a dynamic industry. Advances in technology have enhanced the ability to find, extract and transport natural gas with greater efficiency and less cost.
      Natural gas is now a commodity and is traded on a daily spot market as well as on futures markets. The price of natural gas is determined by the market at various hubs located around the country. There are over 30 major market hubs, or intersections of various pipeline systems, where natural gas purchases and sales occur. Thousands of contracts are bought and sold daily at these market centers and various market tools are utilized to set the price for natural gas on an hourly, daily, monthly and even longer basis. Prices may vary widely from hub to hub, reflecting regional market conditions.
      Although the purchase and sale, and hence the price, of natural gas is determined by market forces, the transportation of natural gas from the wellhead to the burner tip is still performed mostly by regulated pipelines which essentially act as common carriers. Any market participant desiring transportation services from such pipelines must be offered such services on an equal basis with other market participants.
      Retail natural gas providers procure natural gas supplies for delivery to end-use customers from a variety of wholesale natural gas suppliers, mostly at a relevant market hub, either through term bilateral contracts or on a spot basis. The physical distribution of natural gas to retail customers remains the responsibility of the local natural gas utility, which collects a fee for the use of its pipeline distribution system.
Core Products and Services
      Our core business is the retail sale of electricity and natural gas to end-use customers. We also provide professional consulting and technology services to utilities, electricity generators, wholesale energy merchants, financial institutions and energy technology companies.

Commerce Energy, Inc.
      We offer electricity and natural gas service to customers under month-to-month, one year, or longer-term service contracts. The positive difference between the sales price of energy to our customers and the sum of the wholesale cost of our energy supplies, transmission costs and ancillary services costs provides us with a gross profit margin. The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. The local utilities may also provide billing and collection services for many of our customers on our behalf.
      We sell electricity and natural gas at contracted prices based on the real-time demand or usage of our customers. We buy electricity and natural gas in the wholesale market in time-specific, bulk or block quantities usually at fixed prices. We manage the differences between the actual sales demand of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market. Independent System Operators, or ISOs, and Regional Transmission Organizations, or RTOs, perform real-time load balancing for each of the electric grids in which we operate. Similarly, balancing is performed by the utilities or Local Distribution Companies, or LDCs, for each of the natural gas markets in which we operate. We are charged or credited by the ISOs and LDCs for balancing of our electricity and natural gas purchased and sold for our account.

Skipping Stone Inc.
      Skipping Stone offers a number of related professional consulting services and technologies to energy companies, such as utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and investment banks. Skipping Stone is focused on assisting clients with business process improvements, market research, training, Sarbanes-Oxley process level implementations, systems design and selection, and strategic and tactical planning for new market or merger activities. Additionally, the Company provides natural gas pipeline information to market participants and government customers through Skipping Stone’s technology center using its capacitycenter.com service.
Our Customers and Markets
      As of July 31, 2005, we were delivering electricity and natural gas supply to approximately 140,000 customers in nine states. We are also licensed in four additional states where we may begin selling at a future date. Our customer base consists of residential, commercial and institutional customers. Our business is not dependent upon any one customer or a few major customers. During fiscal 2003, 2004 and 2005, no one customer accounted for more than 10% of our net revenues. We are working to broaden the scope of the energy-related products and services to include energy efficiency offerings and additional outsourced services. Additionally, we are evaluating expansion of our core products and services into new deregulated markets and targeted customer classes.

Electricity
      Currently, we actively market electricity in eleven LDC markets within five states: California, Pennsylvania, Michigan, New Jersey and Texas. There are over twenty other potential LDC markets that are open for direct access sales to end-use customers for electricity. We are evaluating each market to determine which are most advantageous to enter. We are also exploring opportunities to acquire existing portfolios of customers from other alternative suppliers in targeted markets. During Fiscal 2003, 2004 and 2005, sales of electricity contributed 100%, 100% and 90%, respectively, of total net revenues.

Natural Gas
      In February 2005, we expanded into the natural gas marketing business in connection with the ACN Energy Transaction. Currently, we actively market natural gas in eight LDC markets within six states: California, Georgia, Maryland, New York, Ohio and Pennsylvania. We are evaluating offering natural gas to our retail electric customers in the markets we currently serve. All of these markets are open for direct access purchasing of natural gas from retail marketers. Our intent is to develop this business organically. In fiscal 2005, sales of natural gas constituted approximately 10% of our total net revenues.

Skipping Stone
      Skipping Stone is currently engaged by over 50 clients under master agreements, with up to a dozen active engagements in any given month. Clients include utilities, wholesale energy merchants, natural gas pipeline companies, electricity generators, energy producers and investment companies.
      We operate in one reportable business segment, energy retailing, in one geographic area, the United States. Net revenue attributable to Skipping Stone is less than 1% of total net revenues in fiscal 2004 and 2005. Geographical information for Skipping Stone is not material.
Sales and Marketing
      A variety of approaches are utilized in acquiring customers, including both inside and outside sales forces through direct and indirect means supported by traditional marketing campaigns. Historically, a majority of our customers have been acquired through our contact center and inside sales team.
      Our contact center is responsible for procuring orders from small to medium-sized commercial customers. The majority of our customers are acquired through our inside sales team, or contact center, which handles inbound calls from customers and makes outbound calls to targeted customers. All customers acquired by the contact center agree to our terms of service through a third party voice log system, which simplifies the switching process for these customers and shortens the sales cycle.

      Our outside sales team, Commercial and Industrial, or C&I Sales, is responsible for targeting larger commercial, industrial and institutional customers. Customers acquired by our C&I Sales enter into individualized written contracts. For this reason, the sales cycle is typically longer because the deal size is larger and requires customized proposals to meet the customer’s needs. C&I Sales also works with third party energy consultants who procure energy supplies on behalf of commercial and industrial customers.
      As a result of the ACN Energy Transaction, we gained access to ACN’s sales force through which we hope to expand sales of our energy products to a broader residential and small commercial customer base. ACN is considered to be an indirect customer acquisition channel for us, and provides a platform from which we expect to grow other indirect channel relationships.
      We also use our website, www.commerceenergy.com, as a tool in acquiring customers. The website provides customers with electric and natural gas supply information in each territory that we serve, and directs customers to either send us automated inquiries or use our toll-free telephone number, 1-800-ELECTRIC®.
      Traditional marketing campaigns such as direct mail, billboards, trade show participation and targeted marketing approaches are all utilized to facilitate customer acquisition. We continually refine our marketing methodologies to target favorable customers based on changes in the electric and natural gas marketplace in a given geographic region, and in response to changes in state or federal regulation.
Strategy
      Our retail energy sales depend upon our ability to identify and enter profitable energy markets, manage the cost of customer acquisition, and achieve sufficient customer scale to create a profitable operating cost structure. Currently, we intend to:

•	Selectively enter retail energy markets that have rate structures, market rules, consumer demographics, energy consumption patterns, access to favorable energy supply and risk management profiles that enable us to provide savings and/or product offering flexibility to our customers at an acceptable margin.

•	Capitalize on the brand recognition of Commerce Energy through our website at www.commerceenergy.com and through our inbound toll-free number, 1-800-ELECTRIC®.

•	Take advantage of the increasing consumer acceptance of online commerce, both directly through our Website and through traditional channels.

•	Develop strategic marketing alliances with established power suppliers to offer competitive electric products and services to targeted markets and customers.

•	Offer additional products and services to our customers, such as risk management pricing alternatives, outsourced services, consulting services, and eventually, energy efficiency products and services.

•	Provide services, including procurement, energy management, customer service and billing, that assist cities and counties to establish community choice aggregation programs to aggregate their customers into portfolios that can be supplied by non-utility providers.
Energy Supply
      We buy electricity and natural gas in the wholesale market in time-specific block quantities, usually at fixed prices. We do not own electricity generation or transmission facilities (with the exception of small experimental renewable energy assets), natural gas producing properties or pipelines. All of the electricity and natural gas we sell to our customers is purchased from third-party suppliers under short-term and long-term contracts. Although we have open lines of credit with suppliers, contractual purchase terms with suppliers often require collateral to support our energy purchases. We currently meet any collateral requirements of our energy suppliers with our available cash. We do not have open lines of credit for direct unsecured borrowings or for letters of credit.
      We sell electricity and natural gas based on the actual energy usage of our customers under either contracted fixed prices or monthly variable pricing. We manage the volumetric difference between our purchases and the actual sales demand of our customers by buying and selling in the spot market. Independent System Operators, or ISOs, and Regional Transmission Organizations, or RTOs, perform real-time load balancing for each of the electric grids in which we operate. Similarly, balancing is performed by the utilities or local distribution companies, or LDCs, for each of the natural gas markets in which we operate. We are subject to costs or fees charged by the ISOs or LDCs for electricity and natural gas balancing activities related to our account.
      Wholesale electricity and natural gas are readily available from various sources in our markets, except for the state of Michigan; however, we do not utilize a significant number of third party electricity or natural gas suppliers. In fiscal 2005, we had three electricity suppliers that accounted for 15%, 10% and 10% of our direct energy costs which includes the Michigan supplier. In Michigan, we purchase all of our electricity supply from one supplier. Retail electricity sales to customers in Michigan accounted for 14% of our consolidated net revenues in fiscal 2005. Based upon current information from our suppliers, we do not anticipate any shortage of supply. However, in the event of a supply shortage, there can be no assurance that we would be able to timely secure an alternative supply of electricity or natural gas at prices comparable to our current long-term contracts, and the failure to replace a supplier in a timely manner at comparable prices could materially harm our operations.
      We employ risk management policies and procedures to control and monitor the risks associated with volatile commodity markets and to assure a balanced portfolio within defined risk tolerances.
Competition

Commerce Energy, Inc.
      In markets that are open to competitive choice of retail energy suppliers, there are generally three types of competitors: the incumbent utilities, utility affiliated retail marketers and small to mid-size independent retail energy companies. Competition is based primarily on price, product offerings and customer service.
      The competitive landscape differs in each utility service area, and within each targeted customer segment. For residential and small commercial customers in most service territories, the primary competitive challenges come from the incumbent utility and affiliated utility marketing companies. For the medium commercial customer, competitive challenges come from both the utility and its affiliated marketing company, as well as other independents. However, this segment is still the least targeted segment among our competition due to the difficulty in balancing cost of acquisition and margin objectives. The large commercial, institutional and industrial segments are very competitive in most markets with nearly all customers having already switched away from the utility to an alternate provider. National affiliated utility marketers, energy producers and other independent retail energy companies often compete for customers in this segment.
      The incumbent regulated utilities and the nationally branded utility affiliates typically benefit from the economies of scale derived from the strength of an asset-based balance sheet and vertically integrated business model that combines production, transmission and distribution assets. For the incumbent utility these advantages are often off-set by the lack of flexibility to offer multiple product choices to their customers, while the nationally branded affiliates often struggle with long-term focus and cultural adaptation to a non-regulated market environment.
      Increasing our market share depends on our ability to convince customers to switch to our service. The local utilities have the advantage of long-standing relationships with their customers and they have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do. In addition, local utilities have been subject to many years of regulatory oversight and thus have a significant amount of experience regarding the regulators’ policy preferences, as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service. Local utilities may seek to decrease their tariffed retail rates to limit or to preclude the opportunities for competitive energy suppliers and otherwise seek to establish rates, terms and conditions to the disadvantage of competitive energy suppliers. There is an emerging trend among some local utilities to exit the merchant function and actively encourage customers to leave their energy supply service. This is sometimes encouraged by the framework for deregulation within which the local utility operates. Recently, there have been several customer auctions held in which the local utility assigns its customers to winning retail marketer bidders. We have been successful in the customer auction process and plan to pursue more of these opportunities as they become available.
      Among the retail marketers and wholesale merchants, competition is most intense for the larger volume customers, such as large commercial and industrial accounts. Our primary target customer segments are small to medium commercial customers. We expect that the combination of our existing residential customer base and our continued growth will enhance our ability to successfully compete for larger commercial and institutional customers.
      Most customers who switch away from the local utility do so for economic benefit. Once switched, customer retention is based on continuing competitive pricing, reliability of supply and customer service. Our customer service record has enabled us to maintain a consistently high customer retention rate.
      Some of our competitors, including local utilities, have formed alliances and joint ventures in order to compete in the restructured retail electricity and natural gas industries. Many customers of these local utilities may decide to stay with their long-time energy provider if they have been satisfied with their service in the past. Therefore it may be difficult for us to compete against local utilities and their affiliates.
      In addition to competition from the local utilities and their affiliates, we may face competition from a number of other energy service providers, and other energy industry participants who may develop businesses that will compete with us in both local and national markets. We also may face competition from other nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than we are.

Skipping Stone
      We face competition in selling consulting and outsourced services from a large variety of companies. These competitors may be engaged in the energy business, as we are, or may be national and international management and information technology firms.
Seasonality
      Our revenues are subject to fluctuations during the year due primarily to the impact of seasonal demand factors on customer sales and the related market prices of electricity and natural gas. Electricity sales volumes are historically higher in the summer months for cooling purposes, followed by the winter months for heating and lighting purposes. Natural gas sales demand is higher in the winter heating season, with the lowest demand occurring during the summer.
Governmental Regulation
      In states that have adopted deregulation, state Public Utility Commissions, or PUCs, have authority to license and regulate certain activities of electric and natural gas retailers. Commerce Energy is subject to regulation by the PUC in each state in which we sell electricity and natural gas. We are currently licensed by the applicable PUCs in ten states. These licenses permit us to sell electricity and natural gas to commercial, industrial, institutional and residential customers. The requirements for licensing and the level of regulation vary from state to state.
      We consider each utility service territory within which we operate to be a distinct market due to the unique characteristics of each. A discussion of regulations for our market service areas follows:

Electricity
      California. The 1996 California Assembly Bill 1890 codified the restructuring of the California electric industry and provided for the right of Direct Access. Direct Access allowed electricity customers to buy their power from a supplier other than the electric distribution utilities beginning January 1, 1998. On April 1, 1998, the Company began supplying customers in California with electricity as an ESP. On September 20, 2001, the California PUC issued a ruling suspending electricity Direct Access. This ruling permits ESP’s to keep their current customers and to solicit direct access customers served by other ESPs; however it prohibits us from signing up new non-direct access customers in California for an undetermined period of time.
      Under legislative mandate to ensure all California electricity customers receive reliable service at just and reasonable rates, and to protect California’s electricity grid, the California PUC has been tasked with designing a new Resource Adequacy Requirement, or RAR. In September 2005 Assembly Bill 380, covering electrical restructuring and resource adequacy was passed into law in California. This bill requires the California PUC, in consultation with the ISO, to establish RARs for all load-serving entities. The bill requires each load-serving entity to secure generating capacity adequate to meet its load requirements, including but not limited to, peak demand and planning and operating reserves, deliverable to locations and at times as may be necessary to provide reliable electric service. The California PUC is now engaged in this process. Because the bill requires each Load-Serving Entity, or LSE, including us, to be subject to the same requirements as the utility, all costs associated with meeting the requirement are recoverable from the customer. However, the ability to recover such charges will, in the case of LSEs, such as Commerce Energy, may be subject to market pricing and competitive issues.
      Proceedings and workshops have been ongoing to determine the procedural steps required to ensure a functioning regulatory program for RAR. The California PUC has implemented a RAR program applicable throughout the service territories of California’s three largest Investor-Owned electric Utilities (IOUs). The IOUs as well as Electric Service Providers, or ESPs, and Community Choice Aggregators, or CCAs (collectively, Load-Serving Entities or LSEs) are required to demonstrate that they have acquired the capacity needed to serve their forecast retail customer load and a 15-17% reserve margin beginning in June 2006. We continue to monitor these rulemaking proceedings.
      Proposition 80, an initiative on the November 8, 2005 California special election ballot, would ban electricity customers from buying their power from a supplier other than the electric distribution utilities, except for those already doing so. Although the Legislature in 2001 put a halt to the enrollment of new customers, that ban could be lifted at any time. Proposition 80 would make the freeze permanent. Additionally, Proposition 80 would subject ESPs, such as the Company, to additional regulations and requirements not currently applied to them. Should Proposition 80 become law, the Company could continue to serve the current customer base under the new regulations; however the possibility of enrolling new non-direct access customers would be terminated.
      Pennsylvania. In 1996, the Electricity Generation Customer Choice and Competition Act was passed. The law allowed electric consumers to choose among competitive power suppliers beginning with one third of the State’s consumers by January 1999, two thirds by January 2000, and all consumers by January 2001. The Company began serving customers in Pennsylvania in 1999.
      Current utility default rates are capped until 2010 as a result of the restructuring related to the Electric Choice Law. As power prices rise significantly, it has become clear that the utility price cap is not realistic or representative of true market power costs. Squeezed between a capped utility rate, high wholesale electricity costs and the high cost of servicing customers in Pennsylvania (due to the market rules and market structure), many companies, including Commerce Energy, have reduced the number of customers served in the state.
      There are no current rate cases or filings at the Pennsylvania PUC anticipated which would impact the Company’s financial results.
      Michigan. The Michigan state legislature passed two acts, the Customer Choice Act and Electricity Reliability Act, signed into law on June 3, 2000. Open access, or Choice, became available to all consumers of Michigan electric distribution utilities, beginning January 1, 2002. We began marketing in Michigan’s Detroit Edison service territory in September 2002.
      Detroit Edison’s Retail Access Service Tariff requires certain electric choice customers to connect a telephone line to their electric meter in order for the meter to be read remotely by Detroit Edison. Detroit Edison is responsible for switching out meters, while the customer is responsible for supplying and maintaining the telephone line, which can be shared or dedicated. Bundled customers served under the traditional tariff have no meter or telemetry requirements.
      A 2005 Michigan Public Service Commission, or PSC, filing by Detroit Edison suggested changes to the metering and telemetry requirements for customers taking service from alternative suppliers, such as the Company. The PSC recommended that this issue be resolved in a collaborative process led by Detroit Edison. The Electric Choice Metering Collaborative, consisting of approximately 12 representatives from suppliers including the Company, met earlier this year. General agreement was reached on certain key points, but the suppliers have as yet been unable to reach agreement with Detroit Edison on all points requiring resolution.
      Should these changes be approved by the Michigan PSC, most of our current and new customers would no longer be required to have telemetry. Detroit Edison believes this issue should be resolved and the new rules in place by January 2006. This change could increase the retention rate of our existing customers and improve our marketing abilities to new customers.
      The current rate cap on residential customers will be lifted as of January 1, 2006. As a result, residential customers will see a rate increase of 15-20%; however, a residential customer who elects Choice would see their bill increase approximately 20% due to a demand charge implemented by Detroit Edison only to Choice customers. A primary component of the rate increase is a shifting of rate responsibility away from commercial customers, whose rates are likely to decrease in January in spite of much higher wholesale energy costs. This may have a negative impact on the Company’s ability to retain and acquire new commercial customers in the state.
      New Jersey. Deregulation activities began in New Jersey in November 1999 when the Board of Public Utilities, or BPU, approved the implementation plan. The Company began marketing in New Jersey in the Public Service Electric and Gas service territory in December 2003. There are no current rate cases or filings regarding this territory that are anticipated to impact the Company’s financial results.
      Texas. Texas deregulation began in 1999 with the passage of Senate Bill 7 by the Texas legislature. Beginning January 2002, Texas electricity consumers had the choice of picking their Retail Electricity Provider, or REP. With the ACN Energy Transaction, the Company began serving electric customers in the TXU and CenterPoint market areas of the Electric Reliability Council of Texas, or ERCOT. On May 16, 2005, we expanded further into the Texas markets of American Electric Power, or AEP, and Texas New Mexico Power, or TNMP. There are no current rate cases or filings at the Texas PUC which are expected to impact our financial results.

Natural Gas
      Beginning with the Natural Gas Policy Act of 1978, the U.S. Congress initiated a process that ended federal control over the price of natural gas at the wellhead. This ultimately set in motion a series of public policy changes by the Federal Energy Regulatory Commission (FERC) and state utility commissions that have resulted in consumer choice programs for all natural gas users in certain states.
      Through the ACN Energy Transaction, we now serve natural gas customers in eight utility gas market areas in the following six states:
      California. We currently serve residential and small commercial customers in the Southern California Gas and Pacific Gas & Electric gas markets. We are the only core aggregation transportation provider to residential customers in these market areas. There are no current rate cases or filings pending before the California PUC that are anticipated to impact our financial results.
      Georgia. In 1997, the Georgia General Assembly passed the Georgia Natural Gas Competition and Deregulation Act (Act). This comprehensive restructuring reorganized the Georgia retail natural gas market and allowed natural gas marketers to serve retail consumers. The Georgia Public Service Commission, or the GA PSC, has implemented a comprehensive unbundling program in the state. Over 80 percent of the state’s residential gas consumers are serviced by certified gas marketers. We received GA PSC approval to transition all residential and small commercial customers in the Atlanta Gas Light Company gas market from ACN Energy to Commerce in July 2005. The ability to disconnect customers for non-payment of invoices is severely constrained by system design and human resource limitations in this market. This may affect the Company’s ability to limit losses within this market. No significant legislative or rulemaking events in this market place are on the horizon.
      Maryland. In 1997, natural gas choice was brought to Maryland consumers. We provide gas service to residential and small commercial customers in the Baltimore Gas & Electric market area. There are other gas marketers that serve these types of customers. In July of this year the Maryland Public Service Commission adopted enhanced customer protection rules which will be applied to the retail energy market. The approval of these rules will not impact financial results as the Company is currently compliant.
      New York. In 1996, New York began offering natural gas choice programs. We currently serve residential and small commercial customers in the KeySpan Energy Delivery gas market. There are other gas marketers that serve these types of customers. In the fall of 2004, the New York Public Service Commission issued a policy statement requiring all utilities to submit a plan outlining their program to enhance the Choice program in the market place resulting in an increased competitive environment. Currently several of the utilities are holding collaborative meetings with all stakeholders to gather input and guidance on the design of each of their program proposals. We expect that these activities will improve the Company’s ability to market in New York to new gas customers.
      Ohio. Natural gas choice programs began in 1997 in Ohio. We provide gas service to residential and small commercial customers in the Dominion East Ohio, or DEO, and Columbia Gas of Ohio service areas. In May of this year, DEO submitted a plan to the Public Utilities Commission of Ohio, or PUCO, to exit the merchant function as a natural gas supplier and shed its remaining customer base through a process of auctions. Currently that plan is under review by the PUCO and public hearings are expected to commence in December, 2005 to review and act on the submitted plan. We expect this proceeding could result in significant opportunity for us to expand our customer base.
      Pennsylvania. In 1988, small commercial natural gas consumers saw the start of choice in Pennsylvania. In 1997, the natural gas supply service in Pennsylvania was fully opened to competition for all customer classes. The Natural Gas Choice and Competition Act specified that after 5 years (July 2004) the PUC was to initiate an investigation or other proceeding to evaluate the competitiveness of natural gas supply services in the state and report its findings to the General Assembly. The PUC launched its investigation in May 2004 and held a special hearing on September 30, 2004. The PUC is expected to report its findings during the next legislative session. If it is determined that the market is not sufficiently competitive, further actions are to be considered, including legislation. Any impact to Commerce Energy can not be determined until such time as the report is made and recommendations, if any, are analyzed. PECO Energy Company, or PECO, has several gas rate tariff filings pending at the Pennsylvania PUC. If approved as filed, PECO gas customers would see a decrease of approximately 8% from the existing PECO price per Mcf and such tariff change could impact our ability to retain or attract new customers.
Federal Energy Regulatory Commission
      We are subject to regulation by various other federal, state and local governmental agencies. Our electric purchases and sales are subject to the jurisdiction of the Federal Energy Regulatory Commission, or FERC, under the Federal Power Act. We make sales of electricity pursuant to a Power Marketer certificate issued by FERC. While not generally regulating the rates, terms or conditions of electricity sales, FERC has the authority to institute proceedings to identify transactions involving rates that are not just and reasonable due to market manipulation and to reverse or unwind such transactions to ensure just and reasonable rates.
The Energy Policy Act of 2005
      On August 8, 2005, the Energy Policy Act of 2005, or EPA 2005, was signed into law. The scope of EPA 2005 is broad, addressing fossil, nuclear and renewable energy, energy efficiency and tax credits and incentives, across a range of energy producing and consuming sectors. Certain changes mandated by EPA 2005 may have a direct or indirect effect on our business. In particular, provisions intended to enhance the reliability of electric transmission and delivery systems, further the transparency of electricity and natural gas markets, encourage the construction of new electric transmission infrastructure, and facilitate the importation of natural gas should increase the efficiency of the competitive wholesale natural gas and electricity markets in which we participate. Furthermore, effective February 8, 2006, EPA 2005 replaces the Public Utility Holding Company Act of 1935, or PUHCA 1935, with the Public Utility Holding Company Act of 2005, or PUHCA 2005. PUHCA 2005 involves much less extensive regulation than PUHCA 1935, but does include provisions involving FERC access to books and records of public utility holding companies and their affiliates, as well as certain oversight over affiliate transactions. In accordance with EPA 2005, FERC has initiated rulemaking (RM05-32-000) to address certain issues related to implementation of PUHCA 2005, including implementing the Federal access to books and records.
      In the past, through a series of no action letters, the SEC has concluded that electric and gas marketers who did not own or operate electric generation, transmission or distribution facilities or gas retail distribution facilities were not electric utilities, and their parent companies were not public utility holding companies, under PUHCA 1935. Various commenters are participating in the FERC rulemaking proceedings and have urged FERC to confirm that such electric and gas marketers are not electric public utilities under PUHCA 2005, and that their parent companies are not holding companies under PUHCA 2005, so they would not be subject to the provisions of the new law. Comments were recently filed as part of the FERC rulemaking proceeding, which is now pending before FERC.
Intellectual Property
      Intellectual property assets include our proprietary software and service products, our registered trademarks (electricAmerica®, Green Smart®, 1-800-Electric®, electric.com® and Utilihost, Inc.®), our 1-800-Electric telephone number and rights to our internet domain names (electric.com and electricAmerica.com). We believe that each of our intellectual property assets offers us strategic advantages in our operations.
      Our strategy for protection of our trademarks is to routinely file U.S. federal and foreign trademark applications for the various word names and logos used to market our services to licensees and the general public. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided proper fees are paid and trademarks are continually used or licensed by us.
Employees
      As of July 31, 2005, we employed approximately 160 full-time employees, including 29 in administration, 23 in marketing and sales, and 108 in operations. Our employees are not covered by a collective bargaining agreement or presently represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information
      Our Internet Address is www.commerceenergygroup.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our web site. The information found on our web site is not part of this or any other report we file or furnish to the SEC.

Item 1A.	Executive Officers of the Registrant.
Information About Our Executive Officers
      The following table sets forth information regarding our executive officers, including their respective business experience during the last five years and age as of October 14, 2005. Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no arrangements or understandings pursuant to which any of the persons listed below was selected as an executive officer.

Name and Position	Age	Principal Occupation and Other Information

Steven S. Boss Chief Executive Officer and Director	59	Mr. Boss was appointed to the Board of Directors in July 22, 2005 and appointed Chief Executive Officer of Commerce Energy Group, Inc. in August 2005. Since August 2005, Mr. Boss also has served as a director and President of Commerce Energy, Inc., a director and Chief Executive Officer of Skipping Stone Inc. and of Utilihost, Inc. Each of Commerce Energy, Inc., Skipping Stone Inc. and Utilihost, Inc. are wholly-owned subsidiaries of Commerce Energy Group, Inc. From 2003 to August 2005, Mr. Boss was an attorney in private practice specializing in the representation of energy companies and commercial energy users. From 2000 to 2003, Mr. Boss served as president of Energy Buyers Network, LLC, an energy consulting firm that provided regulatory representation and structured direct access energy transactions for commercial energy users. From 1999 to 2000, he served as president of both Sierra Pacific Energy Company and Nevada Power Services, non-regulated energy services operating subsidiaries of Sierra Pacific Resources. Prior to that, Mr. Boss served in various legal and senior management positions in a number of energy companies and practiced law in private practice. From 1984 to 1992, Mr. Boss served as president and chief executive officer of Sunrise Energy Services, Inc., an independent natural gas marketing company with shares listed on the American and London Stock Exchanges. Mr. Boss received a Bachelor of Science in Aerospace Engineering from the University of Texas and a Juris Doctor from the University of Southern California. He has been a member of the State Bar of California since 1974.
Lawrence Clayton, Jr. Interim Senior Vice President, Chief Financial Officer and Secretary	52	Mr. Clayton was appointed Interim Chief Financial Officer and Secretary of the Commerce Energy Group, Inc. in August 2005. Since August 2005, Mr. Clayton has served as a director and Chief Financial Officer, Treasurer and Secretary of Commerce Energy, Inc. and a director, Chief Financial Officer, Treasurer and Secretary of Skipping Stone Inc. and Utilihost, Inc. From March 2004 to August 2005, Mr. Clayton was a principal of The Practice Advisory Group, a private management consulting organization. From 2003 to March 2004, he served as a private consultant for energy clients. From 2000 to 2002 Mr. Clayton served as Chief Financial Officer of EOTT Energy, a large independent gatherer and marketer of crude oil. From 1994 to 2000, Mr. Clayton was the Chief Financial Officer of Aquila Energy, an energy merchant subsidiary of UtiliCorp United, Inc., which traded on the New York Stock Exchange. Mr. Clayton is a graduate of Rice University, where he earned both an M.A. in Accounting and a B.A. in Managerial Studies and Economics.

Name and Position	Age	Principal Occupation and Other Information

Eric G. Alam Senior Vice President of Sales and Marketing	43	Mr. Alam was appointed Senior Vice President of Sales and Marketing of Commerce Energy Group, Inc. in February 2005. Prior to joining Commerce Energy Group, Inc. and since 1997, Mr. Alam was a Principal with Skipping Stone Inc. where he led various practice areas including Retail Markets, Wholesale Trading and Risk Management, Customer Acquisition and Tech Solutions. His professional experience also includes serving at the executive level at Penn Union Energy Services (Pennzoil), Enron Corporation, Tenneco, Inc. and EnTrade. Mr. Alam earned a Bachelor of Science degree in Economics and Business Administration at Vanderbilt University.
Thomas L. Ulry Senior Vice President of Operations	41	Mr. Ulry was appointed Senior Vice President of Operations of Commerce Energy Group, Inc. in February 2005. From October 2003 until he joined Commerce Energy Group, Mr. Ulry served as Global Vice President and Chief Operating Officer of ACN Energy, a division of ACN, Inc. that was acquired by us in February 2005. From November 2001 to July 2003, Mr. Ulry served as Senior Vice President for Nicor Energy, L.L.C. Mr. Ulry was President and Chief Operating Officer of Energy.com Corporation from 1997 through October 2001. Mr. Ulry has also held positions with Access Energy Corporation, Unicorp Energy, Inc. and Utilicorp Energy Services/Broad Street Oil & Gas. Mr. Ulry holds an Associates degree in Information Technology from Columbus Para-Professional Institute.
Item 2.     Properties.
      Our principal executive office is located in Costa Mesa, California. This facility houses our administration and operations. We lease approximately 38,677 square feet of office space at these premises pursuant to a sub-lease that expires on September 6, 2009. We also lease approximately 9,000 square feet of additional office space in Farmington Hills, Michigan under a month to month lease, cancelable by either party with a 90 day written notice. In addition, Skipping Stone has offices in Boston, Massachusetts and Houston, Texas. The Boston office consists of approximately 3,200 square feet under a lease that expires in June 2010, and the Houston office consists of approximately 5,600 square feet under a lease that expires in February 2007.
      We believe that our leased property is in good condition, is well maintained and is adequate for our current and immediately foreseeable operating needs.
Item 3.     Legal Proceedings.
      We are currently, and from time to time may become, involved in litigation concerning claims arising out of our operations in the normal course of business. We are currently not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 4.     Submission of Matters to a Vote of Security Holders.
      No matters were submitted to security holders in the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      On July 8, 2004, our common stock began trading on the American Stock Exchange under the symbol “EGR.” The following table sets forth, the high and low sales price per share of common stock for the periods indicated, as reported on the American Stock Exchange:

Fiscal Year Ended July 31, 2004	High	Low

Fourth Quarter (beginning July 8, 2004)	$3.49	$1.25

Fiscal Year Ending July 31, 2005	High	Low

First Quarter	$2.00	$1.20
Second Quarter	$2.10	$0.75
Third Quarter	$3.45	$1.91
Fourth Quarter	$2.21	$1.33
      As of October 14, 2005, the last reported sales price on the American Stock Exchange for our common stock was $1.49 per share.
Holders
      As of October 14, 2005, there were 1,972 holders of record of our common stock.
Dividend Policy
      We have not declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividend for the foreseeable future. We presently intend to retain earnings to finance future operations,expansion and capital investment.
      Prior to July 2004, the Series A convertible preferred stock of Commonwealth Energy Corporation provided for cumulative dividends that accrued at a rate of 10% per annum. During fiscal 2003 and fiscal 2004, Commonwealth declared and paid cash dividends of $92,100 and $107,568, respectively, on the Series A convertible preferred stock. On July 6, 2004, immediately prior to the reorganization, all 609,000 outstanding shares of the Series A convertible preferred stock were converted to Commonwealth common stock by a vote of Commonwealth’s Series A convertible preferred stockholders. Accordingly, as of July 31, 2004 and 2005, there were no shares of Commonwealth’s Series A convertible preferred stock outstanding, and no accrued dividends on shares of Series A convertible preferred stock.
      Prior to July 2004, Commonwealth recognized 392,000 shares of “other convertible preferred stock” that accrued interest at rates of 12% to 14% per annum. During fiscal 2003, Commonwealth did not declare or pay cash dividends on the “other convertible preferred stock.” In fiscal 2004, Commonwealth declared and paid cash dividends of $73,507 on its “other convertible preferred stock.” Prior to the reorganization in July 2004, all of the shares of Other convertible preferred stock were converted to Commonwealth common stock at the election of the Other convertible preferred stockholders. Accordingly, as of July 31, 2004 and 2005, there were no shares of Commonwealth’s “other convertible preferred stock” outstanding or accrued dividends on shares of “other convertible preferred stock.”
Equity Compensation Plan Information
      Information concerning securities authorized for issuance under our equity compensation plans is set forth in Park III, Item 12 of this Annual Report on Form 10-K under the caption. “Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information,” and that information is incorporated herein by reference.

Recent Sales of Unregistered Securities
      As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2005, we issued 930,233 shares of our common stock to American Communications Network, Inc., in addition to cash consideration, as consideration for the purchase of assets in the ACN Energy Transaction. The shares of common stock were valued at $2.0 million, based upon the market price for our common stock as of February 8, 2005, the date immediately prior to the closing date, and were placed in escrow to be released upon satisfaction of certain performance targets related to customer growth and earning of certain customer acquisition fees. If the targets are not achieved in full, any shares not released to ACN will be returned to us. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and Rule 506 of Regulation D thereunder, as a transaction not involving a public offering.
      On October 8, 2005, we issued 1,000 shares of our common stock to John Julian, one of our former employees, pursuant to his exercise of a stock option agreement. The exercise price of the option was $0.05 per share. The shares of our common stock issued to Mr. Julian were issued pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering.

Item 6.	Selected Financial Data.
      The selected financial data in the following table sets forth (a) balance sheet data as of July 31, 2004 and 2005, and statement of operations data for the fiscal years ended July 31, 2003, 2004 and 2005 derived from our consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm, which are included elsewhere in this filing, and (b) balance sheet data as of July 31, 2001, 2002 and 2003, and statements of operations data for the fiscal years ended July 31, 2001 and 2002, derived from our consolidated financial statements audited by Ernst & Young LLP, which are not included in this filing. The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Year Ended July 31,

	2001	2002	2003	2004	2005

	(Amounts in thousands except per share information)
Consolidated Statement of Operations Data:
Net revenue	$183,264	$117,768	$165,526	$210,623	$253,853
Direct energy costs	77,281	87,340	128,179	191,180	225,671

Gross profit	105,983	30,428	37,347	19,443	28,182
Operating expenses	24,919	20,247	22,732	33,313	35,585

Income (loss) from operations	81,064	10,181	14,615	(13,870)	(7,403)
Initial formation litigation expenses	(276)	(1,671)	(4,415)	(1,562)	(1,601)
Recovery of (provision for)impairment on investments	—	—	—	(7,135)	2,000
Loss on termination of Summit	—	—	—	(1,904)	—
Loss on equity investments	—	(160)	(567)	—	—
Minority interest share of loss	—	—	187	1,185	—
Interest income, net	1,593	939	715	549	890

Income (loss) before provision for (benefit from) income taxes	82,381	9,289	10,535	(22,737)	(6,114)
Provision for (benefit from) income taxes	21,852	4,125	5,113	(1,017)	—

Net income (loss)	$60,529	$5,164	$5,422	$(21,720)	$(6,114)

Earnings (loss) per common share
Basic	$2.06	$0.19	$0.19	$(0.77)	$(0.20)

Diluted	$1.77	$0.16	$0.18	$(0.77)	$(0.20)

Weighted-average shares outstanding:
Basic	29,385	27,482	27,424	28,338	30,946

Diluted	34,152	31,536	30,236	28,338	30,946

	As of July 31,

	2001	2002	2003	2004	2005

	(Amounts in thousands)
Consolidated Balance Sheet Data:
Working capital	$50,184	$58,841	$56,411	$58,105	$36,719
Total assets	107,016	101,229	125,870	110,823	102,632
Stockholders’ equity	86,037	87,952	93,017	74,106	70,061

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      We are a diversified independent energy marketer of electricity and natural gas to end user customers. We provide retail electricity and natural gas to residential, commercial, industrial and institutional customers in nine states. Our principal operating subsidiary, Commerce Energy, Inc., is licensed by the Federal Energy Regulatory Commission, or FERC, as a power marketer. In addition to the states in which we currently operate, we are also licensed to supply retail electricity in New York, Maryland, Ohio and licensed to supply retail electricity and natural gas in Virginia.
      We were founded in 1997 as a retail electricity marketer in California and have grown to serve electricity and natural gas customers in nineteen utility markets in nine states. Growth has occurred by a combination of organic means and acquisitions. In the past eighteen months we acquired Skipping Stone Inc., or Skipping Stone, an energy consulting company, and purchased from American Communications Network, Inc. and certain of its subsidiaries, which we refer to collectively as ACN, certain assets of ACN’s retail electric power and natural gas sales business.
      As of July 31, 2005, we delivered electricity to approximately 80,000 customers in California, Pennsylvania, Michigan, New Jersey and Texas; and natural gas to approximately 60,000 customers in California, Georgia, Maryland, New York, Ohio and Pennsylvania. The potential growth of this business depends upon a number of factors, including the degree of deregulation in each state, our ability to acquire new customers and retain existing customers and our ability to acquire energy for our customers at competitive prices and on favorable credit terms.
      The electricity and natural gas we sell to our customers is purchased from third party suppliers under short-term and long-term contracts. We do not own electricity generation facilities, natural gas producing properties or pipelines. The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. The local utilities also provide billing and collection services for many of our customers on our behalf. Additionally, to facilitate load shaping and demand balancing for our customers, we buy and sell surplus electricity and natural gas from and to other market participants when necessary. We utilize third party facilities for the storage of our natural gas.
Acquisitions
     ACN Energy Transaction
      On February 9, 2005, we entered into an Asset Purchase Agreement with American Communications Network, Inc., and certain of its subsidiaries, which we refer to as ACN. Under the Purchase Agreement, we acquired certain assets of ACN’s retail electric power and natural gas sales business, and assumed specified liabilities. We refer to this acquisition in this Annual Report as the ACN Energy Transaction and the assets acquired in the ACN Energy Transaction as the ACN Energy Assets. ACN sold retail electric power in Texas and Pennsylvania and retail natural gas in California, Ohio, Georgia, New York, Pennsylvania and Maryland. The assets of ACN included equipment, gas inventory associated with utility and pipeline storage and transportation agreements and electricity supply, scheduling and capacity contracts, software and other infrastructure plus approximately 80,000 residential and small commercial customers. The assets purchased and the operating results generated from the ACN Energy Transaction have been included in our statement of operations as of February 1, 2005, in accordance with the terms of the Purchase Agreement.
      In addition, we entered into a Sales Agency Agreement, pursuant to which we gained access to ACN’s network of independent sales representatives. Under the Sales Agency Agreement, we pay ACN a commission for customers acquired by their independent sales representatives and a per-customer acquisition fee for each customer acquired through the Sales Agency Agreement. Sales commissions are paid monthly in cash, while customer acquisition fees are paid by the issuance of our common stock to ACN, based on the fair market value of the common stock when a customer acquisition fee is due.
      The Sales Agency Agreement has an initial term of one year, and is subject to annual renewal unless terminated by either party upon at least 90 days prior written notice prior to the expiration of the initial term or any successive term. Should the parties extend the Sales Agency Agreement for successive annual or other mutually agreeable period(s) then, for such periods the customer acquisition fees will be paid by the issuance of additional shares of our common stock to ACN, based on the fair market value of the common stock when a customer acquisition fee is due. The number of shares of our common stock that can be issued to ACN under the Purchase Agreement and the Sales Agency Agreement (including any renewals thereof) is capped at 14.9% of the outstanding shares of common stock as of the closing date, or approximately 4,544,394 shares.
      The aggregate purchase price was $14.5 million in cash and 930,233 shares of the Company common stock, valued at $2.0 million. The purchase was accounted for under the purchase method of accounting and resulted in $6.2 million of goodwill and $2.5 million of intangibles, including the contingent equity and other intangible assets. In addition, as part of the initial purchase price, we were required to fund $2.5 million of collateralized letters of credit on the closing date to guarantee our performance to various third parties. The common stock payment is contingent upon meeting certain sales requirements during the year following the acquisition date, and has been placed in an escrow account. Based on sales results to date, it appears that virtually none of the contingent consideration will be earned and goodwill will be reduced by substantially all of the $2.0 million in February 2006.

Skipping Stone Inc.
      On April 1, 2004, we acquired Skipping Stone Inc. which provides energy-related consulting and technologies to utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and financial institutions. The aggregate purchase price for all of the outstanding Skipping Stone securities, which consisted of common stock and vested options, was $3.1 million and the assumption of $600,000 of debt, subject to limited restrictions and true-up provisions. The purchase price was paid through the issuance of shares of our common stock valued at $1.92 per share. For the fiscal years ended July 31, 2004 and 2005, Skipping Stone revenues (after elimination of inter-company transactions) accounted for less than 1% of total net revenue of Commerce.
Investments
      We have investments in two energy technology companies: Encorp Inc. (formerly known as Envenergy, Inc.), or Encorp, a developer of software and hardware for energy and facility management that enables energy usage and cost information to be gathered and disseminated for the benefit of its customers, and Power Efficiency Corporation, or PEC, a company which markets its own brand of induction motor efficiency products that enhances motor performance and reduces energy consumption. These two investments and our investment in Turbocor B.V., or Turbocor (which was sold in July 2005), a manufacturer of energy efficient compressors for commercial heating, air conditioning, and refrigeration application, were previously held by Summit Energy Ventures, LLC, or Summit, which we formed in July 2001. Effective May 1, 2004, our equity interest and contractual relationship with Summit were terminated and we acquired the direct ownership in the three portfolio companies previously held by Summit.
      In fiscal 2004, we consolidated Summit and its majority interest in PEC into our financial results. As a result of terminating our relationship with Summit, we no longer consolidate Summit and PEC in our current fiscal year financial results because we retained a 39.9% interest in PEC. As of July 31, 2005, our ownership interest had been reduced to 15% as a result of equity-linked financings by PEC in which we did not participate. We currently account for our investment in PEC under the equity method of accounting, however, because we have no investment basis in PEC, further losses are not being recognized in our consolidated financial statements.
      On July 29, 2005, we sold our ownership interest in Turbocor for $2.0 million. As of July 31, 2005, we continue to hold a 1.9% interest in Encorp.
Market and Regulatory
      We currently serve electricity and gas customers in nine states, operating within the jurisdictional territory of nineteen different local utilities. Among other things, tariff filings by local distribution companies, or LDCs, for changes in their allowed billing rate to their customers in the markets in which we operate, significantly impact the viability of our sales and marketing plans and our overall operating and financial results. Although regulatory requirements are determined at the individual state, and administered and monitored by the Public Utility Commission, or PUC, of each state, operating rules and rate filings for each utility are unique. Accordingly, we generally treat each utility distribution territory as a distinct market.

Electricity
      Currently, we actively market electricity in eleven LDC markets within the five states of California, Pennsylvania, Michigan, New Jersey and Texas.
      On April 1, 1998, we began supplying customers in California with electricity as an Electric Service Provider, or ESP. On September 20, 2001, the California Public Utility Commission, or CPUC, issued a ruling suspending the right of Direct Access, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, although permitting us to keep current direct access customers and to solicit direct access customers served by other ESPs, prohibits us from soliciting new non-direct access customers for an indefinite period of time.
      Currently, several important issues are under review by the CPUC, including a Resource Adequacy Requirement and a Renewable Portfolio Standard. Additional costs to serve customers in California are anticipated from these proceedings, however, the CPUC decisions will determine the distribution of costs across all load serving entities. We cannot currently estimate the impact that these issues and anticipated additional costs may have on our future financial results.
      There are no current rate cases or filings in the states of Pennsylvania, Michigan, New Jersey or Texas that are anticipated to impact our financial results.

Natural Gas
      Currently, we actively market natural gas in eight LDC markets within the six states of California, Georgia, Maryland, New York, Ohio and Pennsylvania. Due to recent and significant increases in the price of natural gas, a number of LDCs have filed or communicated expectations of filing for approval of rate increases to their customers. Although the impact of these filings cannot currently be estimated, they are not anticipated to adversely impact our financial results.
      We provide natural gas service to residential and small commercial customers in the Dominion East Ohio, or DEO, and the Columbia Gas of Ohio service areas. In December 2004, DEO notified the Public Utilities Commission of Ohio, or PUCO, of its desire to exit the commodity market. Its stated goal is to become a distribution-only company by the end of 2006. Nearly 60% of DEO’s customers currently participate in Customer Choice whereby they are already receiving the commodity portion of the service from a provider other than DEO. In April 2005, DEO filed with the PUCO to embark upon its plan. The ultimate outcome of this filing is unknown; however, it is not anticipated to adversely impact our financial results.
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

•	Accounting for Derivative Instruments and Hedging Activities — We purchase substantially all of our power and natural gas under forward physical delivery contracts for supply to our retail customers.

These forward physical delivery contracts are defined as commodity derivative contracts under Statement of Financial Accounting Standard, or SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Using the exemption available for qualifying contracts under SFAS No. 133, we apply the normal purchase and normal sale accounting treatment to a majority of our forward physical delivery contracts. Accordingly, we record revenue generated from customer sales as energy is delivered to our retail customers and the related energy cost under our forward physical delivery contracts is recorded as direct energy costs when received from our suppliers.

As a result of a sale on January 28, 2005 of two significant electricity forward physical delivery contracts (on a net cash settlement basis) back to the original supplier, the normal purchase and normal sale exemption is no longer available for our Pennsylvania market (PJM-ISO). Accordingly, we designate forward physical delivery contracts entered into for our Pennsylvania electricity market (PJM-ISO), and certain other forward fixed price purchases and financial derivatives as cash flow hedges, whereby mark to market accounting gains or losses are deferred and reported as a component of Other Comprehensive Income (Loss) until the time of physical delivery and the fair value of the contracts is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in Other Comprehensive Income (Loss) and subsequently reclassified as direct energy cost in our consolidated statement of operations as the power is delivered. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded currently in direct energy costs. We intend to continue to use financial derivative instruments (such as swaps, options and futures) as an effective way of assisting in managing our price risk in energy supply procurement. Additionally, we expect to utilize cash flow hedge accounting, where appropriate.

We also utilize other financial derivatives, primarily swaps, options and futures to hedge our commodity price risks. Certain derivative instruments, which are designated as economic hedges or as speculative, do not qualify for hedge accounting treatment and require current period mark to market accounting in accordance with SFAS No. 133, with fair market value being used to determine the related income or expense that is recorded each quarter in the statement of operations. As a result, the changes in fair value of derivatives that do not meet the requirements of normal purchase and normal sale accounting treatment or cash flow hedge accounting are recorded in operating income (loss) and as a current or long-term derivative asset or liability. The subsequent changes in the fair value of these contracts could result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy costs in our consolidated statement of operations for each period.

We determined that our documentation during fiscal 2005 was inadequate for the contracts that were designated for cash flow hedge accounting treatment pursuant to the provisions of SFAS No. 133, resulting in current period mark to market accounting for all of our electricity forward physical contracts and financial derivatives designated as cash flow hedges in fiscal 2005.

•	Utility and independent system operator — Included in direct energy costs, along with the cost of energy that we purchase, are scheduling costs, Independent System Operator, or ISO, fees, interstate pipeline costs and utility service charges. The actual charges and certain energy costs are not finalized until subsequent settlement processes are performed for all distribution system participants. Prior to the completion of settlements (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual information resulting in the need to adjust previously estimated costs.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Net revenue and unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the estimated sale amount for power delivered to a customer at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated based upon the amount of power delivered, but not yet billed, multiplied by the average sales price per unit to our customers.

•	Inventory — Inventory consist of natural gas in storage as required by state regulatory bodies and contracted obligations under customer choice programs. Inventory is stated at the lower of cost or market.

•	Legal matters — From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.
Results of Operations
      The following table summarizes the results of our operations for fiscal 2003, 2004 and 2005 (dollars in thousands):

	Fiscal Year Ended July 31,

	2003		2004		2005

	Dollars	% Revenue	Dollars	% Revenue	Dollars	% Revenue

Retail electricity sales	$153,430	93%	$205,028	97%	$188,316	74%
Natural gas sales	—	—	—	—	25,476	10%
Excess energy sales	6,496	4%	5,595	3%	40,061	16%
Green power credits	5,600	3%	—	—	—	—

Net revenue	165,526	100%	210,623	100%	253,853	100%
Direct energy costs	128,179	77%	191,180	91%	225,671	89%

Gross profit	37,347	23%	19,443	9%	28,182	11%
Selling and marketing expenses	4,240	3%	4,063	2%	3,774	1%
General and administrative expenses	18,492	11%	25,857	12%	31,811	13%
Reorganization and initial public listing expenses	—	—	3,393	2%	—	—

Income (loss) from operations	$14,615	9%	$(13,870)	(7)%	$(7,403)	(3)%

Fiscal Year Ended July 31, 2005 Compared to Fiscal Year Ended July 31, 2004
      Operating results for the year ended July 31, 2005 reflect a loss from operations of $7.4 million compared to a loss of $13.9 million for the year ended July 31, 2004. The principal reasons for the decrease in the loss from operations were a $8.7 million increase in gross profit and a $3.4 million reduction in reorganization and initial public listing expenses, partly offset by a $6.0 million increase in general and administrative expenses. Higher general and administrative expenses were due primarily to added overhead resulting from the addition of natural gas and electric customers in six new markets as a result of our acquisition of assets from subsidiaries of American Communications Network, Inc. (the “ACN Energy Transaction”) and higher severance cost related to former executive officers.
      Gross profit for fiscal 2005 increased to $28.2 million, a 45% increase compared to gross profit of $19.4 million in fiscal 2004. Higher gross profit reflects $7.3 million from the six months of contribution from the ACN Energy Assets and a second quarter gain of $7.2 million from repositioning of the customer portfolio and the sale of electricity supply contracts in Pennsylvania. These gains were partly reduced by lower gross profit on sales in our traditional electricity markets in California, Michigan and Pennsylvania.
      Our net loss for fiscal 2005 was $6.1 million, compared to a net loss of $21.7 million in fiscal 2004. In addition to the above reasons, in fiscal 2005 we recorded a gain of $2.0 million on the sale of our Turbocor investment compared to losses in 2004 of $7.1 million for impairment of investments previously held by Summit and $1.9 million for termination of our equity ownership in Summit.

Net revenue
      The following table summarizes net revenues for fiscal 2004 and 2005 (dollars in thousands):

	Fiscal Year Ended July 31,

	2004		2005

	Dollars	% Revenue	Dollars	% Revenue

Retail Electricity Sales:
California	$82,815	39%	$78,155	31%
Pennsylvania/New Jersey	85,456	41%	102,152	40%
Michigan	41,303	20%	36,754	15%
All Other States, principally Texas	1,049	—	11,316	4%

Total Retail Electricity Sales	210,623	100%	228,377	90%

Natural Gas Sales:
California	—	—	7,902	3%
Ohio	—	—	10,782	4%
Georgia	—	—	4,314	2%
All Other States	—	—	2,478	1%

Total Natural Gas Sales	—	—	25,476	10%

Net Revenue	$210,623	100%	$253,853	100%

      Net revenues for fiscal 2005 were $253.9 million, a 21% increase compared to net revenues of $210.6 million in fiscal 2004. The increase in net revenue was primarily attributable to the addition of the ACN Energy Assets and higher wholesale market prices for electricity. These net revenue increases were partly offset by the impact of lower sales volumes in the Company’s traditional electricity markets in California, Pennsylvania and Michigan.
      Retail electricity sales for fiscal 2005 were $228.4 million, an 8% increase from fiscal 2004. In fiscal 2005, we sold 2,631 million kWh, at an average retail price per kWh of $0.071, as compared to 2,977 million kWh sold at an average retail price per kWh of $0.068 in fiscal 2004. California sales were 819 million kWh at an average price per kWh of $0.078 in fiscal 2005, as compared to 993 million kWh sold at an average price per kWh of $0.077 in fiscal 2004. Pennsylvania and New Jersey sales were 1,137 million kWh at an average price per kWh of $0.067 in fiscal 2005, as compared to 1,275 million kWh at an average price of $0.066 in fiscal 2004. Sales in Michigan decreased to 603 million kWh at an average price per kWh of $0.061 in fiscal 2005, as compared to 709 million kWh at an average price per kWh of $0.058 in fiscal 2004. Sales volumes in Pennsylvania declined reflecting the return, beginning in April 2005, of certain residential and small commercial customers to the incumbent utility based upon competitive factors. Similarly, lower sales volumes in Michigan reflects the impact of regulatory changes causing nearly all of Michigan’s large industrial customers to return to the incumbent utility during the year. Sales in Texas, resulting from the acquisition of the ACN Energy Assets, were $9.4 million in fiscal 2005.
      We acquired our natural gas business in six markets in February 2005. In fiscal 2005, natural gas sales were $25.5 million. We sold approximately 2.5 million dekatherms, or DTH, in fiscal 2005 at an average price of $10.26 per DTH.
      Excess energy sales increased to $40.1 million in fiscal 2005 compared to $5.6 million in fiscal 2004 reflecting higher demand and supply balancing activities in our California and Pennsylvania markets resulting primarily from increased volatility in the market price of electricity. Additionally, excess energy sales include $9.3 million realized on the sale of Pennsylvania electricity supply contracts back to the original supplier.
      We had approximately 80,000 retail electricity customers at July 31, 2005, a decrease of 21% from 102,600 at July 31, 2004. This customer attrition in our retail electricity markets largely reflects the impact of increased sales prices to our customers resulting from higher wholesale electricity supply and transmission costs without corresponding price increases from incumbent utilities due to the lack of market responsive ratemaking and a lagging regulatory approval process. The majority of the decline in our retail electricity customers occurred in our Pennsylvania market whereby, beginning in April 2005, we returned approximately

21,000 residential and small commercial customers to the incumbent utility since we could no longer offer competitive service. Additionally, the decline in our customer base is partly attributed to our focus on increasing our commercial and industrial base. We also had approximately 60,000 natural gas customers at July 31, 2005.
     Direct energy costs
      Direct energy costs, which are recognized concurrently with related energy sales, include the commodity cost of natural gas and electricity, electricity transmission costs from the ISOs, transportation costs from LDCs and pipelines, other fees and costs incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer.
      Direct energy costs for fiscal 2005 totaled $204.8 million and $20.9 million for electricity and natural gas, respectively. Electricity cost increased 8% from fiscal 2004 due primarily to the addition of $11.1 million of supply cost for the electric customers acquired in the ACN Energy Transaction. Higher direct energy costs for electricity due to increases in average cost to $0.065 per kWh for fiscal 2005, as compared to $0.062 per kWh for fiscal 2004, were offset by lower kWh purchases in fiscal 2005 compared to fiscal 2004. Direct energy costs for natural gas for fiscal 2005 averaged $8.42 per DTH.
     Selling and marketing expenses
      Selling and marketing expenses were $3.8 million for fiscal 2005, a decrease of $0.3 million, from $4.1 million for fiscal 2004. Lower selling and marketing expenses for fiscal 2005 primarily resulted from reductions in the cost of our internal marketing efforts partly offset by the additional sales and marketing costs related to the ACN Energy Transaction.
     General and administrative expenses
      General and administrative expenses were $31.8 million for fiscal 2005, an increase of $5.9 million, from $25.9 million for fiscal 2004. The increase in fiscal 2005 reflects $5.3 million of added costs related to the acquired operations resulting from the acquisition of assets in the ACN Energy Transaction and $2.6 million in increased severance costs related to the settlement of the employment contracts of the former executive officers. These higher costs were partly offset by a decrease of $2.0 million in costs related to our ownership of Summit and investment in PEC.
     Reorganization and initial public listing expenses
      We incurred costs of $3.4 million in fiscal 2004 related to our reorganization into a Delaware holding company structure and the initial public listing of our common stock on the American Stock Exchange. We incurred no such expenses in fiscal 2005.
     Recovery of (provision for) impairment on investments
      In fiscal 2004, we recorded a provision of $7.1 million for impairment on investments previously held by Summit. Such provision included $4.1 million related to our remaining investment in Turbocor and resulted in no investment basis in Turbocor as July 31, 2004. In July 2005, we sold our nominal stock holdings in its entirety for $2.0 million in cash.
     Initial formation litigation expenses
      In fiscal 2005, we incurred $1.6 million of initial formation litigation costs related to Commonwealth Energy Corporation’s formation, the same amount as fiscal year 2004. Initial formation litigation expenses include legal and litigation costs associated with the initial capital raising.

Loss on termination of Summit
      In fiscal 2004, we recorded a loss on the termination of our interest in Summit of $1.9 million. The loss included contractually owed management fees and transaction costs of $1.6 million and a reduction of our ownership interest from 75.9% to 39.9% in PEC to reflect settlement and the termination of our interest in Summit. We incurred no such expenses in fiscal 2005.

Minority interest share of loss
      Minority interest share of loss represents that portion of PEC’s post-consolidation losses that were allocated to the non-Summit investors based on their aggregate minority ownership interest in PEC. For fiscal 2004, the minority interest share of loss was $1.2 million. We incurred no such losses in fiscal 2005.

Interest income, net
      Our interest income, net was $0.9 million for fiscal 2005, an increase of $0.3 million from $0.6 million in fiscal 2004. The increase in interest income was primarily due to higher market yields realized on short-term investments.

Income before Provisions for Income Taxes
      The loss before provision for income taxes was $6.1 million for fiscal 2005, a decrease of $16.6 million, compared to a loss of $22.7 million for fiscal 2004.
      The Company currently has no provision for income taxes for fiscal 2005 compared to a benefit from income taxes of $1.0 million for fiscal 2004. Our effective income tax rate was 0.0% for fiscal 2005, compared to an effective income tax benefit rate of 4.5% for fiscal 2004. The fiscal 2005 decrease in our effective income tax rate was attributable to an increase in the valuation allowance.

Year Ended July 31, 2004 Compared to Year Ended July 31, 2003
      Net revenue for fiscal 2004 was $210.6 million, an increase of $45.1 million, or 27%, from $165.5 million in fiscal 2003. Gross profit of $19.4 million for fiscal 2004 declined $17.9 million, or 48%, from $37.3 million in fiscal 2003.
      Our operating results for the year ended July 31, 2004 included a loss from operations of $13.9 million compared to income from operations of $14.6 million for the year ended July 31, 2003. The operating loss in fiscal 2004 was primarily due to the higher cost of electricity per kWh. The higher cost of electricity per kWh was primarily caused by the substantial increase in natural gas prices, which is a significant influencing factor on electricity prices in the wholesale markets nationally. The higher costs related to serving our customers led to some customer attrition in California and Pennsylvania in the latter part of the fiscal year. Also, in California, demand was less than forecast and as a result, we sold our excess energy at lower prices then we paid, reducing gross margins.
      Net loss for fiscal 2004 was $21.7 million compared to net income of $5.4 million in fiscal 2003. In addition, to the above reasons, in fiscal 2004, we recorded a provision for impairment on investments of $7.1 million for investments previously held by Summit and, subsequently, a loss of $1.9 million on the termination of the Summit venture.

Net revenue
      The increase of $45.1 million in net revenue for fiscal 2004, compared to the fiscal 2003, resulted primarily from increased energy sales of $28.6 million in Pennsylvania and New Jersey, and $25.4 million in Michigan. These increases were due to increasing the customer sales base in these markets in fiscal 2004 and were partly offset by a decrease of $9.9 million in energy sales in California, primarily due to a decline in the price per kWh in fiscal 2004 and the absence of green power credits in fiscal 2004. Sales in Pennsylvania and New Jersey increased to 1,275 million kWh at an average price per kWh of $0.066 in the fiscal 2004, as compared to 856 million kWh at an average price per kWh of $0.062 in the fiscal 2003 reflecting the acquisition towards the end of fiscal 2003 of commercial customers with higher average rates and a reduced number of residential customers in fiscal 2004. Sales in Michigan increased to 709 million kWh at an average price per kWh of $0.058 in fiscal 2004, as compared to 278 million kWh at an average price per kWh of $0.057 in fiscal 2003 reflecting increased customer acquisition efforts by our sales operations. California sales were 993 million kWh at an average price per kWh of $0.077 in fiscal 2004, as compared to 1,076 million kWh sold at an average price per kWh of $0.079 in fiscal 2003.
      The $5.6 million green power credits in fiscal 2003 represents the recovery from the reinstatement by the State of California Public Purpose Program to provide incentives to suppliers of renewable power to reduce the cost of such power to certain customers. This green power credit program was discontinued for periods after March 2003.
      We had approximately 102,000 retail customers at July 31, 2004, a 14% decrease from 118,000 at July 31, 2003. Customer attrition was 11% and 21% in California and Pennsylvania, respectively, reflecting focus on increasing commercial and industrial customer base, which have higher average electricity usage and generally higher rates, while reducing the number of residential customers. The decline in customer base also is partially attributed to increased energy costs to serve our customers.

Direct energy costs
      Our direct energy costs increased to $191.2 million for fiscal 2004, an increase of $63.0 million, or 49%, from $128.2 million for fiscal 2003. The significant increase in direct energy costs per retail kWh delivered occurred in all states, primarily due to the increase of natural gas costs which is a significant factor influencing electricity costs in our markets. The increase in our customer base was also a contributing factor to the absolute increase in direct energy costs. In Pennsylvania and New Jersey, the average cost per kWh was $0.064 for the fiscal year ended July 31, 2004, as compared to an average cost per kWh of $0.062 for fiscal 2003. In Michigan, the average cost per kWh was $0.051 for the fiscal year ended July 31, 2004, as compared to an average cost per kWh of $0.049 for fiscal 2003. In California, the average cost per kWh was $0.067 for fiscal 2004, as compared to an average cost per kWh of $0.051 for fiscal 2003.

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

General and administrative expenses
      Our general and administrative expenses were $25.9 million for fiscal 2004, an increase of $7.4 million, or 40%, from $18.5 million for fiscal 2003. The increase in fiscal 2004 was primarily due from the consolidation of PEC of $2.1 million through the third quarter of fiscal 2004; severance payments totaling $1.9 million related to the settlement of the employment agreements with two former executive officers; stock based compensation expense of $0.6 million for fully vested options that were granted in fiscal 2004 with an exercise price below fair market value on the grant date; relocation expenses of $0.5 million for our new executive officers; additional bad debt expense of $0.7 million and insurance costs of $0.6 million.

Reorganization and initial public listing expenses
      We incurred $3.4 million in fiscal 2004 of costs related to our reorganization into a Delaware holding company structure and the initial public listing of our common stock on the American Stock Exchange. Management believes it is appropriate to classify these costs as separately identified operating expenses. These general and administrative expenses incurred in connection with the reorganization included legal of $1.5 million, insurance of $0.9 million, consulting of $0.5 million, printing and reproduction fees of $0.4 million and accounting and auditing of $0.1 million.

Initial formation litigation expenses
      In fiscal 2004, we incurred $1.6 million of initial formation litigation costs related to our formation compared to $4.4 million of such costs incurred during fiscal 2003. Initial formation litigation expenses include legal and litigation costs associated with the initial capital raising efforts by former employees and the legal complications arising from those matters. The fiscal 2003 expense includes $2.2 million which was accrued in connection with a lawsuit filed by several former employees, who were employed during 1998 and 1999, exclusively to raise capital for us from outside investors. In fiscal 2004, we settled this litigation and the settlement resulted in a reduction of the accrual of $0.5 million after final settlement payments were made to the plaintiffs.

Provision for impairment on investments
      In fiscal 2004, we recorded a provision for impairment of $7.1 million on investments previously held by Summit to reflect our percentage ownership in the net equity reflected in the financial statements of each investment entity. The impairments reflected continuing operating losses, liquidity and future funding uncertainties on all three investments. For Encorp, we recorded a $1.9 million provision for impairment with a remaining investment basis of $0.1 million in our consolidated financial statements. For Turbocor, we recorded a $4.1 million provision for impairment with no remaining investment basis in our consolidated financial statements. For PEC, we recorded a $1.1 million provision for impairment with no remaining investment basis after the provision for termination below to reflect our reduced investment ownership percentage in PEC shares.

Loss on termination of our interest in Summit
      In fiscal 2004, we recorded a loss on the termination of our interest in Summit of $1.9 million. The loss included contractually owed management fees and transaction costs of $1.6 million and a reduction of our ownership interest from 75.9% to 39.9% in PEC to reflect settlement and the termination of our interest in Summit. See Note 9 of Notes to consolidated financial statements.

Loss on equity investments
      In fiscal 2003, we incurred a $0.6 million aggregate loss on equity investments which reflected our proportionate recognition of losses under the equity method of accounting relating to PEC and, to a lesser extent, Turbocor. By the end of fiscal 2003, Summit acquired a majority ownership position in PEC, thereby causing consolidation of PEC into our consolidated financial statements for the fiscal year ended July 31, 2003. The consolidation continued through April 30, 2004, when the termination agreement with Summit reduced our ownership percentage to 39.9%. By the end of our fiscal year ended July 31, 2003, Summit’s ownership interest in Turbocor had been reduced to a level at which we no longer exercised significant influence. As a result, commencing in fiscal 2004, we accounted for Turbocor under the cost method of accounting.

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
Liquidity and Capital Resources
      As of July 31, 2005, cash and cash equivalents decreased to $33.3 million compared with $54.1 million at July 31, 2004. This decrease of $20.8 million was partly offset by increases of $10.1 million at July 31, 2005 in restricted cash, cash equivalents and deposits. Restricted cash and cash equivalents at July 31, 2005 was $8.2 million, compared to $4.0 million at July 31, 2004, while cash deposits totaled $11.3 million at July 31,

2005, compared to $5.4 million at July 31, 2004. These changes reflect the impact of cash used in the ACN Energy Transaction and increased energy supplier credit requirements.
      Our principal sources of liquidity to fund ongoing operations were cash provided by operations and existing cash and cash equivalents. Cash used in operating activities for fiscal 2005 was $3.6 million, compared to cash provided by operations of $0.3 million in the prior year. For fiscal 2005, cash usage was caused primarily by decreases in accounts payable of $5.0 million.
      Cash used in investing activities was $15.3 million in fiscal 2005, as compared to $1.1 million in fiscal 2004. Cash used in investments was primarily for the purchase of assets in the ACN Energy Transaction in fiscal 2005.
      Cash used in financing activities during fiscal 2005 was $1.9 million, as compared to cash provided by financing activities of $14.0 million during fiscal 2004. In fiscal 2005, restricted cash and cash equivalents increased by $4.2 million which was primarily due to increased energy supplier credit requirements in New Jersey and Pennsylvania.
      We do not have open lines of credit for direct unsecured borrowings or letters of credit. Credit terms from our suppliers often require us to post collateral against our energy purchases and against our mark to market exposure with certain of our suppliers. We currently finance these collateral obligations with our available cash. As of July 31, 2005, we had $8.2 million in restricted cash and cash equivalents to secure letters of credit required by our suppliers and $11.3 million in deposits pledged as collateral to our energy suppliers in connection with energy purchase agreements.
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

Planned capital expenditures
      Our planned capital expenditures for the fiscal 2006 are approximately $2.5 million and are largely comprised of information system upgrades. These expenditures are expected to be pro rata throughout the year and funded out of working capital.

Off-Balance sheet arrangements
      We have no off-balance sheet arrangements and have no transactions involving unconsolidated, limited purpose entities.

Contractual obligations
      As of July 31, 2005, we have commitments of $63.3 million for electricity purchase contracts in the normal course of business. These contracts are with various suppliers and extend through December 2006. In addition, at July 31, 2005, we have commitments of $1.1 million for natural gas purchase contracts, which are primarily transportation and capacity contracts, through October 2006.
      Our most significant operating lease pertains to our corporate office facilities. All of our other operating leases pertain to various equipment and technology. Certain of these operating leases are non-cancelable and contain clauses that pass through increases in building operating expenses. We incurred aggregate rent expense under operating leases of $0.74 million, $0.93 million and $1.2 million during fiscal 2003, 2004 and 2005, respectively.

      The following table shows our contractual commitments as of July 31, 2005 (dollars in thousands):

		Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Electricity & Gas purchase contracts	$64,437	$51,870	$12,567	$—	$—
Operating leases	2,849	983	1,866	—	—

Total	$67,286	$52,853	$14,433	$—	$—

Seasonal Influences
      Demand for electricity and natural gas are continually influenced by both seasonal and abnormal weather patterns. To the extent that one or more of our markets experiences a period of unexpected weather, we may be required to either attempt to procure additional energy to service our customers or to sell surplus energy in the open market.
Factors That May Affect Future Results

If competitive restructuring of the retail energy market is delayed or does not result in viable competitive market rules, our business will be adversely affected.
      The Federal Energy Regulatory Commission, or FERC, has maintained a strong commitment to the deregulation of wholesale electricity markets. The new provisions of EPA 2005 should serve to further enhance the reliability of the electric transmission grid which our electric marketing operations depend on for delivery of power to our customers. This movement at the federal level has in part helped spur deregulation measures in the states at the retail level. Twenty-three states and the District of Columbia have either enacted enabling legislation or issued a regulatory order to implement retail access. In 18 of these states, retail access is either currently available to some or all customers, or will soon be available. However, in many of these markets the market rules adopted have not resulted in energy service providers being able to compete successfully with the local utilities and customer switching rates have been low. Our business model depends on other favorable markets opening under viable competitive rules in a timely manner. In any particular market, there are a number of rules that will ultimately determine the attractiveness of any market. Markets that we enter may have both favorable and unfavorable rules. If the trend towards competitive restructuring of retail energy markets does not continue or is delayed or reversed, our business prospects and financial condition could be materially adversely impaired.
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
      Other aspects of EPA 2005, such as the repeal of PUHCA 1935 and replacing it with PUHCA 2005, also may impact our business to the extent FERC does not continue the SEC’s precedent of not regulating electric and gas marketers under PUHCA. A rulemaking implementing PUHCA 2005 is currently pending before FERC. If marketers and their parent companies and affiliates are to be regulated under PUHCA 2005, FERC may have access to their books and records and has oversight of their affiliate transactions. Various parties participating in FERC rulemaking have urged FERC not to so regulate marketers and other entities that do not own or operate gas or electric facilities.
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
      We intend to increase our operating expenses to develop and expand our business, including brand development, marketing and other promotional activities and the continued development of our billing, customer care and power procurement infrastructure. Our ability to operate profitably will depend on, among other things:

•	our ability to attract and to retain a critical mass of customers at a reasonable cost;

•	our ability to continue to develop and maintain internal corporate organization and systems;

•	the continued competitive restructuring of retail energy markets with viable competitive market rules;

•	our ability to effectively manage our energy procurement and shaping requirements, and to sell our energy at a sufficient profit margin; and

•	our ability to obtain and retain necessary credit necessary to support future growth and profitability.

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

We depend upon internally developed, and, in the future will rely on vendor-developed, systems and processes to provide several critical functions for our business, and the loss of these functions could materially adversely impact our business.
      We have developed our own systems and processes to operate our back-office functions, including customer enrollment, metering, forecasting, settlement and billing. We are currently in the process of replacing a number of our internally developed legacy software systems with vendor-developed systems. Problems that arise with the performance of such back-office functions could result in increased expenditures, delays in the launch of our commercial operations into new markets, or unfavorable customer experiences that could materially adversely affect our business strategy. Any interruption of these services could also be disruptive to our business. As we transition from our own systems to new vendor-developed systems, we may incur duplicative expenses for a period of time and we may experience installation and integration issues with the new systems or delays in the implementation of the new systems. If we experience some or all of these new system implementation risks, we may not be able to establish a sufficient operating history for Sarbanes-Oxley 404 Attestation requirements, which we expect we must meet by no later than fiscal year ending July 31, 2007.

Substantial fluctuations in electricity and natural gas prices or the cost of transmitting and distributing electricity and natural gas could have a material adverse affect on us.
      To provide electricity and natural gas to our customers, we must, from time to time, purchase the energy commodity in the short-term or spot wholesale energy markets, which can be highly volatile. In particular, the wholesale electricity market can experience large price fluctuations during peak load periods. Furthermore, to the extent that we enter into contracts with customers that require us to provide electricity and natural gas at a fixed price over an extended period of time, and to the extent that we have not purchased the commodity to cover those commitments, we may incur losses caused by rising wholesale prices. Periods of rising prices may reduce our ability to compete with local utilities because their regulated rates may not immediately increase to reflect these increased costs. Energy Service Providers like us take on the risk of purchasing power for an uncertain load and if the load does not materialize as forecast, it leaves us in a long position that would be resold into the wholesale electricity and natural gas market. Sales of this surplus electricity could be at prices below our cost. Long positions of natural gas must be stored in inventory and are subject to the lower of cost or market valuations that can produce unrealized losses. Conversely, if unanticipated load appears that may result in an insufficient supply of electricity or natural gas, we would need to purchase the additional supply. These purchases could be at prices that are higher than our sales price to our customers. Either situation could create losses for us if we are exposed to the price volatility of the wholesale spot markets. Any of these contingencies could substantially increase our costs of operation. Such factors could have a material adverse effect on our financial condition.
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
      As of July 31, 2005, we believe that we have adequate cash and liquidity and supplier lines of credit to sustain our business operations in the near term. To expand our business in the future, we will likely pursue external financing from banks, other financial institutions and commodity suppliers. In connection with financing arrangements, we may choose to pledge our accounts receivable and commodity inventory or commodity contracts as collateral to support the extension of credit. Additionally, we have issued and will continue to issue parent company guarantees of subsidiary obligations for commercial credit in connection with the arrangements for unsecured credit from commodity suppliers.

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
      We continue to monitor the credit quality of our energy suppliers to attempt to reduce the impact of any potential counterparty default. As of July 31, 2005, the majority of our counterparties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time with no advance warning. A deterioration in the credit quality of our energy suppliers could have an adverse impact on our sources of electricity purchases.

We are required to rely on utilities with whom we compete to perform some functions for our customers.
      Under the regulatory structures adopted in most jurisdictions, we are required to enter into agreements with local utilities for use of the local distribution systems, and for the creation and operation of functional interfaces necessary for us to serve our customers. Any delay in these negotiations or our inability to enter into reasonable agreements with those utilities could delay or negatively impact our ability to serve customers in those jurisdictions. This could have a material negative impact on our business, results of operations and financial condition.
      We are dependent on local utilities for maintenance of the infrastructure through which electricity and natural gas is delivered to our customers. We are limited in our ability to control the level of service the utilities provide to our customers. Any infrastructure failure that interrupts or impairs delivery of electricity or natural gas to our customers could have a negative effect on the satisfaction of our customers with our service, which could have a material adverse effect on our business. Regulations in many markets require that the services of reading our customers’ energy meters and the billing and collection process be retained by the local utility. The local utility’s systems and procedures may limit or slow down our ability to add customers.

We are required to rely on utilities with whom we compete to provide us accurate and timely data.
      In some states, we are required to rely on the local utility to provide us with our customers’ energy usage data and to pay us for our customers’ usage based on what the local utility collects from our customers. We may be limited in our ability or unable to confirm the accuracy of the information provided by the local utility. In addition, we are unable to control when we receive customer payments from the local utility. If we do not receive payments from the local utility on a timely basis, our working capital may be impaired. In the event we do not receive timely or accurate usage data, our ability to generate timely and accurate bills to our customers will be adversely affected which, in turn, will impact the ability of our customers to pay bills in a timely manner.

We are subject to federal and state regulations in our electricity and natural gas marketing business and the rules and regulations of regional Independent System Operators, or ISOs, in our electricity business.
      The rules under which we operate are imposed upon us by federal and state regulators, the regional ISOs and interstate pipelines. The rules are subject to change, challenge and revision, including revision after the fact.
      In California, the FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California Energy Crisis of 2000 and 2001, and to recalculate what market clearing prices should have or might have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants, we cannot predict whether the results would be favorable or unfavorable for us nor can we predict the amount of such adjustments. The payment or receipt of adjustments, if any, will likely be conducted between FERC, the California ISO and our contracted scheduling coordinator for the period in question, Automated Power Exchange, or APX. APX served as the direct interface with the now defunct California Power Exchange for the sale and purchase of some volumes of power by the Company during 2000 and 2001.
      In Pennsylvania, beginning in December 2004, the ISO established a Seams Elimination Charge Adjustment, or SECA, to compensate transmission owners for the change in the Regional Through and Out Rates, or RTOR, which eliminated some transmission charges and revenues from the ISO system operations. The impact on us, if any, is uncertain at this time. Compensatory payments to transmission owners are likely, but the recovery mechanism from customers, utilities or other load serving entities, such as us, is uncertain. We can not predict the amount of these adjustments, if any, that it might be charged at this time.

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

      Volatility in market prices for electricity and natural gas results from multiple factors, including:

•	weather conditions, including hydrological conditions such as precipitation, snow pack and stream flow;

•	seasonality;

•	unexpected changes in customer usage;

•	transmission or transportation constraints or inefficiencies;

•	planned and unplanned plant or transmission line outages;

•	demand for electricity;

•	natural gas, crude oil and refined products, and coal supply availability to generators from whom we purchase electricity; natural disasters, wars, embargoes and other catastrophic events; and

•	federal, state and foreign energy and environmental regulation and legislation.

We may experience difficulty in successfully integrating and managing acquired businesses and in realizing anticipated economic, operational and other benefits in a timely manner
      We recently completed an acquisition of assets in connection with the ACN Energy Transaction. The ultimate success of this acquisition will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the assets and the relationships acquired in the ACN Energy Transaction into our existing businesses.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as of July 31, 2006 or July 31, 2007, as applicable, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement may first apply to our Annual Report on Form 10-K for the fiscal year ending July 31, 2006 if the aggregate market value of the voting and non-voting common equity held by non-affiliates is $75 million or more as of the last business day of January 2006. If not, such requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending July 31, 2007. How companies should be implementing these new requirements, including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors will apply these new requirements and test companies’ internal controls, are subject to uncertainty. Although we are diligently and vigorously reviewing our internal controls over financial reporting in order to ensure compliance with the new Section 404 requirements, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.
      We have initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting through the period ended July 31, 2005. We anticipate that improvements will continue to be made.
Recent Accounting Standards
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R is effective for our first quarter of fiscal 2006.
      We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We expect that the adoption of SFAS No. 123R will result in an expense for fiscal 2006 of approximately $200,000 for options issued as of July 31, 2005. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in Note 2 to the consolidated financial statements. The amount of stock-based compensation expense to be incurred in future periods was reduced by our acceleration of 1,300,001 unvested and “out-of-the-money” stock options in fiscal 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      Our activities expose us to a variety of market risks principally from the change in and volatility of commodity prices. We have established risk management policies and procedures designed to manage these risks with a strong focus on the retail nature of our business and to reduce the potentially adverse effects these risks may have on our operating results. Our Board of Directors and the Audit Committee of the Board oversee the risk management program, including the approval of risk management policies and procedures. This program is predicated on a strong risk management focus combined with the establishment of an effective system of internal controls. We have a Risk Oversight Committee, or ROC, that is responsible for establishing risk management policies, reviewing procedures for the identification, assessment, measurement and management of risks, and the monitoring and reporting of risk exposures. The ROC is comprised of all key members of senior management and is chaired by the Vice President of Risk Management.
Commodity Risk Management
      Commodity price and volume risk arise from the potential for changes in the price of, and transportation costs for, electricity and natural gas, the volatility of commodity prices, and usage fluctuations due to changes in weather and/ or customer usage patterns. A number of factors associated with the structure and operation of the energy markets significantly influence the level and volatility of prices for energy commodities and related derivative products. These factors include seasonal daily and hourly changes in demand, extreme peak demands due to weather conditions, available supply resources, transportation availability and reliability within and between geographic regions, procedures used to maintain the integrity of the physical electricity system during extreme conditions, and changes in the nature and extent of federal and state regulations. These factors can affect energy commodity and derivative prices in different ways and to different degrees.
      Supplying electricity and natural gas to our retail customers requires us to match the projected demand of our customers with contractual purchase commitments from our suppliers at fixed or indexed prices. We primarily use forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity and natural gas purchases, effectively fixing the future purchase price of electricity or natural gas for the applicable forecasted usage and protecting the Company from significant price volatility. Derivative instruments measured at fair market value are recorded on the balance sheet as an asset or liability. Changes in fair market value are recognized currently in earnings if specific hedge accounting criteria are met. With most electricity and natural gas customers, we have the ability to change prices with short notice; and, therefore, the impact on gross profits from increases in energy prices is not material for these customers. However, sharp and sustained price increases could result in customer attrition without corresponding price increases by local utilities and other competitors. Approximately 2% of the Company’s electricity customers are subject to multi-month fixed priced unhedged contracts and, accordingly a $10 per megawatt hour increase in the cost of purchased power could result in an estimated $300,000 decrease in gross profit for fiscal 2006. A similar relative increase in the price of natural gas would have no impact on gross profit for fiscal 2006 as the Company does not have any significant unhedged fixed price term obligations in natural gas.
      While some of the contracts we use to manage risk represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using other pricing sources and modeling techniques to determine expected future market prices, contract quantities, or both. We use our best estimates to determine the fair value of commodity and derivative contracts we hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. We do not engage in trading activities in the wholesale energy market other than to manage our direct energy cost in an attempt to improve the profit margin associated with the requirements of our retail customers.
Credit Risk
      The Company’s primary credit risks are exposure to our retail customers counterparty credit risk based on the credit terms extended to the Company. Given the high credit quality of the majority of the Company’s energy suppliers, credit risk resulting from failure of our suppliers to deliver or perform on their contracted energy commitments is not considered significant.

      Retail credit risk results from potential customer default on their contractual obligations. Retail credit risk is managed through established credit policies which actively requires screening of customer credit prior to contracting with a customer, potentially requiring deposits from customers and actively discontinuing business with customers that do not pay as contractually obligated. Retail credit quality is dependent on the economy and the ability of our customers to manage through unfavorable economic cycles and other market changes. If the business environment were to be negatively affected by changes in economic or other market conditions, our retail credit risk may be adversely impacted.
      Counterparty credit risks result primarily from credit extended to us for our purchases of energy from our suppliers. Favorable credit terms from our suppliers make it easier to procure wholesale energy to service our customers; however, adverse market conditions or poor financial performance by us may result in a reduction or elimination of available unsecured counterparty credit lines. Additionally, we have significant amounts of energy commitments to our contracted term customers that we have hedged forward, often for several months. A significant decrease in energy prices could adversely impact our cash collateral requirements.
Interest Rate Risk
      Since we had no short or long-term debt outstanding at July 31, 2005, our only exposure to interest rate risks is limited to our investment of excess cash balances in interest-bearing instruments. We generally invest cash equivalents in short-term credit instruments consisting primarily of high credit quality, short-term money market funds and insured, remarketable government agency securities with interest rate reset maturities of 90 days or less. We do not expect any material loss from our investments and we believe that our potential interest rate exposure is not material. As our practice has been, and currently continues to be, to only invest in high-quality debt instruments with maturities or remarketing dates of 90 days or less, we currently are not materially susceptible to interest rate risks.

Item 8.	Financial Statements and Supplementary Data.
      The financial statement information, including the report of independent auditors, required by this Item 8 is set forth on pages F-1 to F-32 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth on pages F-31 and F-32 (Note 17 to the Notes to Consolidated Financial Statements) of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures
      (a) Restatement of the Quarterly Periods in Fiscal 2005
      In connection with the preparation of our consolidated financial statements for the fiscal year ended July 31, 2005, we determined that certain electricity forward physical contracts and financial derivatives designated as cash flow hedges lacked adequate documentation of our method of measurement and testing of hedge effectiveness to meet the cash flow hedge requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Additionally, we determined that a forward physical contract and several financial derivative contracts had been inappropriately accounted for as normal purchase and normal sale contracts and thereby erroneously accounted for as exempt from hedge accounting under SFAS No. 133.
      Without adequate documentation, the Company was not eligible to apply cash flow hedge accounting during fiscal 2005. Additionally, the derivative contracts that had been inappropriately accounted for as exempt from hedge accounting must be marked to market. Mark to market gains or losses on these derivatives are required to be reflected in the statement of operations for each period rather than deferred as a component of other comprehensive income (loss) until physical delivery.
      As a result, management determined that the failure to properly document and account for certain of its electricity forward physical contracts and financial derivatives in accordance with the requirements of SFAS No. 133 represented a material weakness in our internal control over financial reporting.

      On October 25, 2005, management recommended to the Audit Committee of our Board of Directors that previously reported financial results for each of the quarterly periods ended October 31, 2004, January 31, 2005 and April 30, 2005, be restated to reflect proper accounting treatment for these forward physical contracts and financial derivatives in accordance with SFAS No. 133 and that the quarterly financial statements for the periods ended October 31, 2004, January 31, 2005 and April 30, 2005 should no longer be relied upon. The Audit Committee agreed with management’s assessment and recommendation and on October 26, 2005 recommended the same action to the Board of Directors which on the same day determined that previously reported quarterly results for fiscal 2005 should be restated to reflect the appropriate accounting for these derivatives. As a result, we are restating our quarterly results for each of the first three quarters in the fiscal year ended July 31, 2005.

(b)	Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report (July 31, 2005). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Solely as a result of the material weakness described above, they have concluded that our disclosure controls and procedures were not effective as of July 31, 2005.

(c)	Remediation of Material Weakness in Internal Control
      We have taken the following corrective actions which we believe will remediate the material weakness in our internal control over financial reporting with respect to the application of SFAS No. 133 for our energy supply activities. The remedial actions included the institution of (a) improved training, education and accounting policies and procedures designed to ensure that all relevant personnel involved in the our utilization of derivative transactions understand and apply cash flow hedge accounting in compliance with SFAS No. 133 and (b) additional senior management oversight procedures designed to ensure such compliance. We expect that this process of remediation will be completed by the end of the first quarter of fiscal 2006.

(d)	Changes in Internal Control over Financial Reporting
      There were no material changes in our internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the change to our internal controls and procedures designed to address the deficiency referenced above, the implementation of which commenced during the first quarter of fiscal 2006, has materially affected our internal control over financial reporting.
Item 9B.     Other Information.
      On May 31, 2005, we entered into an at-will employment letter agreement with Thomas L. Ulry, our Senior Vice President of Operations. A summary of the letter agreement is set forth in Item 11, Executive Compensation, under the caption “Employment Agreements,” and is hereby incorporated by reference herein. On October 28, 2005, we received a letter from Mr. Ulry confirming his understanding that the May 31, 2005 employment letter agreement superceded the prior employment letter agreement dated February 28, 2005.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
Information About Our Directors
      The Company’s Certificate of Incorporation and Bylaws provide for a “classified” Board of Directors. The number of authorized directors is currently seven. Currently, there are two Class I directors, whose terms expire at the annual meeting of stockholders to be held after the completion of fiscal 2007; three Class II directors, whose terms expires at the Company’s upcoming annual meeting of stockholders to be held after the completion of fiscal 2005; and two Class III directors, whose terms expire at the annual meeting of stockholders to be held after the completion of fiscal 2006. The following table sets forth information regarding our directors, including their age as of October 14, 2005, and business experience during the past five years. Each of our directors has served continuously as one of our directors since the date indicated in the biography below.

Name and Position	Age	Principal Occupation and Other Information

Class I Directors
Steven S. Boss	59	Mr. Boss was appointed to the Board of Directors in July 2005 and Chief Executive Officer of Commerce Energy Group, Inc. in August 2005. Since August 2004, Mr. Boss also served as a director and President of Commerce Energy, Inc., a director and Chief Executive Officer of Skipping Stone Inc. and Utilihost, Inc. From 2003 to August 2005, Mr. Boss was an attorney in private practice specializing in the representation of energy companies and commercial energy users. From 2000 to 2003, Mr. Boss served as president of Energy Buyers Network, LLC, an energy consulting firm that provided regulatory representation and structured direct access energy transactions for commercial energy users. From 1999 to 2000, he served as president of both Sierra Pacific Energy Company and Nevada Power Services, non-regulated energy services operating subsidiaries of Sierra Pacific Resources. Prior to that, Mr. Boss served in various legal and senior management positions in a number of energy companies and practiced law in private practice. From 1984 to 1992, Mr. Boss served as president and chief executive officer of Sunrise Energy Services, Inc., an independent natural gas marketing company with shares listed on the American and London Stock Exchanges. Mr. Boss received a Bachelor of Science in Aerospace Engineering from the University of Texas and a Juris Doctor from the University of Southern California. He has been a member of the State Bar of California since 1974.

Name and Position	Age	Principal Occupation and Other Information

Gary J. Hessenauer	51	Mr. Hessenauer has served as a director of Commerce Energy Group, Inc. since August 29, 2005. Mr. Hessenauer is a member of the compensation Committee and serves as the Chair of the Strategic Opportunities Committee of the Board. Since 2003, Mr. Hessenauer has been an investor and advisor to early stage companies. From 2002 to 2003, Mr. Hessenauer served as President and Chief Executive Officer of Sixth Dimension, an energy technology company that developed solutions for real-time monitoring and control of dispersed energy assets. From 2000 to 2001, he served as Senior Vice President of Sempra Energy Solutions, a retail energy services provider that also provided non-regulated energy marketing and trading services. Sempra Energy Solutions was a subsidiary of Sempra Energy, a large distributor of natural gas and electricity that is listed on the New York Stock Exchange. Prior to that, he served in management positions with a number of public and private companies. These positions included Vice President, Marketing and Sales for the retail energy services subsidiary of Edison International from 1996 to 1997 and Corporate Area General Manager of multiple business unit development operations for the General Electric Company from 1988 to 1994 and Regional Sales Manager for General Electric Company’s Electrical Distribution and Control business unit from 1984 to 1987. Mr. Hessenauer holds a B.S. Degree in Mechanical Engineering from the United States Naval Academy and completed Stanford University’s executive business program.

Name and Position	Age	Principal Occupation and Other Information

Class II Directors

Mark S. Juergensen	45	Mr. Juergensen has served as a director of Commerce Energy Group, Inc. since its inception in December 2003. Mr. Juergensen is a member of the Audit, Compensation, Nominating and Corporate Governance and Strategic Opportunities Committees of the Board. He also has served as a director of Commerce Energy, Inc. from May 2003 to August 2005 and a director of Skipping Stone Inc. and Utilihost, Inc. since August 2005. Mr. Juergensen has served as Vice President of Sales and Marketing for Predict Power, an energy solution software company he co-founded, since May 2000. Mr. Juergensen also is a director of Sterling Energy International, Inc., a private management service company in the power generation industry, and an investor and advisor to various early-stage technology and energy companies. From February 1995 to June 2000, he served in multiple leadership positions, including as a Commercial Manager, for Solar Turbines, Caterpillar’s gas turbine division. From February 1992 to February 1995, he served as Director of Management Services for Sterling Energy International, a power generation management consulting firm he co-founded. Mr. Juergensen received a Bachelor of Science degree in Electrical engineering from the University of Southern California.
Peter T. Weigand	49	Mr. Weigand has served as a director of Commerce Energy Group, Inc. since July 2004, a director of Commerce Energy, Inc. and Utilihost, Inc. from April 2004 through August 2005 and a director of Skipping Stone Inc. from its inception through August 2005. Mr. Weigand served as President of Commerce Energy Group, Inc. from July 2004 through October 2005; President of Commerce Energy, Inc. from April 2004 through August 2005; and from 1996 through August 2005 served as Chairman and Chief Executive Officer of Skipping Stone Inc., an energy consulting and technology firm he founded which is now a subsidiary of Commerce Energy Group, Inc. Prior to forming Skipping Stone, Mr. Weigand held senior management positions at several energy marketing companies. Mr. Weigand holds a Bachelor of Business Administration from Wichita State University.

Name and Position	Age	Principal Occupation and Other Information

Charles E. Bayless	62	Mr. Bayless has served as a director of Commerce Energy Group, Inc. since July 2004. Mr. Bayless is a member of the Audit, Compensation, Nominating and Corporate Governance and Strategic Opportunities Committees of the Board. Mr. Bayless served as Chairman of Illinova and Illinois Power from August 1998 until his retirement in December 1999. Mr. Bayless also held the position of Chief Executive Officer of Illinova and President of Illinois Power from July 1998 until September 1999. Prior to that, he was Chairman, President and Chief Executive Officer of Tucson Electric Power. Mr. Bayless served as a Director of Illinova from 1998 until the closing of the merger with Dynegy Inc. in February 2000, and has since served as a director of Dynegy Inc. Mr. Bayless received his Bachelor of Science degree in Electrical Engineering from West Virginia Institute of Technology. He earned a Master of Science degree in Electrical Engineering with a focus in Power Engineering, and in 1972 received his Law Degree, both from West Virginia University. Mr. Bayless also holds an MBA degree from the Graduate School of Business Administration at the University of Michigan.
Class III Directors

Ian B. Carter	67	Mr. Carter has served as a director of Commerce Energy Group, Inc. since its inception in 2003. Mr. Carter was the Chairman of the Board of Directors of Commerce and Commerce Energy, Inc. (formerly Commonwealth) from January 2000 through May 2005. Mr. Carter was the Chief Executive Officer of Commerce and Commonwealth from January 2000 through November 2004, and was the President from March 2003 through March 2004. During the four month period preceding January 2000, he acted as Interim President of Commonwealth. Mr. Carter has served as a director of Commonwealth since 1999. From October 1988 to August 1999, Mr. Carter operated his own businesses, including a mortgage banking firm and a merchant banking firm. Prior to that, Mr. Carter served as an investment specialist for Coldwell Banker Commercial Brokerage and worked as a Systems Engineer and Salesman with IBM. Mr. Carter also served in the United States Army serving in Vietnam, Europe and the Pentagon. Mr. Carter received his Bachelor of Science degree in Engineering from the United States Military Academy at West Point, New York, and his Masters in Business Administration in finance from the University of Southern California. Mr. Carter is currently retired.

Name and Position	Age	Principal Occupation and Other Information

Robert C. Perkins	66	Mr. Perkins has been the Chairman of the Board of Directors of Commerce Energy Group, Inc. since May 2005. Mr. Perkins has served as a director of Commerce Energy Group, Inc. since December 2003 and as a director of Commerce Energy, Inc. (formerly Commonwealth) since 1999. Mr. Perkins is a member of the Audit, Compensation and Strategic Opportunities Committees of the Board. Mr. Perkins has served as Chairman and Chief Executive Officer of Hospital Management Services, a provider of financial and management consulting services to hospitals and similar institutions, since June 1969. Mr. Perkins received his Bachelor of Science degree in accounting from Bob Jones University.
      There are no arrangements or other understandings pursuant to which any of the persons listed in the table above was selected as a director or nominee.
Information with Respect to Our Executive Officers
      Information regarding our executive officers is included in Item 1A of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and is hereby incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
      To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during fiscal 2005, and except as disclosed in the following paragraph, our officers, directors and beneficial owners of more than 10% of our common stock complied with all Section 16(a) filing requirements during fiscal 2005.
      The following persons made late filings of reports under Section 16(a) of the Exchange Act that related to transactions that occurred during fiscal 2005: (a) Craig G. Goodman, one of our former directors, filed a late Form 4 in connection with two purchases of our common stock in October 2004; (b) Robert C. Perkins, one of our directors, filed a late Form 4 in connection with two purchases of our common stock in January 2005; (c) Peter T. Weigand, one of our directors, filed a late Form 4 in connection with the purchase of our common stock in January 2005; and (d) Thomas L. Ulry, our Senior Vice President of Operations, filed a late Form 4 in connection with a grant of an employee stock option in March 2005.
Code of Ethics
      We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees including our principal executive officer, principal financial officer and principal accounting officer and all of our other officers and employees. In the event that we make any amendment to, or grant any waiver of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose such amendment or waiver by including such information as an exhibit in future filings.

Audit Committee and Audit Committee Financial Expert
      Charles E. Bayless, Mark S. Juergensen and Robert C. Perkins are the members of our Audit Committee. Our Board of Directors has determined that each member of the Audit Committee is “independent” as defined under the rules of the Securities and Exchange Commission and the American Stock Exchange. Furthermore, the Board of Directors has determined that Mr. Perkins, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under the rules of the SEC.

Item 11.	Executive Compensation
Compensation of Executive Officers
      We are required by the SEC to disclose compensation paid by us during the last three fiscal years to (a) any person who served as our principal executive officer during fiscal 2005; (b) our four most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of fiscal 2005; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (b) above but for the fact that the individual was not serving as an executive officer at the end of fiscal 2005; provided, however, that no disclosure need be provided for any executive officer, other than the principal executive officer, whose total annual salary and bonus does not exceed $100,000. Accordingly, we are disclosing information regarding compensation paid by us during the last three fiscal years to (a) Ian B. Carter (our former Chief Executive Officer) and Peter T. Weigand (our former President), both of whom served as our principal executive officer during fiscal 2005; (b) Richard L. Boughrum (our former Chief Financial Officer) and Eric G. Alam (our Senior Vice President of Sales and Marketing), the two most highly-compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of fiscal 2005 and whose salary and bonus exceeded $100,000; and (c) John A. Barthrop (our former Senior Vice President, General Counsel and Secretary), for whom disclosure would be required as one of our most highly-compensated executive officers, but for the fact that he was not serving as an executive officer of the Company at the end of fiscal 2005. All of these officers are referred to in this Annual Report as the “Named Executive Officers.”

Summary Compensation Table
      The following table sets forth for each of the past three fiscal years, all compensation received for services rendered in all capacities by the Named Executive Officers.

					Long Term Compensation

							Payouts
					Awards

	Annual Compensation						Securities
					Restricted		Underlying
	Fiscal			Other Annual	Stock		Options/	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Award(s)		SARs	Payout	Compensation

Ian B. Carter(3)	2005	$397,263	—	—	—		—	—	$3,092,845	(4)
Former Chief Executive	2004	$467,404	$87,500	—	—		600,000	—	$167,000	(5)
Officer, and Chairman of	2003	$402,062	$100,000	—	—		—	—	—
the Board
Peter T. Weigand(6)	2005	$400,000	—	—	—		—	—	—
Former President	2004	$130,769	—	—	—		600,000	—	—
Richard L. Boughrum(7)	2005	$350,000	—	—	—		—	—	—
Former Chief Financial	2004	$114,423	—	—	$288,000	(8)	500,000	—	—
Officer Senior Vice
President and Secretary
John A. Barthrop(9)	2005	$134,211	—	—	—		—	—	$258,057	(10)
Former General Counsel,	2004	$233,124	$72,000	—	—		125,000	—	—
Senior Vice President	2003	$202,527	$55,500	—	—		—	—	$86,880	(5)
and Secretary
Eric G. Alam(11)	2005	$188,836	—	—	—		—	—
Sr. Vice President of
Sales & Marketing
(Footnotes set forth on the next page.)

(Footnotes related to the table from the preceding page.)

(1)	Bonus compensation is determined pursuant to employment agreements and/or by the Compensation Committee and is generally based upon performance measured on a fiscal year basis.

(2)	The aggregate amount of perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of any of the named executive officers for the periods covered.

(3)	Mr. Carter served as the Company’s Chief Executive Officer until January 31, 2005. Mr. Carter was on paid administrative leave from November 11, 2004 through January 31, 2005.

(4)	All other compensation for fiscal 2005 consisted of: (a) a $3,000,000 payment pursuant to Mr. Carter’s settlement agreement, (b) $2,845.40 for COBRA coverage for Mr. Carter; and (3) $90,000 paid to Mr. Carter’s attorneys in connection with his settlement agreement.

(5)	Represents the positive difference between the valuation of our common stock as of the date stock options were exercised by Mr. Carter and the exercise price of the options.

(6)	Mr. Weigand joined the Company on April 1, 2004. Mr. Weigand served as the Company’s President until October 8, 2005.

(7)	Mr. Boughrum joined the Company on April 1, 2004. Mr. Boughrum served as the Company’s Senior Vice President and Chief Financial Officer until October 8, 2005.

(8)	Represents the value on the date of grant of 150,000 shares of restricted stock granted to Mr. Boughrum, based upon an estimated valuation of $1.92 per share of common stock as of the date the restricted stock was granted. There was no market value for the common stock prior to our public listing on the AMEX in July 2004. This valuation was made by our Board of Directors for accounting and financial reporting purposes and does not reflect actual transactions. In October 2005, as a result of the termination of Mr. Boughrum’s employment without cause, all 150,000 shares of restricted stock became fully vested.

(9)	Mr. Barthrop served as the Company’s Senior Vice President, General Counsel and Secretary until his retirement in January 2005.

(10)	All other compensation for fiscal 2005 consisted of: (a) a severance payment of $240,000 pursuant to the terms of Mr. Barthrop’s employment agreement; and (b) $18,057 for COBRA coverage for Mr. Barthrop.

(11)	Mr. Alam was appointed as an executive officer of the Company in February 2005.

Stock Option Grants.
      No stock options were granted to any of the Named Executive Officers during fiscal 2005.

Option Exercises/ Fiscal Year End Value.
      The following table shows stock option exercises and the value of unexercised stock options held by the Named Executive Officers during fiscal 2005.
Aggregated Option/ SAR Exercises in Last Fiscal Year
and FY-End Option/ SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARs at		Options/SARs at Fiscal
	Shares Acquired	Value	Fiscal Year-End (#)		Year-End ($)(2)
	on Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable		Unexercisable

Ian B. Carter		$	2,500,000	—	$		—
Peter T. Weigand	—	—	600,000	—		—	—
Richard L. Boughrum	—	—	500,000	—		—	—
John A. Barthrop	—	—	625,000	—		—	—
Eric G. Alam	—	—	133,333	—		—	—

Employment Agreements
      Ian B. Carter. We entered into an employment agreement with Mr. Carter on January 1, 2000. Mr. Carter’s employment agreement was amended on November 1, 2000 and March 15, 2004. The agreement, as amended, provided for Mr. Carter’s employment with the Company through January 31, 2005. On November 11, 2004, a Special Committee of the Board of Directors placed Mr. Carter, Chairman of the Board and Chief Executive Officer of Commerce and Commonwealth, on paid administrative leave, which continued through the remainder of the term of Mr. Carter’s employment agreement ending on January 31, 2005.
      On April 22, 2005, the Company and its principal operating subsidiary, Commerce Energy, Inc., entered into a settlement agreement and release with Mr. Carter. The settlement agreement provided for payments to Mr. Carter totaling $3.0 million and the payment of two months of COBRA coverage for Mr. Carter. In addition, Mr. Carter retained an option to purchase 2.5 million shares of the Company’s common stock at $2.50 per share. Under the settlement agreement, Mr. Carter and the Company agreed to mutual general releases of all claims that the parties may have against each other and Mr. Carter agreed to relinquish any stock options he has been granted, or claims to have been granted, in excess of the 2.5 million options.
      Peter T. Weigand. We entered into an employment agreement with Mr. Weigand on April 1, 2004. The agreement provided for an initial three year term and is automatically extended for successive one year periods. On August 4, 2005, our Board of Directors decided to terminate without cause the employment of Mr. Weigand. In accordance with the terms of his employment agreement, the termination of Mr. Weigand’s employment became effective on October 8, 2005. On October 8, 2005, Mr. Weigand entered into an Agreement Not to Engage in Prohibited Activities, under which he agreed not to directly or indirectly engage as an owner, employee, consultant or agent of any retail commodity marketing entity or entity that markets energy efficient products or back office services for a period of six months following his termination. Pursuant to the terms of his employment agreement, entering into the Agreement Not to Engage in Prohibited Activities entitles Mr. Weigand to receive severance payments equal to his base salary, $400,000 annually, for the remaining term of his employment agreement (i.e., until April 1, 2007).
      Richard L. Boughrum. We entered into an employment agreement with Mr. Boughrum on April 1, 2004. The agreement provided for an initial three year term and is automatically extended for successive one year periods. On August 4, 2005, our Board of Directors decided to terminate without cause the employment of Mr. Boughrum. In accordance with the terms of his employment agreement, the termination of Mr. Boughrum’s employment became effective on October 8, 2005. On October 8, 2005, Mr. Boughrum entered into an Agreement Not to Engage in Prohibited Activities, under which he agreed not to directly or indirectly engage as an owner, employee, consultant or agent of any retail commodity marketing entity or entity that markets energy efficient products or back office services for a period of six months following his termination. Pursuant to the terms of his employment agreement, entering into the Agreement Not to Engage in Prohibited Activities entitles Mr. Boughrum to receive severance payments equal to his base salary, $350,000 annually, for the remaining term of his employment agreement (i.e., until April 1, 2007). In addition, all 150,000 shares of Mr. Boughrum’s restricted stock grants immediately vested.
      John A. Barthrop. Mr. Barthrop served as our Senior Vice President, General Counsel and Secretary. We entered into to an employment agreement with Mr. Barthrop on November 1, 2000. Mr. Barthrop’s employment agreement was amended on March 31, 2004. The agreement, as amended, provided for Mr. Barthrop’s employment through December 31, 2004. Under the terms of his employment agreement, as amended, Mr. Barthrop received a severance payment in an amount equal to $240,000, his annual base salary as of the date of the termination of his employment.
      Steven S. Boss. On August 1, 2005, Commerce entered into an employment agreement with Steven S. Boss as Commerce’s newly elected Chief Executive Officer. Pursuant to the employment agreement, on August 1, 2005, the Company also entered into a stock option agreement, a restricted stock agreement and an indemnification agreement with Mr. Boss. On August 1, 2005, the Board of Directors of the Company designated Mr. Boss as the principal executive officer for purposes of all filings with the SEC under the Securities Act and the Exchange Act.
      Pursuant to the employment agreement, Mr. Boss will receive an annualized base salary of $412,000, with a target incentive bonus of 50% of base salary. Mr. Boss was granted an option to purchase 300,000 shares of our common stock at an exercise price equal to $1.80 per share, with vesting as to 100,000 shares upon hire and as to 100,000 shares on each of the first two anniversaries thereafter. Mr. Boss was also granted 200,000 shares of restricted stock, which vest as to 50,000 shares on the first anniversary of hire and as to 50,000 shares upon the achievement of performance targets for fiscal years 2006, 2007 and 2008, respectively. The employment agreement has no specific term and is subject to termination by either the Company or Mr. Boss without cause upon 60 days written notice.
      The employment agreement provides that if Mr. Boss is terminated without cause or if he resigns for good reason, Mr. Boss will be entitled to severance equal to 12 months of his then-current base salary payable over a 12-month period, plus 12 months accelerated vesting of outstanding unvested stock options and restricted stock. In the event of a change of control of the Company, Mr. Boss may resign for good reason within 180 days after the change of control.
      Under the employment agreement, Mr. Boss agreed not to solicit the Company’s employees, customers, clients or suppliers during the term of his employment and for a period of one year after any period in which severance payments are received, and not to compete with the Company during the term of his employment and any period in which severance payments are received. Finally, in accordance with the employment agreement, we indemnified Mr. Boss pursuant to our standard form of indemnification agreement.
      Lawrence Clayton, Jr. On August 1, 2005, the Company entered into a consulting agreement with Lawrence Clayton, Jr., whom the Company appointed as interim Chief Financial Officer and Secretary and designated him the principal financial officer for purposes of all filings with the SEC under the Securities Act and the Exchange Act on August 4, 2005. The consulting agreement provides that Mr. Clayton will serve as an independent contractor and will provide finance, accounting and financial oversight services to the Company. Under the consulting agreement, Mr. Clayton will be paid $200 per hour (with a maximum of $1,500 per day and $7,500 per week). The consulting agreement had an initial term through September 30, 2005, subject to extension upon mutual agreement. On September 29, 2005, the term of the consulting agreement was extended until November 30, 2005 on the same terms and conditions.
      Thomas L. Ulry. On March 1, 2005, we entered into an at-will employment letter agreement dated February 28, 2005 with Tom Ulry, our Senior Vice President of Operations. The agreement provided for an annual base salary of $190,000, subject to adjustment based upon the results of a independent compensation study commissioned by the Compensation Committee of our Board of Directors, an annual discretionary bonus, as determined by the Compensation Committee, a grant of options to purchase 100,000 shares of our common stock at an exercise price of $3.50 per share, vesting equally over four years, a relocation bonus of $100,000 and reimbursement of actual relocation expenses not to exceed $40,000. The agreement also provided for other standard employee benefits including medical, dental and insurance benefits and the right to participate in our 401(k) Plan. Finally, the agreement provided for a severance benefit of one year’s annual base salary if we terminated Mr. Ulry without cause prior to March 2, 2006. On May 31, 2005, we entered into a second at-will employment letter agreement with Mr. Ulry which superceded the February 28, 2005 letter agreement. Pursuant to the May 31, 2005 agreement, Mr. Ulry’s annual base salary was increased to $225,000, the $100,000 relocation bonus was deleted and the severance benefit was amended to state that if we terminated Mr. Ulry without cause during the first year after May 31, 2005, Mr. Ulry would be entitled to one year’s annual base salary, and if we terminated him without cause at any time thereafter, an amount equal to his monthly salary for up to six months or until he finds other employment, whichever is first to occur. All other terms set forth in the February 28, 2005 at-will employment letter agreement remained the same.
Compensation Committee Interlocks and Insider Participation
      Executive compensation is determined by a Compensation Committee elected by our Board of Directors. The Compensation Committee is currently comprised of Robert C. Perkins, Charles E. Bayless and Mark S. Juergensen. None of the current Compensation Committee members are or has been an officer or employee of the Company. None of our executive officers serve as members of the Board of Directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or the Compensation Committee.

Compensation of Directors
      Directors who also are our employees are not paid any fees or remuneration, as such, for their service on the Board of Directors or on any Board committee. In December 2004, the Board approved the following compensation policies with respect to the Company’s non-employee directors. These policies were adopted by the Board, and may be changed from time-to-time by the Board.
      Cash Compensation. Each non-employee director is paid a quarterly retainer in the amount of $8,000, a fee of $1,000 for each Board meeting which the Board member attends in person and a fee of $750 for each Board meeting which the Board member attends telephonically. Directors who served on Board committees (other than the chairman of such committee) are paid $750 for each committee meeting the Board member attends in person and a fee of $500 for each Committee meeting which the Board member attends telephonically. Committee chairpersons are paid $1,000 for each committee meeting the chairperson attends, whether in person or telephonically. In addition, each non-employee director who resides outside Southern California is entitled to receive reimbursement for reasonable travel expenses in accordance with our travel expense policy, with respect to each Board or Board committee meeting that such non-employee director attends in person.
      Stock Options. Each non-employee director who first becomes a member of the Board of Directors will be granted an option to purchase 50,000 shares of our Common Stock following their appointment or election to the Board of Directors, with the following terms and conditions: (a) the options shall be subject to all terms and conditions of the 1999 Plan or any successor plan; (b) the options shall vest quarterly at a rate of 12,500 shares on each three-month anniversary of the date of grant, with any unvested shares being forfeited if the Board member’s service is terminated; (c) the options shall have a term of 10 years from the date of grant; (d) any vested options may be exercised, during the time the Board member is serving as a director or after such person ceases to be a director, prior to the expiration of the term of the option; and (e) the exercise price shall be the greater of the fair market value or the cash value of our Common Stock on the date of grant. In addition, each non-employee member of the Board of Directors will be granted an option to purchase 50,000 shares of our Common Stock pursuant to the 1999 Plan or any successor plan, effective as of the close of business on the date of each annual meeting of stockholders at which such non-employee director is re-elected as a non-employee director or continues in office as an incumbent director, with the following terms and conditions: (a) the options shall be subject to all terms and conditions of the 1999 Plan or any successor plan; (b) the options shall vest quarterly at a rate of 12,500 shares on each three month anniversary of the date of grant, with any unvested shares being forfeited if the Board member’s service is terminated; (c) the options shall have a term of 10 years from the date of grant; (d) any vested options may be exercised, during the time the Board member is serving as a director or after such person ceases to be a director, prior to the expiration of the term of the option; and (e) the exercise price shall be the greater of the fair market value or the cash value of our Common Stock on the date of grant.
      Each non-employee director is also eligible to receive awards under our 1999 Equity Incentive Plan, which we refer to as the Plan, a discretionary stock option plan. Except as described above, no stock options were issued to our directors for services under the Plan during fiscal 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the Securities and Exchange Commission, or based upon our actual knowledge.
Beneficial Ownership Table
      The following table sets forth certain information about the beneficial ownership of our common stock as of October 14, 2005 by:

•	each person known by us to own beneficially more than 5% of the voting power of our outstanding common stock;

•	each of our current directors;

•	our chief executive officer and the other officers named in the Summary Compensation Table set forth under the caption “Compensation of Executive Officers” (we refer to these officers as the “Named Executive Officers”); and

•	all of our current directors and executive officers as a group.
      Beneficial ownership is determined in accordance with the rules of the SEC based upon voting or investment power over the securities.
      Shares and share percentages beneficially owned are based upon the number of shares of common stock outstanding on October 14, 2005, together with options, warrants or other convertible securities that are exercisable for such respective securities within 60 days of October 14, 2005 for each stockholder. Under the rules of the SEC, beneficial ownership includes shares over which the named stockholder exercises voting and/or investment power. Shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or will become exercisable within 60 days of October 14, 2005 are deemed outstanding for computing the respective percentage ownership of the person holding the option, warrant or other convertible security, but are not deemed outstanding for purposes of computing the respective percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

	Common Stock

	Amount and Nature of
	Beneficial Ownership(1)

	Number of
	Shares	Right to	Percent of
Name	Owned(2)	Acquire(3)	Class(1)(2)(3)

Principal Stockholders:
Ian B. Carter	250,000	2,500,000	8.1%
Directors and Named Executive Officers:
Ian B. Carter	250,000	2,500,000	8.1%
Charles E. Bayless		75,000	*
Robert C. Perkins	205,000	437,500	2.0%
Mark S. Juergensen	—	125,000	*
Steven S. Boss	—	100,000	*
Gary J. Hessenauer	—	—	—
John A. Barthrop	—	625,000	1.9%
Peter T. Weigand	1,088,679	600,000	5.3%
Richard L. Boughrum	300,000	500,000	2.5%
Eric G. Alam	174,926	133,333	1.0%
All Directors and Executive Officers as a group (11 persons)	2,018,605	5,095,833	19.5%

*	Indicates beneficial ownership of less than 1% of the issued and outstanding class of securities.

(1)	Subject to applicable community property and similar statutes.

(2)	Includes shares beneficially owned, whether directly or indirectly, individually or together with associates.

(3)	Represents shares of our common stock issuable upon exercise of stock options or upon conversion of other convertible securities held by such persons that are exercisable within 60 days of October 14, 2005.
Securities Authorized for Issuance Under Equity Compensation Plan
      The Commonwealth 1999 Equity Incentive Plan, or the Plan, has been approved by our stockholders. We do not have any equity compensation plans other than the Commonwealth 1999 Equity Incentive Plan approved by our stockholders, with the exception of one-time grants of warrants or options made by the our Board of Directors from time to time.

      The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2005.

	(a)		(b)	(c)

				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	6,052,499	(1)	$2.16	947,401	(2)
Equity compensation plans not approved by security holders	2,820,000	(3)	$2.43	—

Total	8,872,499		$2.24	947,401

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the Commonwealth 1999 Equity Incentive Plan.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the Commonwealth 1999 Equity Incentive Plan.

(3)	Represents stock options granted by our Board of Directors to various employees, directors and consultants pursuant to stand-alone agreements.

Item 13.	Certain Relationships and Related Transactions
      We purchase natural gas from several suppliers, including Cook Inlet Energy Supply LLC, or Cook Inlet. Gregory L. Craig is the Chief Executive Officer and a substantial shareholder of Cook Inlet, and served as a director of Commerce Energy Group, Inc. from November 2004 to August 2005. For the six months ended July 31, 2005, we purchased approximately $9.2 million of natural gas from Cook Inlet, accounting for approximately 5% of our total direct energy costs. Our natural gas retailing business was acquired in the ACN Energy Transaction in February 2005, and the supply arrangement between Cook Inlet and ACN pursuant to which we purchased natural gas from Cook Inlet existed at the time of the ACN Energy Transaction. We believe the purchases were on terms comparable to those available from unaffiliated suppliers.
      On April 1, 2004, we acquired Skipping Stone Inc., an energy consulting and technology firm. Skipping Stone was a privately held company that was principally owned by Peter T. Weigand, our former President and a director of the Company. In connection with the acquisition of Skipping Stone Inc., each of the former holders of Skipping Stone common stock, including Mr. Weigand and Eric G. Alam, agreed to place 20% of the Commonwealth shares issued to him in the merger in an escrow for a period of six months. The stockholder escrow shares were subject to forfeiture, at $1.92 per share, based upon a “true up” calculation, defined in the merger agreement. The stockholder escrow shares continue to be held in escrow pending resolution of the “true-up” calculation.
      In addition, each of the former holders of Skipping Stone common stock, including Mr. Weigand and Mr. Alam, agreed to place an additional 10% of the Commonwealth shares issued to him in the merger in an escrow for a period of 18 months, in the case of Mr. Weigand, and 12 months, in the case of the other three former holders including Mr. Alam. The retention escrow shares were subject to forfeiture in the event that such person voluntarily resigns his employment with the Company during the escrow period. The retention escrow shares of Mr. Weigand continue to be held in escrow pending resolution of the “true-up” calculation.
      A summary of the Employment Agreements for Steven S. Boss, Chief Executive Officer of Commerce, and Thomas L. Ulry, Senior Vice President of Operations for Commerce, and a summary of the Consulting Agreement for Lawrence Clayton, Jr., Interim Chief Financial Officer of Commerce, are set forth in Item 11, Executive Compensation, under the caption “Employment Agreements.”

Item 14.	Principal Accounting Fees and Services.
      The following table sets forth the fees billed and paid to Ernst & Young LLP, our independent registered public accounting firm for each of the last two fiscal years.

	Fiscal Year

	2004	2005

Audit Fees	$489,420	$583,920
Audit-Related Fees	22,472	197,304
Tax Fees	172,446	46,685
All Other Fees	—	—

	$684,338	$827,909

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
      Under the SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services rendered by our principal accountant. We are in compliance with these SEC rules.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(1) Index to Consolidated Financial Statements:
      (a)(2) Financial Statement Schedules
      All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.
      (b) Exhibits. The exhibits listed below are hereby filed with the SEC as part of this Annual Report on Form 10-K. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

Exhibit	Description

2.1	Agreement and Plan of Reorganization, by and among American Energy Group, Inc., CEC Acquisition Corp. and Commonwealth Energy Corporation, previously filed with the Commission on July 6, 2004 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
2.2	Agreement and Plan of Merger dated March 29, 2004 by and among Commonwealth Energy Corporation, Skipping Stone Acquisition Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock previously filed with the Commission on April 5, 2004 as Exhibit 2.2 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
2.3	Asset Purchase Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc. and, as to certain sections thereof only, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K filed and incorporated herein by reference.
2.4	Transition Services Agreement dated as of February 9, 2005 by and between American Communications Network, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on February 10, 2005 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.5	Sales Agency Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.6	Escrow Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc., Commerce Energy Group, Inc., American Communications Network, Inc. and Computershare Trust Company, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the Commission on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the Commission on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the Commission on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian B. Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000, previously filed with the Commission on August 9, 2001 as Exhibit 10.12 to Commonwealth Energy Corporation’s Registration Statement on Form 10 and incorporated herein by reference.
10.2	Consent and Waiver Agreement dated March 12, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.

Exhibit	Description

10.3	Second Amendment to Employment Agreement dated March 16, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.2 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on November 14, 2001 as Exhibit 10.15 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/ and incorporated herein by reference.
10.5	Amendment to Employment Agreement dated March 31, 2004 between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on April 5, 2004 as Exhibit 10.5 to Amendment No. 3 to Commerce Energy Group’s Registration Statement on Form S-4 and incorporated herein by reference.
10.6	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.7	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.8	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation’s Registration Statement on Form S-8 and incorporated herein by reference.
10.9	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on November 15, 2004 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.10	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation, previously filed with the Commission on April 5, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.11	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation, previously filed with the Commission on March 16, 2004 as Exhibit 10.3 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004 and incorporated herein by reference.
10.12	Settlement Agreement and Release dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.12 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.13	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.13 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.14	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.14 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.15	Stock Option Agreement dated as of July 8, 1999 between Ian B. Carter and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.15 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.16	Indemnification Agreement dated as of January 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.16 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description

10.17	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.17 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.18	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.19	Executive Employment Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.20	Stock Option Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.21	Restricted Stock Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.22	Indemnification Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.23	Agreement for Consulting Services dated as of August 1, 2005 between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report filed on Form 8-K and incorporated herein by reference.
10.24	Extension of Agreement for Consulting Services between Commerce Energy Group, Inc. and Lawrence Clayton, Jr. dated as of September 29, 2005, previously filed with the Commission on September 30, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.25	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Peter Weigand, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.26	Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.27	Commerce Energy Group, Inc. 2005 Employee Stock Purchase Plan, previously filed with the Commission on January 19, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.28	Summary of Commerce Energy Group, Inc. Management Bonus Program for 2005, previously filed with the Commission on March 1, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.29	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated February 28, 2005, previously filed with the Commission on March 7, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.30	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated May 31, 2005.
10.31	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regard the May 31, 2005 Employment Offer Letter Agreement.
10.32	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.33	Stock Option Agreement dated April 29, 2005 by and between Ian B. Carter and Commerce Energy Group, Inc.

Exhibit	Description

10.34	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Richard L. Boughrum, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
Other Material Contracts

10.35	Skipping Stone Stockholder Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock, previously filed with the Commission on April 5, 2004 as Exhibit 2.3 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.36	Retention Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc., Peter Weigand, Greg Lander, Eric Alam and Bruno Kvetinskas, previously filed with the Commission on April 5, 2004 as Exhibit 2.4 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.37	Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone, Inc. common stock dated March 29, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.38	Agreement Not To Compete by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand dated April 1, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.6 to Amendment No. 3 Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.39	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001, previously filed with the Commission on November 14, 2001 as Exhibit 10.6 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.40	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, previously filed with the Commission on April 3, 2002 as Exhibit 10.19 to Amendment No. 2 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.41	Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.25 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.42	Restructuring and Termination of Membership Agreement dated as of April 30, 2004 by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc., previously filed with the Commission on June 14, 2004 as Exhibit 10.5 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.43	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K for the year ended July 31, 2002 and incorporated herein by reference.
10.44	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004, as Exhibit 10.20 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ for the year ended July 31, 2003 and incorporated herein by reference.
10.45	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.21 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ for the year ended July 31, 2003 and incorporated herein by reference.
10.46	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated March 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.22 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.

Exhibit	Description

10.47	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated July 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/for the year ended July 31, 2003 and incorporated herein by reference.
10.48	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading, previously filed with the Commission on November 15, 2004 as Exhibit 10.32 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.49	Revised Operating Agreement dated October 27, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.50	Settlement Agreement and Mutual General Release dated December 23, 2004 by and between Commerce Energy Group, Inc, Commonwealth Energy Corporation, Ian Carter, Robert Perkins, Brad Gates, Joseph P. Saline, Patricia E. Saline and Joseph Ogundiji, previously filed with the Commission on December 27, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
14.1	Commerce Energy Group, Inc. Code of Business Conduct and Ethics, previously filed with the Commission on November 15, 2005 as Exhibit 14.1 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

By:	/s/ STEVEN S. BOSS

Steven S. Boss
Chief Executive Officer
Dated: October 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN S. BOSS Steven S. Boss	Chief Executive Officer and a Director (Principal Executive Officer)	October 31, 2005

/s/ LAWRENCE CLAYTON, JR. Lawrence Clayton, Jr.	Interim Chief Financial Officer (Principal Financial Officer) Vice President, Finance and	October 31, 2005

/s/ KENNETH L. ROBINSON Kenneth L. Robinson	Corporate Controller (Principal Accounting Officer)	October 31, 2005

/s/ CHARLES E. BAYLESS Charles E. Bayless	Director	October 31, 2005

/s/ IAN B. CARTER Ian B. Carter	Director	October 31, 2005

/s/ GARY J. HESSENAUER Gary J. Hessenauer	Director	October 31, 2005

/s/ MARK S. JUERGENSEN Mark S. Juergensen	Director	October 31, 2005

/s/ ROBERT C. PERKINS Robert C. Perkins	Chairman of the Board and a Director	October 31, 2005

/s/ PETER T. WEIGAND Peter T. Weigand	Director	October 31, 2005

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commerce Energy Group, Inc.
      We have audited the accompanying consolidated balance sheets of Commerce Energy Group, Inc. (formerly Commonwealth Energy Corporation) as of July 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Energy Group, Inc. at July 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Orange County, California
October 25, 2005

COMMERCE ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended July 31,

	2003	2004	2005

	(In thousands, except per share amounts)
Net revenue	$165,526	$210,623	$253,853
Direct energy costs	128,179	191,180	225,671

Gross profit	37,347	19,443	28,182
Selling and marketing expenses	4,240	4,063	3,774
General and administrative expenses	18,492	25,857	31,811
Reorganization and initial public listing expenses	—	3,393	—

Income (loss) from operations	14,615	(13,870)	(7,403)
Other income and expenses:
Initial formation litigation expenses	(4,415)	(1,562)	(1,601)
Recovery of (provision for) impairment on investments	—	(7,135)	2,000
Loss on termination of Summit	—	(1,904)	—
Loss on equity investments	(567)	—	—
Minority interest share of loss	187	1,185	—
Interest income, net	715	549	890

Total other income and expenses	(4,080)	(8,867)	1,289

Income (loss) before provision for (benefit from) income taxes	10,535	(22,737)	(6,114)
Provision for (benefit from) income taxes	5,113	(1,017)	—

Net income (loss)	$5,422	$(21,720)	$(6,114)

Earnings (loss) per common share:
Basic	$0.19	$(0.77)	$(0.20)

Diluted	$0.18	$(0.77)	$(0.20)

Shares used in computing earnings (loss) per common share:
Basic	27,424	28,338	30,946

Diluted	30,236	28,338	30,946

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,

	2004	2005

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54,065	$33,344
Accounts receivable, net	31,119	27,843
Income taxes refund receivables	4,423	—
Deferred income tax assets	74	—
Inventory	—	4,561
Prepaid expenses and other current assets	5,141	3,542

Total current assets	94,822	69,290
Restricted cash and cash equivalents	4,008	8,222
Deposits	5,445	11,347
Investments	96	91
Property and equipment, net	2,613	2,007
Goodwill	587	6,801
Other intangible assets	3,252	4,874

Total assets	$110,823	$102,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,576	$25,625
Accrued liabilities	6,141	6,946

Total current liabilities	36,717	32,571
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value and 30,519 and 31,436 shares issued and outstanding in fiscal 2004 and 2005, respectively	60,796	62,609
Unearned restricted stock compensation	(256)	—
Retained earnings	13,566	7,452

Total stockholders’ equity	74,106	70,061

Total liabilities and stockholders’ equity	$110,823	$102,632

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Commonwealth Energy Corporation						Commerce Energy Group, Inc.

			Series A		Other
	Commonwealth		Convertible		Convertible		Commerce		Unearned
	Common Stock		Preferred Stock		Preferred Stock		Common Stock		Restricted
									Stock	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Earnings	Total

	(In thousands)
Balance at July 31, 2002	27,334	$57,148	775	$820	—	$—	—	$—	$—	$29,984	$87,952
Exercise of stock options	483	15	—	—	—	—	—	—	—	—	15
Cancellation of common shares	(6)	(14)	—	—	—	—	—	—	—	—	(14)
Income tax benefits arising from exercise of stock options	—	363	—	—	—	—	—	—	—	—	363
Reversal of income tax benefit due to expiration of stock options	—	(659)	—	—	—	—	—	—	—	—	(659)
Cumulative unpaid dividends on convertible preferred stock	—	—	—	55	—	42	—	—	—	(97)	—
Payment of dividends on Series A convertible preferred stock	—	—	—	(92)	—	—	—	—	—	—	(92)
Reflection of — Other convertible preferred stock	—	—	—	—	352	113	—	—	—	—	113
Cancellation of Series A convertible preferred stock	(166)	—	(166)	(83)	—	—	—	—	—	—	(83)
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	5,422	5,422

Balance at July 31, 2003	27,645	56,853	609	700	352	155	—	—	—	35,309	93,017
Exercise of stock options	102	27	—	—	—	—	—	—	—	—	27
Issuance of stock in connection with Skipping Stone acquisition	1,614	3,100	—	—	—	—	—	—	—	—	3,100
Issuance of stock	219	344	—	—	40	10	—	—	—	—	354
Compensation charge related to settlement of disputes	—	636	—	—	—	—	—	—	—	—	636
Repurchase of dissenter’s rights stock	(604)	(1,159)	—	—	—	—	—	—	—	—	(1,159)
Issuance of restricted stock	150	288	—	—	—	—	—	—	(288)	—	—
Amortization of unearned restricted stock	—	—	—	—	—	—	—	—	32	—	32
Cumulative unpaid dividends on convertible preferred stock	—	—	—	17	—	6	—	—	—	(23)	—
Payment of dividends on preferred stock	—	—	—	(108)	—	(73)	—	—	—	—	(181)
Conversion of preferred stock into common stock	1,393	707	(609)	(609)	(392)	(98)	—	—	—	—	—
Conversion of Commonwealth Energy Corporation common stock into Commerce Energy Group, Inc. common stock	(30,519)	(60,796)	—	—	—	—	30,519	60,796	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(21,720)	(21,720)

Balance at July 31, 2004	—	—	—	—	—	—	30,519	60,796	(256)	13,566	74,106
Exercise of stock options	—	—	—	—	—	—	102	54	—	—	54
Repurchase of common shares	—	—	—	—	—	—	(120)	(251)	—	—	(251)
Issuance of stock	—	—	—	—	—	—	5	10	—	—	10
Amortization of unearned restricted stock	—	—	—	—	—	—	—	—	256	—	256
Issuance of stock in connection with ACNU acquisition	—	—	—	—	—	—	930	2,000	—	—	2,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(6,114)	(6,114)

Balance at July 31, 2005	—	$—	—	$—	—	$—	31,436	$62,609	$—	$7,452	$70,061

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,

	2003	2004	2005

	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$5,422	$(21,720)	$(6,114)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,461	1,531	1,216
Amortization	238	419	888
Provision for doubtful accounts	1,709	2,217	2,305
Stock-based compensation charge	—	668	256
Tax benefit from exercise of stock options	363	—	—
Reversal of income tax benefit due to expiration of stock options	(659)	—	—
Deferred income tax provision	1,384	2,698	74
Impairment of Summit Energy investments	—	9,569	5
Termination of Summit Energy	—	1,904	—
Gain/loss on equity investments	9	—	—
Minority interest share of loss of consolidated entity	603	140	—
Loss on disposition of property and equipment	—	—	165
Changes in operating assets and liabilities:
Accounts receivable, net	(18,231)	4,985	1,096
Prepaid expenses and other assets	(4,368)	(5,681)	695
Accounts payable	14,872	4,659	(4,952)
Accrued liabilities and other	2,820	(1,076)	805

Net cash provided by (used in) operating activities	5,623	313	(3,561)
Cash Flows From Investing Activities
Purchase of property and equipment	(438)	(1,079)	(1,025)
Reimbursement from state on renewable energy asset	—	—	250
Purchase of intangible assets	(126)	—	—
Business acquisition, net of cash required	—	(43)	(14,525)
Acquisition of majority ownership in PEC, net of cash	(580)	—	—
Summit Energy investments	(344)	—	—

Net cash used in investing activities	(1,488)	(1,122)	(15,300)
Cash Flows From Financing Activities
Repurchase of common stock	(14)	(1,159)	(251)
Sale of common stock	—	288	10
Repurchase or cancellation of Series A convertible preferred stock	(83)	—	—
Dividends paid on convertible preferred stock	(92)	(181)	—
Reflection of Other convertible preferred stock	113	10	—
Proceeds from exercises of stock options	15	27	54
Decrease (increase) in restricted cash and cash equivalents	(6,195)	14,968	(1,673)

Net cash provided by (used in) financing activities	(6,256)	13,953	(1,860)

Increase (decrease) in cash and cash equivalents	(2,121)	13,144	(20,721)
Cash and cash equivalents at beginning of year	43,042	40,921	54,065

Cash and cash equivalents at end of year	$40,921	$54,065	$33,344

Cash paid for:
Interest	$18	$4	$—
Income taxes	$3,405	$3,404	$—
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share and per kWh amounts)

1.	Nature of Business
      Commerce Energy Group, Inc. (“Commerce Energy” or “Commerce”) is a diversified independent energy marketer of electricity and natural gas. Commerce Energy provides retail electricity and natural gas to its residential, commercial, industrial and institutional customers, and provides consulting and technology services to energy-related businesses. Commerce Energy is a holding company that operates through its wholly-owned operating subsidiaries: Commerce Energy Inc. (formerly Commonwealth Energy Corporation) and Skipping Stone Inc. (“Skipping Stone”). As used in this Report, the term “the Company” refers to Commerce Energy Group and its wholly-owned subsidiaries.
      Commerce Energy provides electricity to its customers in the deregulated California, Pennsylvania, Michigan, New Jersey and Texas electricity markets. Commerce is licensed by the Federal Energy Regulatory Commission, (“FERC”) as a power marketer. In addition to the states in which the company currently operates, the Company is also licensed to supply retail electricity by applicable state agencies in New York, Maryland, Ohio and Virginia. The Company also provides natural gas to customers in California, Georgia, Maryland, New York, Ohio, and Pennsylvania. Skipping Stone provides energy-related consulting services and technologies to utilities, generators, pipelines, wholesale merchants and investment banks.
      Commerce Energy Group’s predecessor, Commonwealth Energy Corporation (“Commonwealth”), was formed in California in August 1997. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce Energy and the stockholders of Commonwealth became stockholders of Commerce. As a result of the reorganization, each share of Commonwealth common stock was exchanged for one share of Commerce common stock, and Commonwealth stock options became Commerce stock options. Immediately prior to consummation of the reorganization, Commonwealth transferred ownership of its subsidiaries to Commerce Energy. As a result of the transfer, these entities became subsidiaries of Commerce Energy.

2.	Summary of Significant Accounting Policies

Basis of Consolidation
      The Company’s consolidated financial statements include its two wholly-owned operating subsidiaries: Commerce Energy Inc. and Skipping Stone, Inc. All material inter-company balances and transactions have been eliminated in consolidation.
      In fiscal 2003, the Company’s consolidated financial statements included the accounts of its controlled investment in Summit Energy Ventures, LLC (“Summit”), and its majority ownership in Power Efficiency Corporation (“PEC”). In fiscal 2004, the Company terminated its relationship with Summit (with all assets distributed to its members), and its investment in PEC decreased to 39.9% and subsequently, to 15% at July 31, 2005. As of July 31, 2004 and 2005, neither entity was consolidated (See Note 10).

Use of Estimates and Assumptions
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical experience as well as management’s future expectations. As a result, actual results could differ from management’s estimates and assumptions. The Company’s management believes that its most critical estimates herein relate to independent system operator costs, transportation and delivery costs, allowance for doubtful accounts, unbilled receivables, inventory valuation and loss contingencies.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      The Company has reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements to be consistent with the current fiscal year’s presentation.

Non-cash items
      In fiscal 2004, the Company recorded a non-cash provision for impairment of $7,135 and a non-cash loss on termination of Summit of $257. In the third quarter of fiscal 2004, the Company acquired Skipping Stone, Inc. for the Company’s common stock of $3,100 in a non-cash transaction. In the fourth quarter of fiscal 2004, the Company issued 65 shares of common stock and 40 shares of other convertible preferred stock on a non-cash settlement and in connection to the reorganization, all outstanding Commonwealth Energy Corporation Series. A convertible preferred stock, other convertible preferred stock and common stock was converted one of one into the Company’s common stock as a non-cash transaction.
      In fiscal 2005, the Company issued $2,000 of its common stock (930 shares) in connection with an acquisition (see Note 3).
      In fiscal 2005, the Company retired $4,562 of property and equipment and related $4,398 of accumulated depreciation with a net book value of $165.

Revenue and Cost Recognition
      Energy sales are recognized when the electricity and natural gas are delivered to the Company’s customers. Green power credits were recognized in fiscal 2003 upon the fulfillment by the Company of all related obligations.
      Direct energy costs, which are recognized concurrently with related energy sales, include the commodity cost of purchased electricity and natural gas, transportation and transmission costs associated with energy delivered to customers, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Fees and charges from the Independent System Operators (“ISOs”) and the Local Distribution Companies (“LDCs”) are determined by the ISO or LDC based upon for each day’s activities. The Company estimates and accrues for these fees based on activity levels, preliminary settlements and other related information. The Company’s bills to customers may also include charges for the transmission and distribution of the commodity for which the utility is ultimately responsible. These amounts are excluded from the Company’s net revenue.
      The Company’s net revenue is comprised of the following:

	Fiscal Year Ended July 31,

	2003	2004	2005

Retail electricity sales	$153,430	$205,028	$188,316
Excess energy sales	6,496	5,595	40,061
Green power credits	5,600	—	—

Total electricity sales	165,526	210,623	228,377
Retail natural gas sales	—	—	25,476

Net revenue	$165,526	$210,623	$253,853

      Skipping Stone revenues, after inter-company eliminations, for the fiscal year ended July 31, 2004 and 2005 were $803 and $1,927, respectively, representing less than 1% of total net revenue for each fiscal period.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Green power credits represented payments under a State of California Public Purpose Program, to provide incentives to suppliers of renewable power to reduce the cost of such power to certain customers. This program was discontinued after March 2003.
      Sales commission expense payable based on customer billings is recognized in the same period as revenue generated by such billings. Commission expense is recorded in selling and marketing expenses.

Major Customer and Suppliers
      No individual customer accounted for ten percent or more of the Company’s consolidated net revenue in fiscal 2003, 2004 or 2005.
      The Company does not utilize a significant number of energy suppliers. In fiscal 2005, three suppliers accounted for 15%, 10%, and 10% of direct energy cost.

Operating Expenses
      Selling and marketing expenses consist principally of costs incurred for sales and marketing personnel and promotional and advertising activities. Advertising costs are expensed as incurred and were $92, $326 and $26 for fiscal 2003, 2004 and 2005, respectively.
      General and administrative expenses consist principally of costs incurred for all other corporate personnel, rent, utilities, telecommunications, insurance, legal fees, and other corporate costs including provisions made for uncollectible accounts receivable, the depreciation and amortization of tangible and intangible assets, and stock-based compensation (see below for details regarding stock-based compensation charges).
      In fiscal 2004, the Company decided to reclassify certain expenses related to the reorganization of the Company into a Delaware holding company structure and initial public listing of Commerce’s common stock on the American Stock Exchange (“reorganization and initial public listing expenses”) to a separately identified category within selling, general and administrative expense category. The Company has also reclassified certain non-operating litigation expenses related to capital-raising initiatives of prior management during the initial formation of the Company (“initial formation expenses”) from general and administrative expenses to other income and expenses.

Earnings (Loss) Per Common Share
      Earnings (loss) per common share — Basic has been computed by dividing net income (loss) available to common stockholders, after any preferred stock dividends, by the weighted average number of common shares outstanding during the fiscal year. Earnings (loss) per common share — Diluted has been computed by giving additional effect in the denominator to the dilution that would have occurred under the treasury stock and if-converted methods, as applicable, had outstanding stock options, stock purchase warrants and convertible debt been exercised or converted into additional common shares. For the fiscal years ended 2004 and 2005, assumed exercises or conversions have been excluded in computing the diluted loss per share since there were net losses for the fiscal years and their inclusion would be anti-dilutive.

Stock Option-Based Compensation
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Pro forma information regarding earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.
      The Company did not have an active market for its common stock until July 8, 2004, on which date the Company’s common stock was listed on the American Stock Exchange under the symbol “EGR.” As a result, the value of the Company’s stock-based awards granted to employees and outside directors in fiscal 2003 and 2004 was estimated using the minimum value method, which does not consider stock price volatility. Stock-based awards granted in fiscal 2005 have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS No. 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted under the minimum value method. The estimated fair values for stock options granted during fiscal 2003 and 2004 were $1.86 and $1.92, respectively. The market price at July 31, 2005 was $1.49.
      The fair value of stock-based awards granted in fiscal years 2003, 2004 and 2005 were estimated using the following weighted-average assumptions:

	Fiscal Year Ended July 31,

	2003	2004	2005

Weighted-average risk-free interest rate	4.0%	4.9%	5.0%
Average expected life in years	4.7	6.0	6.0
Expected dividends	None	None	None
Volatility	—	—	0.8252

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our net income (loss) and earnings (loss) per common share as follows:

	Fiscal Year Ended July 31,

	2003	2004	2005

Net income (loss) as reported	$5,422	$(21,720)	$(6,114)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	636	256
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(382)	(1,222)	(2,977)

Pro forma net income (loss)	$5,040	$(22,306)	$(8,835)

Earnings (loss) per share:
Basic — as reported	$0.19	$(0.77)	$(0.20)

Basic — pro forma	$0.18	$(0.79)	$(0.29)

Diluted — as reported	$0.18	$(0.77)	$(0.20)

Diluted — pro forma	$0.17	$(0.79)	$(0.29)

Cash and Cash Equivalents
      Cash equivalents consist primarily of investments in highly rated and/or insured liquid debt instruments with maturities or interest reset dates of three months or less. The Company maintains its cash and cash equivalents with highly rated financial institutions, thereby minimizing any associated credit risks.

Accounts Receivable
      The Company’s accounts receivable consist of billed and unbilled receivables from customers. The Company’s customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power and natural gas delivered to customers as of the end of the period, but not yet billed. Unbilled receivables from sales are estimated by the Company to be the number of units of electricity and natural gas delivered but not yet billed, multiplied by the current customer average sales price per unit.

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
      The Company maintains an allowance for doubtful accounts, which represents management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, account aging and other currently available evidence (see Note 8).

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory
      Inventory represents natural gas in storage and is stated at the lower of weighted average cost or market.

Deferred Income Taxes
      Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary timing differences between tax and financial statement reporting. During fiscal year 2004 and continuing in fiscal 2005, the Company established a valuation allowances to reserve its net deferred tax assets, less possible tax refunds, because management believes it is not certain that the Company will realize the tax benefits in the foreseeable future.

Restricted Cash, Cash Equivalents and Energy Deposits
      Cash and cash equivalents which the Company currently cannot access, as they are pledged as collateral for electricity commodity purchase obligations or to secure letters of credit for a variety of purposes, are reported as restricted. The Company also has energy deposits pledged as collateral for electricity commodity purchase obligations.

Property and Equipment
      Property and equipment are recorded at cost. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. Depreciation of property and equipment has been computed using the straight-line method over estimated economic useful lives of three to five years.
      Certain software development and implementation costs to install third party software incurred on significant projects for internal use, primarily consisting of direct internal labor costs and third-party system application development costs incurred, are capitalized. These capitalized costs, once the application is placed in service, are amortized using the straight-line method over estimated economic useful lives of three to five years.

Goodwill
      Goodwill represents the excess of the acquisition cost over the net assets acquired. Skipping Stone was acquired in fiscal 2004 and resulted in $587 of goodwill. The acquisition in fiscal 2005 of certain assets of ACN Utilities, Inc. (“ACNU”) (see Note 3), resulted in the recording of $6,214 in goodwill.
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized but is subject to periodic impairment tests. For the goodwill related to the Skipping Stone and ACNU acquisitions, the Company retained independent outside valuation specialists to value the intangible assets associated with the acquisition. The resulting goodwill was reevaluated at year end and it was determined that no impairment had occurred. Goodwill related to PEC was assessed for impairment on a quarterly basis, with the resulting reductions charged to expense in results of operations.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets
      Direct costs incurred in acquiring intangible assets have been capitalized. Intangible assets represent the Company’s 1-800-Electric telephone number, rights to internet domain names, a covenant not to compete and certain assets acquired as part of the Skipping Stone and ACNU acquisitions, including customer list, software and other intangibles. Each intangible asset is being or has been amortized over the shorter of its contractual or estimated economic useful life, which collectively range from two years to indefinite lives, in the case of operating licenses. Aggregate amortization expense for these intangible assets was $238, $376 and $888 for fiscal 2003, 2004 and 2005, respectively. Other intangible assets are as follows:

	Fiscal Year Ended July 31, 2005

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Customer lists	$2,000	$244	$1,756
Software	1,810	640	1,170
Licenses (indefinite life)	900	—	900
Other intangibles	1,823	775	1,048

	$6,533	$1,659	$4,874

	Fiscal Year Ended July 31, 2004

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Customer lists	$1,140	$25	$1,115
Software	1,060	141	919
Other intangibles	1,823	605	1,218

	$4,023	$771	$3,252

      The future aggregate amortization expense for intangibles is as follows:

Fiscal Year Ending July 31,

2006	$1,107
2007	753
2008	500
2009	279
2010 and beyond	1,335

$3,974

Impairment of Long-Lived Assets
      Management evaluates each of the Company’s long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, the net book value is reduced to an amount equal to the estimated future cash flows, on an appropriately discounted basis.

Fair Value of Financial Instruments
      The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial instruments are reflected in the accompanying

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated balance sheets at amounts considered by management to approximate their fair values due to their very short-term nature.

Segment Reporting
      The Company’s chief operating decision makers work together to allocate resources and assess the performance of the Company’s business. These members of senior management currently manage the Company’s business, assess its performance, and allocate its resources as the single operating segment of energy retailing. Although the Company acquired Skipping Stone in fiscal 2004, Skipping Stone revenue, net of inter-company eliminations, accounts for less than 1% of total net revenue at July 31, 2004 and 2005, and geographic information is not material.

Accounting for Derivatives Instruments and Hedging Activities
      The Company’s activities expose it to a variety of market risks, principally from commodity prices. Management has established risk management policies and procedures designed to reduce the potentially adverse effects that the price volatility of these markets may have on its operating results. The Company’s risk management activities, including the use of derivative instruments such as forward physical delivery contracts and financial swaps, options and futures contracts, are subject to the management, direction and control of an internal risk oversight committee. The Company maintains commodity price risk management strategies that use these derivative instruments, within approved risk tolerances, to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility.
      Supplying electricity and natural gas to retail customers requires the Company to match customers’ projected demand with long-term and short-term commodity purchases. The Company purchases substantially all of its power and natural gas utilizing forward physical delivery contracts. These physical delivery contracts are defined as commodity derivative contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Using the exemption available for qualifying contracts under SFAS No. 133, the Company applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, the Company records revenue generated from customer sales as energy is delivered to retail customers and the related energy under the forward physical delivery contracts is recorded as direct energy costs when received from suppliers.
      In January 2005, the Company sold two significant electricity forward physical delivery contracts (on a net cash settlement basis) back to the original supplier in connection with a strategic realignment of its customer portfolio in the Pennsylvania electricity market (PJM-ISO), which resulted in a gain of $7.2 million in the second quarter of fiscal 2005. As a result of that sale, the normal purchase and normal sale exemption is no longer available for the Pennsylvania market (PJM-ISO).
      For forward contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, the Company elects cash flow hedge accounting, where appropriate. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in Other Comprehensive Income (Loss) and subsequently reclassified as direct energy cost in the statement of operations as the energy is delivered.
      Certain financial derivative instruments (such as swaps, options and futures), designated as economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded in operating income (loss) and as a current or long-term derivative asset or liability. The subsequent changes in the fair value of these contracts may result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy cost in the consolidated statement of operations for each fiscal period. As of July 31, 2005, the mark to market

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of economic hedges, utilized primarily to hedge the Company’s cost of electricity in Pennsylvania, was a loss of $.7 million. The notional value of these derivatives was $11.2 million.

Recent Accounting Standards
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R is effective for our first quarter of fiscal 2006.
      The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods. The Company expects that the adoption of SFAS No. 123R will result in an expense of approximately $200 for fiscal 2006 for options issued as of July 31, 2005. However, uncertainties, including the Company’s future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in Note 2. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by the Company’s acceleration of 1,300 unvested and “out-of-the-money” stock options in fiscal 2005 as disclosed in Note 14.

3.	Acquisition
      On February 9, 2005, the Company acquired certain assets of ACN Utility Services, Inc. (“ACNU”), a subsidiary of American Communications Network, Inc. (the “Parent”), and its retail electricity and natural gas sales business. ACNU sells retail electricity in Texas and Pennsylvania and sells retail natural gas in California, Georgia, Maryland, New York, Ohio and Pennsylvania. The aggregate purchase price was $14.5 million in cash and 930 shares of the Company’s common stock, valued at $2.0 million. In addition, as part of the initial purchase price, the Company was required to fund $2,542 of collateralized letters of credit on the closing date to guarantee our performance to various third parties. The common stock payment is contingent upon meeting certain sales requirements during the year following the acquisition date, and has been placed in an escrow account. Based on sales results to date, it appears that virtually none of the contingent consideration will be earned and goodwill will be reduced by substantially all of the $2.0 million in February 2006.
      The assets acquired include approximately 80,000 natural gas and electricity residential and small commercial customers, natural gas inventory associated with utility and pipeline storage and transportation agreements and natural gas and electricity supply, scheduling and capacity contracts, software and other infrastructures. No cash or accounts receivables were acquired in the transaction and none of ACNU’s legal liabilities were assumed. The assets purchased and the operating results generated from the acquisition have been included in the Company’s operations as of February 1, 2005, the effective date of the acquisition.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the unaudited, pro forma consolidated results of operations for the fiscal years ended July 31, 2004 and 2005 as if the acquisition of ACNU had occurred at the beginning of fiscal 2004. These pro forma results are not necessarily indicative of (a) the results of operations that would have occurred had ACNU actually been acquired at the beginning of fiscal 2004, and (b) future results of operations.

	Fiscal Years Ended
	July 31,

	2004	2005

Net revenues	$296,106	$293,184
Loss before benefit from income taxes	(22,754)	(5,625)
Net loss	(21,737)	(5,625)
Loss per share:
Basic and diluted	(0.74)	(0.18)
      The following table presents the unaudited assets (no liabilities were acquired) acquired from ACNU as of the date of acquisition:

Natural gas inventory	$3,578
Equipment	78
Other assets	2,011
Replacement of letter of credit facility	2,542

Net assets acquired	$8,209

      Immediately following the acquisition, the Company engaged the services of a professional appraiser to assist in determining the value of separately identifiable intangible assets acquired in connection with the acquisition of ACNU. The following table presents the results of the valuation:

Category of intangible assets:
Intangible assets subject to amortization:
Customer list	$860
Software	750

Total	$1,610

Intangible asset not subject to amortization:
Licenses	$900

      The intangible assets are included in “Other intangible assets” in the accompanying consolidated balance sheet at July 31, 2005 and are being amortized over lives that range from three years to five years (for intangibles subject to amortization and indefinite for Licenses).
      The amount of goodwill created as a result of this transaction is summarized as follows:

Purchase price	$16,525
Amount assigned to the net assets acquired	8,209
Amount assigned to intangible assets	2,510

Goodwill created (excluding $408 of acquisition costs)	$5,806

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Market and Regulatory
      The Company currently serves electricity and gas customers in nine states, operating within the jurisdictional territory of nineteen different local utilities. Although regulatory requirements are determined at the individual state, and administered and monitored by the Public Utility Commission, or PUC, of each state, operating rules and rate filings for each utility are unique. Accordingly, the Company generally treats each utility distribution territory as a distinct market. Among other things, tariff filings by local distribution companies, or LDCs, for changes in their allowed billing rate to their customers in the markets in which the Company operates, significantly impact the viability of the Company’s sales and marketing plans, and it’s overall operating and financial results.

Electricity
      Currently, the Company actively markets electricity in eleven LDC markets within the five states of California, Pennsylvania, Michigan, New Jersey and Texas.
      On April 1, 1998, the Company began supplying customers in California with electricity as an Electric Service Provider, or ESP. On September 20, 2001, the California Public Utility Commission, or CPUC, issued a ruling suspending the right of Direct Access, or DA, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, although permitting the Company to keep current direct access customers and to solicit direct access customers served by other ESPs, prohibits the Company from soliciting new non-DA customers for an indefinite period of time.
      Currently, several important issues are under review by the CPUC, including a Resource Adequacy Requirement and a Renewable Portfolio Standard. Additional costs to serve customers in California are anticipated from these proceedings, however, the CPUC decisions will determine the distribution of those costs across all load serving entities and ultimately our financial impact.
      Proposition 80, an initiative on the November 8, 2005 California special election ballot, would ban electricity customers from buying their power from a supplier other than the electric distribution utilities, except for those all ready doing so.
      The current rate cap in Michigan on residential customers will be lifted as of January 1, 2006. A primary component of the rate increase is a shifting of rate responsibility away from commercial customers, whose rates are likely to decrease in January in spite of much higher wholesale energy costs. This may have a negative impact on the Company’s ability to retain and acquire new commercial customers in the state.
      In California, the FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California Energy Crisis of 2000 and 2001, and to recalculate what market clearing prices should have or might have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants, the Company can not predict whether the results would be favorable or unfavorable, nor can the Company predict the amount of such adjustments. The payment or receipt of adjustments, if any, will likely be conducted between FERC, the California ISO and the Company’s contracted scheduling coordinator for the period in question, Automated Power Exchange (APX). APX served as the direct interface with the now defunct California Power Exchange for the sale and purchase of some volumes of power by the Company during 2000 and 2001.
      There are no current rate cases or filings in the states of Pennsylvania, New Jersey or Texas that are anticipated to impact the Company’s financial results.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural Gas
      Currently, the Company actively markets natural gas in eight LDC markets within the six states of California, Georgia, Maryland, New York, Ohio and Pennsylvania. Due to recent and significant increases in the price of natural gas, a number of LDCs have filed or communicated expectations of filing for approval of rate increases to their customers. Although the impact of these filings cannot currently be estimated, they are not anticipated to adversely impact the Company’s financial results.
      The Company provides natural gas service to residential and small commercial customers in the Dominion East Ohio, or DEO, and the Columbia Gas of Ohio service areas. In December 2004, DEO notified the Public Utilities Commission of Ohio, or PUCO, of its desire to exit the commodity market. It’s stated goal is to become a distribution-only company by the end of 2006. Nearly 60% of DEO’s customers currently participate in Customer Choice whereby they are already receiving the commodity portion of the service from a provider other than DEO. In April 2005, DEO filed with the PUCO to embark upon its plan. The ultimate outcome of this filing is unknown; however, it is not anticipated to adversely impact the Company’s financial results.
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

5.	Interest Income, Net
      Interest income, net, is comprised of the following:

	Fiscal Year Ended
	July 31,

	2003	2004	2005

Interest income	$733	$554	$890
Interest expense	(18)	(5)	—

Interest income, net	$715	$549	$890

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes
      The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended July 31,

	2003	2004	2005

Current income taxes:
Federal	$2,900	$(3,623)	$74
State	829	95	—

Total	3,729	(3,528)	74

Deferred income taxes:
Federal	$1,155	$1,888	$(74)
State	229	623	—

Total	1,384	2,511	(74)

Provision for (benefit from) income taxes	$5,113	$(1,017)	$—

      A reconciliation of the federal statutory income tax rates to the Company’s effective income tax rates follows:

	Fiscal Year Ended
	July 31,

	2003	2004	2005

Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	6.4	2.1	—
Increase (decrease) in valuation allowance	(1.7)	24.4	38.3
Permanent item — offering costs	—	5.8	—
Expiration of stock options	8.3	—	—
Tax-exempt interest	(0.6)	(0.7)	(3.6)
Other	1.1	(1.1)	0.3

Effective income tax rate	48.5%	(4.5)%	—%

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes were as follows:

	July 31,

	2004	2005

Deferred income tax assets:
Stock options	$677	$344
Reserves and accruals	938	1,026
Net operating loss carryforwards	1,368	4,686
Allowance for doubtful accounts	1,436	2,472
Capital losses	424	730
Unrealized losses	4,291	2,078
AMT tax credit	—	226

Total deferred income tax assets	9,134	11,562
Less valuation allowance	(6,691)	(9,391)

Total deferred income tax assets, net	2,443	2,171

Deferred tax liabilities:
Depreciation and amortization	(596)	(378)
State income taxes	(664)	(928)
Acquired intangibles	(1,109)	(865)

Total deferred income tax liabilities	(2,369)	(2,171)

Net deferred income tax asset	$74	$—

      A valuation allowance increase equal to the net deferred tax asset has been provided as management believes it is more likely than not that the Company will not realize the benefits of the remaining net deferred tax asset at July 31, 2005. The increase in the valuation allowance for the fiscal year 2005 was $2,700.
      At July 31, 2005, the Company had net operating loss carryforwards of approximately $9,259 and $14,450 for federal and state income tax purposes, respectively, that begin to expire in years 2018 and 2008, respectively. Of these losses, $1,306 of the federal net operating loss carryforwards are subject to an annual limitation due to the “change of ownership” provision of the Tax Reform Act of 1986. In addition the Company’s 2005 and future net operating losses may also be subject to the “change of ownership” provision of the Tax Reform Act of 1986. As a result of this annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The company has also incurred capital losses of $1,632 which are available to offset capital gains generated by the company. These losses begin to expire in year 2009.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings (Loss) Per Common Share
      Earnings (loss) per common share have been computed as follows:

	Fiscal Year Ended July 31,

	2003	2004	2005

Numerator:
Net income (loss)	$5,422	$(21,720)	$(6,114)
Less: Preferred stock dividends	(97)	—	—

Income (loss) applicable to common stock — Basic	5,325	(21,720)	(6,114)
Income impact from assumed conversion of preferred stock	97	—	—

Net income (loss) — Diluted	$5,422	$(21,720)	$(6,114)

Denominator:
Weighted-average outstanding common shares — Basic	27,424	28,338	30,946
Incremental common shares from assumed conversions:
Stock options	1,499	—	—
Series A convertible preferred stock	609	—	—
Other convertible preferred stock	704	—	—

Adjusted weighted-average common shares — Diluted	30,236	28,338	30,946

      For fiscal 2003, 2004 and 2005, 6,860, 9,779 and 8,464, respectively, of common shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. For fiscal 2004 and 2005, assumed in-the-money stock option exercises have been excluded in computing the diluted loss per share as there was a net loss. Their inclusion would reduce the loss per share and be anti-dilutive. If the assumed exercises had been used, fully diluted shares outstanding for fiscal 2004 and 2005 would have been 28,469 and 31,299, respectively.

8.	Accounts Receivable, Net
      Accounts receivable, net, is comprised of the following:

	July 31,

	2004	2005

Billed	$21,777	$22,016
Unbilled	12,535	11,325

	34,312	33,341
Less allowance for doubtful accounts	(3,193)	(5,498)

Accounts receivable, net	$31,119	$27,843

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following schedules set forth the activity in the Company’s allowance for doubtful accounts for the reported periods:

	Fiscal Year Ended July 31,

	2003	2004	2005

Balance, beginning of year	$2,538	$2,981	$3,193
Provisions charged to operations	1,709	2,589	3,092
Write-offs	(1,266)	(2,377)	(787)

Balance, end of year	$2,981	$3,193	$5,498

      In fiscal 2004, the Company collected $2,234 in past due accounts receivable in the settlement of the PG&E bankruptcy claim that was recorded in net revenue as received.
      The Company has granted security interests in its Michigan and Texas accounts receivable as security for payment of energy purchases.

9.	Restricted Cash, Cash Equivalents and Energy Deposits
      The Company has cash, cash equivalents and deposits related to outstanding letters of credit or cash deposited as collateral to secure performance under energy purchase contracts as follows:

	July 31,

	2004	2005

Short-term investments pledged as collateral for letters of credit to secure the purchase of energy and operating performance	$4,008	$8,222
Energy deposits pledged as collateral to secure the purchase of energy	5,085	11,122

Total restricted cash, cash equivalents and energy deposits	$9,093	$19,344

      The Company had $3,745 and $7,827 in outstanding letters of credit at July 31, 2004 and 2005, respectively.

10.	Investments
      During fiscal 2005 the Company had three investments in early-stage, energy related entities incurring operating losses, which are expected to continue, at least in the near term: Encorp, Inc. (“Encorp”), Turbocor B.V. (“Turbocor”) and Power Efficiency Corporation (“PEC”). At July 31, 2005, the Company sold its interest in Turbocor for $2,000 resulting in a gain of an equal amount. Each remaining company has limited working capital and as a result, continuing operations will be dependent upon their securing additional financing to meet their respective capital needs until positive cash flow is achieved. The Company has no obligation and currently no intention to invest additional funds into these companies.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 30, 2004 the Company reached an agreement with its investment manager, Northwest Power Management (“NPM”) to terminate its Summit relationship. As a result of the transaction, the Company no longer retains an equity interest or contractual relationship with Summit, and the Company retains and directly owns the investments in the three portfolio companies previously held by Summit. Under the terms of the termination agreement, the Company retains the entire interest in Encorp and Turbocorp previously held by Summit, and retains a portion of the interest in PEC that was previously held by Summit and not distributed to NPM in the settlement. The Company no longer consolidates the financial results of PEC in its financial reports due to a reduction in its ownership percentage, from 75.8% to 39.9%, as part of the agreement. The table below displays the activity for these investment accounts for fiscal 2004 (there was no significant change in these accounts in fiscal 2005 except for the sale of Turbocor as discussed above):

			Provision for		Direct
	Investment	Capital	Impairment	Investment	Ownership
	Basis at	Contribution/	and	Basis at	Percentage at
Investee	July 31, 2003	(Losses)	Distribution	July 31, 2004	July 31, 2004

Encorp	$2,030	$—	$(1,934)	$96	2.3%
Turbocor	3,332	800	(4,432)	—	9.3%

Subtotal	5,362	800	(6,066)	96
PEC	2,752	(1,324)	(1,428)	—	39.9%

Total investments	$8,114	$(524)	$(7,494)	$96

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

11.	Property and Equipment, Net
      Property and equipment, net, is comprised of the following:

	July 31,

	2004	2005

Information technology equipment, systems and software	$7,131	$4,139
Office furniture and equipment	1,468	1,039
Renewable energy assets	499	249
Leasehold improvements	257	141

	9,355	5,568
Less: accumulated depreciation and amortization	(6,742)	(3,561)

Property and equipment, net	$2,613	$2,007

      The Company retired $4,562 of property and equipment with $4,398 of related accumulated depreciation in fiscal 2005.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Accrued Liabilities
      Current accrued liabilities are comprised of the following:

	July 31,

	2004	2005

Accrued litigation and legal expense	$1,682	$1,053
Energy taxes payable	1,688	774
Accrued energy related fees	580	1,201
Accrued compensation related expenses	691	1,900
Accrued audit fees	275	369
Other	1,225	1,649

Total accrued liabilities	$6,141	$6,946

13.	Stockholders’ Equity

Restricted Stock
      In April 2004, pursuant to the terms of an employment agreement, the Company granted 150 shares of restricted common stock to its Chief Financial Officer which were to vest equally over the first three anniversary dates of employment, beginning April 1, 2005. The Company recorded $288 of deferred stock-based compensation as a result of the restricted stock grant. Total compensation cost recognized in fiscal year ended July 31, 2004 and 2005 for this stock-based employee compensation award was $32 and $256, respectively. The fiscal 2005 expense reflects the acceleration of vesting under the terms of his contract (See Note 15).

Common Stock
      All sales of Commonwealth’s common stock were made through private placements prior to July 6, 2004. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce Energy and the stockholders of Commonwealth became stockholders of Commerce. As a result of the reorganization, (a) each issued and outstanding share of common stock of Commonwealth was exchanged, subject to exercise of dissenters’ rights by the Commonwealth’s stockholders, for a share of Common Stock, par value $0.001 per share, of Commerce Energy (“Commerce Common Stock”) and a right to purchase (each, a “Right”) one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of Commerce (“Junior Participating Preferred”) and (b) Commerce assumed the Commonwealth’s 1999 Equity Incentive Plan (the “Plan”), all outstanding obligations to issue common stock under the Plan and all outstanding stock options issued outside the Plan. The stockholders of Commerce hold the same relative percentage of Commerce common stock as they owned of Commonwealth common stock immediately prior to the reorganization, subject to the exercise of dissenters rights which were paid in fiscal 2005.
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The rights will expire on July 1, 2014, unless they are earlier redeemed or exchanged by the Company, in each case, as described below. The exercise of rights for Series A Junior Participating Preferred Stock is at all times subject to the availability of a sufficient number of authorized but unissued Series A Junior Participating Preferred Stock. The rights are not exercisable until the distribution date, which will occur on the earlier of:

(i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Stock after the effective date of the reorganization, subject to certain exceptions set forth in the rights agreement; or

(ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes the beneficial owner of 15% or more of the outstanding Common Stock) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would result in any person or entity becoming the beneficial owner of 15% or more of the outstanding Common Stock.
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock Options
      Stock options granted after December 1999 will expire in December 2004 through 2010. As of July 31, 2005, 8,872 stock options remained unexercised and outstanding.
      The Company’s 1999 Equity Incentive Plan (“Plan”), which was approved by the Company’s stockholders, provides for the granting of up to an aggregate of 7,000 common shares. In addition, the Company’s Board of Directors has from time to time made individual grants of warrants or options outside the Plan. At July 31, 2005, the Company had 6,052 and 2,820 stock options unexercised and outstanding that were granted under and outside the Plan, respectively.
      Stock option activity is set forth below:

	Options Outstanding

				Weighted-
				Average
				Fair Value
			Weighted-	of
	Number of	Exercise Price	Average	Common
	Shares	Per Share	Exercise Price	Stock

Balance at July 31, 2002	10,490	$0.01 - $3.75	$1.82
Options granted:
Employee performance-based	300	2.50	2.50	$2.50
Other employees(1)	325	1.86 - 3.05	1.93	$1.86
Options exercised	(482)	0.01 - 1.00	0.03
Options cancelled	(403)	2.50 - 2.75	2.50
Options expired	(2,541)	0.01 - 1.00	0.22

Balance at July 31, 2003	7,689	0.25 - 3.75	2.55
Options granted:
Other(2)	3,981	0.05 - 3.75	1.86	$1.94
Options exercised	(102)	0.05 - 2.75	0.26
Options cancelled	(899)	2.75	2.75
Options expired	(362)	1.00 - 3.75	2.81

Balance at July 31, 2004	10,307	0.05 - 3.75	2.26
Options granted:
Other(3)	850	1.92 - 3.50	2.43	$2.43
Options exercised	(102)	0.50 - 1.92	1.92
Options cancelled	(1,881)	1.92 - 2.50	2.18
Options expired	(302)	1.86 - 2.75	2.18

Balance at July 31, 2005	8,872	$0.05 - $3.75	$2.24

(1)	Options with exercise prices equal to the fair value of the Company’s common stock at respective dates of grant.

(2)	Options of 447 were granted with exercise prices less than, options of 2,934 were granted with exercise prices equal to, and options of 600 were granted with exercise prices greater than, the fair value of the Company’s common stock at respective dates of grant.

(3)	Options were granted with exercise prices greater than the fair value of the Company’s common stock at respective dates of grant.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average characteristics of stock options outstanding as of July 31, 2005 were as follows:

		Average
	Number of	Remaining		Weighted
	Shares	Contractual	Shares	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercisable	Exercise Price

$0.05 - $0.50	221	0.6	221	$0.05
$0.51 - $1.92	3,404	8.3	3,354	1.86
$1.93 - $3.75	5,247	4.7	5,072	2.59

Total	8,872	6.0	8,647	$2.24

      During July 2005, the Company accelerated the vesting of 1,300 out-of-the-money options to reduce expected future reported expense under the new FASB Statement No. 123R “Share-Based Payments”.

Stock Options Granted to the Company’s Former Chairman and Chief Executive Officer.
      On April 21, 2005, the Company entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) with director and former Chief Executive Officer, Ian B. Carter. The Settlement Agreement provides for payments to Mr. Carter totaling $3.0 million. In addition, Mr. Carter retains an option to purchase 2.5 million shares of the Company’s common stock at $2.50 per share. With respect to the retained stock options, the Company has filed an appropriate registration statement with the Securities and Exchange Commission relating to the shares of common stock of the Company which underlie Mr. Carter’s stock option. Under the Settlement Agreement, Mr. Carter and the Company agreed to mutual general releases of all claims that the parties may have against each other and Mr. Carter agreed to relinquish any stock options he had been granted, or claimed to have been granted, in excess of the 2.5 million options.

15.	Commitments and Contingencies

Commitments

Employment Contract Commitments
      The Company entered into an employment agreement with Mr. Weigand on April 1, 2004 to serve as President of the Company. The agreement provided for an initial three year term and automatically extended for successive one year periods. On August 4, 2005, the Company’s board of directors decided to terminate, without cause, the employment of Mr. Weigand. In accordance with the terms of his employment agreement, the termination of Mr. Weigand’s employment became effective on October 8, 2005. At that time, Mr. Weigand entered into an Agreement Not to Engage in Prohibited Activities, under which he agreed not to directly or indirectly engage as an owner, employee, consultant or agent of any retail commodity marketing entity or entity that markets energy efficient products or back office services for a period of six months following his termination. Pursuant to the terms of his employment agreement, entering into the Agreement Not to Engage in Prohibited Activities entitles Mr. Weigand to receive severance payments equal to his base salary ($400 annually) for the remaining term of his employment agreement (through April 1, 2007).
      The Company entered into an employment agreement with Mr. Boughrum on April 1, 2004 to serve as Chief Financial Officer of the Company. The agreement provided for an initial three year term and automatically extended for successive one year periods. On August 4, 2005, the Company’s board of directors decided to terminate without cause the employment of Mr. Boughrum. In accordance with the terms of his employment agreement, the termination of Mr. Boughrum’s employment became effective on October 8, 2005. At that time, Mr. Boughrum entered into an Agreement Not to Engage in Prohibited Activities, under which he agreed not to directly or indirectly engage as an owner, employee, consultant or agent of any retail commodity marketing entity or entity that markets energy efficient products or back office services for a

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period of six months following his termination. Pursuant to the terms of his employment agreement, entering into the Agreement Not to Engage in Prohibited Activities entitles Mr. Boughrum to receive severance payments equal to his base salary ($350 annually) for the remaining term of his employment agreement (through April 1, 2007). In addition, all of Mr. Boughrum’s restricted stock grants immediately vested.
      The contractual obligations owed to Mr. Weigand and Mr. Boughrum have been accrued in fiscal 2005 and totaled $1,500.
      In August 2005, the Company entered into an employment agreement with it’s newly appointed Chief Executive Officer, Mr. Steven S. Boss. Mr. Boss will receive an annualized base salary of $412, with a target incentive bonus of 50% of base salary. Mr. Boss was granted an option to purchase 300 shares of the Company’s common stock at an exercise price equal to $1.80 per share, with vesting as to 100 shares upon hire and as to 100 shares on each of the first two anniversaries thereafter. Mr. Boss was also granted 200 shares of restricted stock, which vest as to 50 shares on the first anniversary of hire and as to 50 shares upon the achievement of performance targets for fiscal years 2006, 2007 and 2008, respectively. The agreement provides that if Mr. Boss is terminated without cause or if he resigns for good reason, Mr. Boss will be entitled to severance equal to twelve (12) months of his then current base salary payable over a 12-month period, plus 12 months accelerated vesting of outstanding unvested stock options and restricted stock. In the event of a change of control of the Company, Mr. Boss may resign for good reason within 180 days after the change of control.

Purchase Commitments
      The Company has entered into a series of electricity supply contracts to purchase electricity covering approximately 64.5% of the customers’ firm load servicing requirements for peak period electricity for fiscal 2006 based on the Company’s forecast. The following is a summary of the Company’s commitments to purchase electric power by state as of July 31, 2005:

	Fiscal Years Ending July 31,

	2006	2007	Total

California	$36,005	$12,468	$48,473
Pennsylvania and New Jersey	10,645	—	10,645

Total	$46,650	$12,468	$59,118

      For the Michigan market, the Company has entered into several forward energy supply contracts with a major electric power generator to purchase a full-requirements, all services product to service the Company’s customer load. These full requirement service contracts include energy and all scheduling costs. The Company’s customers must use within a limited range of the forecasted load or the generator will supply the additional electricity at their current market price plus an additional charge for other services provided. If the Company falls below the allowed range of the forecast, the generator will sell the excess electricity at market and credit us with the proceeds, but will charge us a service fee for the unused electricity.
      As the price at which the Company can purchase electric power is fixed during the terms of the contracts. If the price at which the Company can competitively resell this power falls below the contract full-requirements purchase price, the Company would incur operating losses.

Operating Leases
      The Company leases its facilities as well as certain equipment under operating leases. Certain of these operating leases are non-cancelable and contain rent escalation clauses relating to any increases to real property taxes and maintenance costs. The Company incurred aggregate rent expense under operating leases of $742, $931, and $1,191 in fiscal 2003, 2004 and 2005, respectively.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The future aggregate minimum lease payments under operating lease agreements in existence at July 31, 2005 are as follows:

Fiscal Year Ending July 31,

2006	$983
2007	901
2008	879
2009	86
2010	—

$2,849

Employee Benefit Plan
      The Company has a 401(k) retirement plan in which any full time employee may participate. The Company contributes $0.50 for each dollar of employee contribution up to a maximum employer contribution of 3% of each participant’s annual salary. The maximum employer contribution at 3% corresponds to an employee contribution of 6% of annual salary. Such contribution totaled $92, $144 and $190 for the years ended December 31, 2003, 2004 and 2005, respectively.

Regulatory Proceedings
      The Company is a party to a number of Federal Energy Regulatory Commission (“FERC”) and California ISO proceedings related to the California Energy Crisis of 2000 and 2001. The FERC and other regulatory judicial bodies continue to examine the behavior of market participants during this energy crisis and may recalculate what market clearing prices should have or might have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants, the Company can not predict whether the results would be favorable or unfavorable for the Company, nor can it predict the amount of any such adjustments.

Litigation
      Since the date of the 10-K for period ending July 31, 2004, previously reported legal proceedings have been resolved as follows:
      On January 21, 2005, the court granted the Company’s motion to dismiss in Coltrain, et al. v. Commonwealth Energy Corporation, et al. (Case number CV03-8560-FMC (RNBx)) for lack of prosecution.
      On December 23, 2004, the Company entered into a full and comprehensive Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with stockholder and former director of Commonwealth Energy Corporation, Joseph P. Saline, and stockholder Joseph Ogundiji. The Settlement Agreement effectively ended all legal actions between the parties that began in 2001, including Orange Court Superior Court case numbers 01CC10657, 01CC09285, 03CC03409, 04CC05038. The Settlement Agreement acknowledges and validates Mr. Saline’s shares of common stock in the Company and provides for a $1.2 million settlement payment to Mr. Saline. The Settlement Agreement also provides Mr. Ogundiji with a payment of $222,400 in settlement of all his claims and for canceling all of his 120 shares of common stock. In addition, Mr. Saline and Mr. Ogundiji agreed that for the next two years they would submit any future diputes to mediation before commencing litigation or before they take any steps to contact the Company’s stockholders for any reason related to bringing a proxy contest.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 18, 2005, the court struck the defendant’s answers and dismissed their counter-claim in Commonwealth Energy Corporation v. Wayne Mosley, et al. (Case number CV03-00402-NM (RNBx)) for failure to prosecute and failure to comply with orders of the court.
      We are currently, and from time to time may become, involved in litigation concerning claims arising out of our operations in the normal course of business. We are currently not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations or financial position.

16.	Related Party Transactions
      During fiscal 2004, the Company engaged Nexus Advisory to assist in the Company’s financial reorganization. The Company paid Nexus Advisory $110 in fiscal 2004 for consulting services. In July 2004, David Barnes, the principal of Nexus Advisory, became the Company’s Vice President of Finance and Investor Relations. The Company did no further business with Nexus Advisory in fiscal 2005 and Mr. Barnes’ employment with the Company terminated in December 2004.
      In prior fiscal years, the Company utilized Technical Service Group, Inc., doing business as Symcas-TSG (“Symcas”) on a limited basis for its IT maintenance. During fiscal 2004, Linda Guckert, the Company’s Vice President of Information Technology, terminated her relationship with Symcas and the Company paid Symcas $577 in fiscal 2003 and less than $10 in fiscal 2004 and 2005.
      On April 1, 2004, the Company acquired Skipping Stone Inc., an energy consulting and technology firm. Skipping Stone was a privately held company that was principally owned by Peter T. Weigand. Mr. Weigand, who was the Chief Executive Officer of Skipping Stone prior to its acquisition by the Company, became the President of Commonwealth, Commerce Energy and Skipping Stone on April 1, 2004. Prior to its acquisition of Skipping Stone, since 2001, Commonwealth has engaged Skipping Stone to perform various consulting services. The consulting services were performed by various employees and independent contractors of Skipping Stone, including Peter T. Weigand and Richard L. Boughrum, who was an independent contractor of Skipping Stone until March 28, 2004. On April 1, 2004, Mr. Boughrum became the Chief Financial Officer of Commonwealth and Commerce Energy. Consulting services performed by Skipping Stone for Commonwealth have included data collection and analysis of market size information, review of energy supply and finance agreements, development of business plans, work plans and definitions of various strategic initiatives and representation of the Company in the implementation of such initiatives. The agreements to perform consulting services were terminable by either party at any time. At the time of the completion of the merger, the only on-going consulting services being performed by Skipping Stone for Commonwealth relate to Commonwealth’s preparations in connection with its upcoming required report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Commonwealth has paid Skipping Stone an aggregate of approximately $308 in consulting fees and expenses from March 2002 through the acquisition date. Through March 31, 2004, approximately 23% of Skipping Stone’s calendar 2004 revenues had been derived from consulting fees paid by Commonwealth.
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Each of the former holders of Skipping Stone common stock, including Mr. Weigand, has agreed to place 20% of the Commonwealth shares issued to him in the merger in an escrow for a period of six months. The stockholder escrow shares are subject to forfeiture, at $1.92 per share, based upon a two part “true up” calculation, which is defined in the merger agreement. The first part of the calculation is designed to cover a decline in the value of Skipping Stone’s net equity, defined as the difference between the total assets minus the total liabilities, from December 31, 2003 to April 1, 2004, the effective time of the merger. The second part of the calculation will verify that as of six months from the effective time all assets have been collected, amortized or realized as cash and no other liabilities have been accrued or paid by Skipping Stone or Commonwealth after the effective time. The stockholder escrow shares continue to be held in escrow pending resolution of the “true-up” calculation.
      In addition, each of the former holders of Skipping Stone common stock, including Mr. Weigand, has agreed to place an additional 10% of the Commonwealth shares issued to him in the merger in an escrow for a period of eighteen months in the case of Mr. Weigand, and twelve months in the case of the other three former holders of Skipping Stone common stock. The retention escrow shares of Mr. Weigand continue to be held in escrow pending resolution of the “true-up” calculation. The retention escrow shares are subject to forfeiture in the event that such person voluntarily resigns his employment with Commonwealth, Commerce Energy or any of their affiliates after the reorganization during the escrow period (but not upon death, disability or certain changes in control not approved by the board). In connection with the merger, Mr. Weigand also entered into an Agreement Not to Compete for twelve months after he is no longer employed by Commonwealth, Commerce or any of their affiliates, except under the circumstance of a change in control not approved by Board of Commonwealth or Commerce.
      The Company purchases natural gas from several suppliers, including Cook Inlet Energy Supply LLC (“Cook Inlet”). Gregory L. Craig is the Chief Executive Officer and a substantial shareholder of Cook Inlet, and was appointed to the Company’s Board of Directors as a Class 1 Director in November 2004 through August 2005, when Mr. Craig resigned from the Board. For the six months ended July 31, 2005, the Company purchased $9.2 million of natural gas from Cook Inlet, 5% of the Company’s total direct energy costs. The Company believes the purchases were on terms comparable to those available from unaffiliated suppliers. The Company’s natural gas retailing business was acquired in February 2005, and the supply arrangement with Cook Inlet existed at the time of acquisition.

17.	Quarterly Financial Information (Unaudited)
      The majority of the Company’s commodity supply contracts are accounted for pursuant to the normal purchase, normal sale accounting treatment prescribed by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS No. 133, whereby contracted energy costs are recorded at the time of physical delivery. During fiscal 2005, the

COMMERCE ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company accounted for certain of its electricity supply contracts (all electricity supply contracts for its Pennsylvania market entered into after January 28, 2005) and certain other financial derivatives as cash flow hedges, whereby mark to market accounting gains or losses were deferred and reported as a component of other comprehensive income (loss) until the time of physical delivery.
      In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended July 31, 2005 management determined that derivatives previously designated as cash flow hedges lacked the adequate documentation of the method for measurement and testing of hedge effectiveness required to qualify as cash flow hedges under SFAS No. 133. Additionally, we determined that certain derivatives contracts had been inappropriately accounted for as normal purchase, normal sale contracts and thereby erroneously accounted for as exempt from the mark to market accounting provisions of SFAS No. 133. Mark to market gains or losses on derivatives previously designated as cash flow hedges and on contracts inaccurately exempted as normal purchase, normal sale contracts required adjustment in the income statement for each period, rather than deferral as a component of other comprehensive income (loss) until physical delivery. The Company has restated its results for each of the quarterly periods ended October 31, 2004, January 31, 2005 and April 30, 2005, the effects of which are summarized below and were to increase (decrease) direct energy costs in the first, second and third quarterly periods in fiscal 2005 by $1,071, ($1,613) and ($328), respectively. The effect of the restatement on the Company’s consolidated balance sheet at the end of each quarter is immaterial and the restatement had no effect on our cash flows. The fiscal 2004 quarterly financial information is shown as reported for comparative purposes only and was not impacted by the restatement.
      The following is the Company’s quarterly financial information:

	October 31		January 31		April 30		July 31	Fiscal Year

	Reported	Restated	Reported	Restated	Reported	Restated

Year ended July 31, 2005:
Net revenue	$58,496	$58,496	$61,048	$61,048	$68,478	$68,478	$65,831	$253,853
Direct energy costs	52,406	51,335	51,026	52,639	60,439	60,767	60,930	225,671

Gross profit	6,090	7,161	10,022	8,409	8,039	7,711	4,901	28,182
Net loss	(1,120)	(48)	(729)	(2,342)	(993)	(1,319)	(2,405)	(6,114)
Net loss per common share:
Basic and diluted	(0.04)	(0.00)	(0.02)	(0.08)	(0.03)	(0.04)	(0.08)	(0.20)

	October 31	January 31	April 30	July 31	Fiscal Year

Year ended July 31, 2004:
Net revenue	$58,396	$47,038	$48,521	$56,668	$210,623
Direct energy costs	54,075	43,783	42,799	50,523	191,180

Gross profit	4,321	3,255	5,722	6,145	19,443
Net loss	(1,122)	(7,653)	(5,594)	(7,351)	(21,720)
Net loss per common share:
Basic and diluted	(0.04)	(0.28)	(0.20)	(0.25)	(0.77)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Reorganization, by and among American Energy Group, Inc., CEC Acquisition Corp. and Commonwealth Energy Corporation, previously filed with the Commission on July 6, 2004 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
2.2	Agreement and Plan of Merger dated March 29, 2004 by and among Commonwealth Energy Corporation, Skipping Stone Acquisition Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock previously filed with the Commission on April 5, 2004 as Exhibit 2.2 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
2.3	Asset Purchase Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc. and, as to certain sections thereof only, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K filed and incorporated herein by reference.
2.4	Transition Services Agreement dated as of February 9, 2005 by and between American Communications Network, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on February 10, 2005 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.5	Sales Agency Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.6	Escrow Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc., Commerce Energy Group, Inc., American Communications Network, Inc. and Computershare Trust Company, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the Commission on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the Commission on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the Commission on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian B. Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000, previously filed with the Commission on August 9, 2001 as Exhibit 10.12 to Commonwealth Energy Corporation’s Registration Statement on Form 10 and incorporated herein by reference.

Exhibit	Description

10.2	Consent and Waiver Agreement dated March 12, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.
10.3	Second Amendment to Employment Agreement dated March 16, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.2 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on November 14, 2001 as Exhibit 10.15 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/ A and incorporated herein by reference.
10.5	Amendment to Employment Agreement dated March 31, 2004 between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on April 5, 2004 as Exhibit 10.5 to Amendment No. 3 to Commerce Energy Group’s Registration Statement on Form S-4 and incorporated herein by reference.
10.6	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.7	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.8	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation’s Registration Statement on Form S-8 and incorporated herein by reference.
10.9	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on November 15, 2004 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.10	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation, previously filed with the Commission on April 5, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.11	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation, previously filed with the Commission on March 16, 2004 as Exhibit 10.3 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004 and incorporated herein by reference.
10.12	Settlement Agreement and Release dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.12 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.13	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.13 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.14	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.14 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.15	Stock Option Agreement dated as of July 8, 1999 between Ian B. Carter and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.15 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description

10.16	Indemnification Agreement dated as of January 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.16 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.17	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.17 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.18	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.19	Executive Employment Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.20	Stock Option Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.21	Restricted Stock Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.22	Indemnification Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.23	Agreement for Consulting Services dated as of August 1, 2005 between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report filed on Form 8-K and incorporated herein by reference.
10.24	Extension of Agreement for Consulting Services between Commerce Energy Group, Inc. and Lawrence Clayton, Jr. dated as of September 29, 2005, previously filed with the Commission on September 30, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.25	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Peter Weigand, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.26	Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.27	Commerce Energy Group, Inc. 2005 Employee Stock Purchase Plan, previously filed with the Commission on January 19, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.28	Summary of Commerce Energy Group, Inc. Management Bonus Program for 2005, previously filed with the Commission on March 1, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.29	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated February 28, 2005, previously filed with the Commission on March 7, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.30	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated May 31, 2005.
10.31	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the May 31, 2005 Employment Offer Letter Agreement.

Exhibit	Description

10.32	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.33	Stock Option Agreement dated April 29, 2005 by and between Ian B. Carter and Commerce Energy Group, Inc.
10.34	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Richard L. Boughrum, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
Other Material Contracts

10.35	Skipping Stone Stockholder Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock, previously filed with the Commission on April 5, 2004 as Exhibit 2.3 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.36	Retention Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc., Peter Weigand, Greg Lander, Eric Alam and Bruno Kvetinskas, previously filed with the Commission on April 5, 2004 as Exhibit 2.4 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.37	Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone, Inc. common stock dated March 29, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.38	Agreement Not To Compete by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand dated April 1, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.6 to Amendment No. 3 Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.39	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001, previously filed with the Commission on November 14, 2001 as Exhibit 10.6 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/ A and incorporated herein by reference.
10.40	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, previously filed with the Commission on April 3, 2002 as Exhibit 10.19 to Amendment No. 2 to Commonwealth Energy Corporation’s Registration Statement on Form 10/ A and incorporated herein by reference.
10.41	Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.25 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.42	Restructuring and Termination of Membership Agreement dated as of April 30, 2004 by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc., previously filed with the Commission on June 14, 2004 as Exhibit 10.5 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.43	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K for the year ended July 31, 2002 and incorporated herein by reference.
10.44	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004, as Exhibit 10.20 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003 and incorporated herein by reference.

Exhibit	Description

10.45	Exelon Generation Company, LLC Confirmation Agreement dated July 22,2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.21 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003 and incorporated herein by reference.
10.46	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated March 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.22 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003 and incorporated herein by reference.
10.47	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated July 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/ A for the year ended July 31, 2003 and incorporated herein by reference.
10.48	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading, previously filed with the Commission on November 15, 2004 as Exhibit 10.32 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.49	Revised Operating Agreement dated October 27, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.50	Settlement Agreement and Mutual General Release dated December 23, 2004 by and between Commerce Energy Group, Inc, Commonwealth Energy Corporation, Ian Carter, Robert Perkins, Brad Gates, Joseph P. Saline, Patricia E. Saline and Joseph Ogundiji, previously filed with the Commission on December 27, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
14.1	Commerce Energy Group, Inc. Code of Business Conduct and Ethics, previously filed with the Commission on November 15, 2005 as Exhibit 14.1 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit	Description

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.