Form 10-Q
period 2005-10-31
COMMERCE ENERGY GROUP INC
filed 2005-12-15
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of December 14, 2005, 30,231,809 shares of the registrant’s common stock were outstanding.

COMMERCE ENERGY GROUP, INC.
Form 10-Q
For the Period Ended October 31, 2005

FORWARD-LOOKING INFORMATION
      A number of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting management’s current expectations. On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Form 10-Q relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements.
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
      In addition to the factors and other matters discussed under the caption “Factors That May Affect Future Results” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, some important factors that could cause actual results or outcomes for Commerce Energy Group, Inc. or our subsidiaries to differ materially from those discussed in forward-looking statements include:

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
COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,

	2005	2004

		(Restated)
Net revenue	$64,368	$58,496
Direct energy costs	56,128	51,335

Gross profit	8,240	7,161
Selling and marketing expenses	698	953
General and administrative expenses	7,609	5,007

Income (loss) from operations	(67)	1,201
Other income and expenses:
Initial formation litigation expenses	—	(1,439)
Interest income, net	287	190

Net income (loss)	$220	$(48)

Net income (loss) per common share:
Basic and diluted	$0.01	$(0.00)

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	July 31,
	2005	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,233	$33,344
Accounts receivable, net	27,565	27,843
Inventory	8,140	4,561
Prepaid expenses and other current assets	7,708	3,542

Total current assets	64,646	69,290
Restricted cash and cash equivalents	8,313	8,222
Deposits	13,201	11,347
Investments	91	91
Property and equipment, net	2,251	2,007
Goodwill	6,801	6,801
Other intangible assets	4,597	4,874

Total assets	$99,900	$102,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,901	$25,625
Accrued liabilities	6,664	6,946

Total current liabilities	29,565	32,571
Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 31,436 shares issued and outstanding at July 31, 2005 and 31,646 (unaudited) at October 31, 2005	62,609	62,609
Share-based compensation	231	—
Other comprehensive income (loss)	(177)	—
Retained earnings	7,672	7,452

Total stockholders’ equity	70,335	70,061

Total liabilities and stockholders’ equity	$99,900	$102,632

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,

	2005	2004

		(Restated)
Cash Flows From Operating Activities
Net income (loss)	$220	$(48)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	270	354
Amortization	277	168
Provision for doubtful accounts	344	548
Stock-based compensation expense	231	24
Changes in operating assets and liabilities:
Accounts receivable, net	(65)	3,119
Inventory	(3,579)	—
Prepaid expenses and other assets	(6,021)	554
Accounts payable	(2,724)	(3,769)
Accrued liabilities and other	(459)	(847)

Net cash provided by (used in) operating activities	(11,506)	103
Cash Flows From Investing Activities
Purchase of property and equipment	(514)	(151)

Net cash used in investing activities	(514)	(151)
Cash Flows From Financing Activities
Increase in restricted cash and cash equivalents	(91)	(260)

Net cash used in financing activities	(91)	(260)

Decrease in cash and cash equivalents	(12,111)	(308)
Cash and cash equivalents at beginning of period	33,344	54,065

Cash and cash equivalents at end of period	$21,233	$53,757

The accompanying notes are an integral part of these condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation
      The condensed financial statements for the three months ended October 31, 2005 of Commerce Energy Group, Inc. (“the Company”), include its two wholly-owned subsidiaries: Commerce Energy, Inc (“Commerce”) and Skipping Stone Inc. (“Skipping Stone”). All material inter-company balances and transactions have been eliminated in consolidation.

Preparation of Interim Condensed Consolidated Financial Statements
      These interim condensed consolidated financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated results of operations, financial position, and cash flows for the interim periods presented herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended July 31, 2005.

Uses of Estimates
      The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical experience as well as management’s future expectations. As a result, actual results could differ from management’s estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to the consolidated financial statements. The accounting policies relating to accounting for derivatives and hedging activities, inventory, independent system operator costs, allowance for doubtful accounts, revenue and unbilled receivables and other legal matters are those that we consider to be the most critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results.

Reclassifications
      Certain amounts in the condensed consolidated financial statements for the comparative prior fiscal period have been reclassified to be consistent with the current fiscal period’s presentation.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Revenue Recognition
      Energy sales are recognized when the electricity and natural gas are delivered to the Company’s customers. The Company’s net revenue is comprised of the following:

	Three Months Ended
	October 31,

	2005	2004

		(Restated)
Retail electricity sales	$49,641	$52,089
Excess energy sales	5,350	5,806

Total electricity sales	54,991	57,895
Retail natural gas sales	8,930	—
Other	447	601

Net revenue	$64,368	$58,496

      Skipping Stone revenue (which is included in retail electricity sales above), after elimination of inter-company transactions, for the three months ended October 31, 2005 and October 31, 2004 was $447 and $601, respectively, representing approximately 1% of total net revenue for both periods.

Stock-Based Compensation
      Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized a $231 pre-tax (tax effect minimal) charge associated with the expensing of stock options vested in the first fiscal quarter. This expense is included in general and administrative expenses.
      The fair value of options granted is estimated on the date of grant using the Black-Scholes model based on the following weighted-average assumptions in the table below. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of the grant with maturity dates approximately equal to the expected life at the grant date. The historical stock volatility of the Company’s common stock is used as the basis for the volatility assumption,

	Three Months Ended
	October 31,

	2005	2004

		(Restated)
Weighted-average risk-free interest rate	3.8%	4.0%
Average expected life in years	5.68	6.0
Expected dividends	None	None
Volatility	0.8252	0.8252

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
      A summary of option activity under the Commonwealth Energy Corporation 1999 Equity Incentive Plan (the “Incentive Plan”) as of October 31, 2005 and the changes during the quarter then ended is presented below.

	Options Outstanding

				Weighted-
			Weighted	Average
			Average	Fair Value
	Number of	Exercise Price	Exercise	of Common
	Shares	Per Share	Price	Stock

Balance at July 31, 2005	8,872	$0.05-$3.75	$2.24
Options granted:
Other(1)	350	$1.67-$1.80	$1.78	$1.52
Options cancelled	(87)	$2.08	$2.08

Balance at October 31, 2005(2)	9,135	$0.05-$3.75	$2.23

(1)	Options were granted with exercise prices greater than the fair value of the Company’s common stock at the respective dates of grant.

(2)	Options exercisable as of October 31, 2005 were 8,810 with a weighted average exercise price of $2.24.
      As of October 31, 2005, there was $299 of total unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over the period November 1, 2005 through August 1, 2007.
      Prior to the adoption of FAS123R, the Company accounted for its employee stock options under the provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company’s compensation cost, net loss or loss per share, would have reflected a nominal change if the stock-based compensation plan had been determined based on the fair value method (estimated using Black-Scholes option pricing model) at the grant dates in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, for the three months ended October 31, 2004.

Income Tax
      The Company has established valuation allowances to reserve its net deferred tax assets, because management believes it is not certain that the Company will realize the tax benefits in the foreseeable future.

Segment Reporting
      The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. These members of senior management currently manage the Company’s business, assess its performance, and allocate its resources as the single operating segment of energy retailing. As Skipping Stone, net of inter-company eliminations, accounts for approximately 1% of total net revenue, and geographic information is not material, no segment information is provided.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Accounts Receivable, Net
      Accounts receivable, net, is comprised of the following:

	October 31,	July 31,
	2005	2005

Billed	$22,857	$22,017
Unbilled	10,550	11,324

	$33,407	$33,341
Less allowance for doubtful accounts	(5,842)	(5,498)

Accounts receivable, net	$27,565	$27,843

Inventory
      Inventory represents natural gas in storage as required by state regulatory bodies and contractual obligations under customer choice programs. Inventory is stated at the lower of cost or market.

2.	Basic and Diluted Income (Loss) per Common Share
      Basic income (loss) per common share was computed by dividing net income (loss) available to common stockholders, by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that would occur if all outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net income (loss) by the weighted average number of common shares plus dilutive common equivalent shares outstanding, unless they were anti-dilutive.
      The following is a reconciliation of the numerator income (loss) and the denominator (common shares in thousands) used in the computation of basic and diluted loss per common share:

	Three Months Ended
	October 31,

	2005	2004

		(Restated)
Numerator:
Net income (loss) applicable to common stock — basic and diluted	$220	$(48)

Denominator:
Weighted-average outstanding common shares — basic	31,719	30,519
Effect of stock options	280	—

Weighted-average outstanding common shares — diluted	31,999	30,519

      For the three months ended October 31, 2004, the effects of the assumed exercise of all stock options are anti-dilutive; accordingly, such assumed exercises and conversions have been excluded from the calculation of net loss — diluted. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months ended October 31, 2004 would have been 30,881.

3.	Market and Regulatory
      The Company currently serves electricity and gas customers in nine states, operating within the jurisdictional territory of nineteen different local utilities. Although regulatory requirements are determined at

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
the individual state, and administered and monitored by the Public Utility Commission, or PUC, of each state, operating rules and rate filings for each utility are unique. Accordingly, the Company generally treats each utility distribution territory as a distinct market. Among other things, tariff filings by local distribution companies, or LDCs, for changes in their allowed billing rate to their customers in the markets in which the Company operates, significantly impact the viability of the Company’s sales and marketing plans, and its overall operating and financial results.

Electricity
      Currently, the Company actively markets electricity in eleven LDC markets within the five states of California, Pennsylvania, Michigan, New Jersey and Texas.
      On April 1, 1998, the Company began supplying customers in California with electricity as an Electric Service Provider, or ESP. On September 20, 2001, the California Public Utility Commission, or CPUC, issued a ruling suspending the right of Direct Access, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, although permitting the Company to keep current direct access customers and to solicit direct access customers served by other ESPs, prohibits the Company from soliciting new non-direct access customers for an indefinite period of time.
      Recently, the CPUC has made several important determinations, including a Resource Adequacy Requirement and a Renewable Portfolio Standard. The Resource Adequacy Requirement requires load serving entities, or LSEs, to demonstrate that they have, or have acquired, the capacity to serve their customers including a 15-17% reserve margin beginning in June 2006, with an initial demonstration due in January 2006. The Renewable Portfolio Standard will require increasing levels of renewable power supplied by LSEs up to 20% by 2010. Additional costs to serve customers in California are anticipated from these proceedings; however, the Company cannot predict the impact of these proceedings and the anticipated CPUC implementation rules will determine the distribution of those costs across all LSEs.
      On November 21, 2005 the Federal Energy Regulatory Commission (FERC) issued an order accepting the California Independent System Operator’s (CAISO’s) modification to their tariff amendment number 72. This change requires all California Scheduling Coordinators (SCs), and all Load Serving Entities (LSEs) who act as their own SCs which includes Commerce Energy, to submit day-ahead schedules that reflect purchased power equal to 95 percent of their forecasted daily demand. This change is expected to result in significant revisions to operating procedures to match the block shapes of the power purchased by SCs to the load shapes utilized by their customers. Failure to achieve the 95% precision required by the order may result in additional charges, penalties and/or the operational adjustments. The financial impact on the Company cannot be determined at this time.
      In California, the FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California Energy Crisis of 2000 and 2001, and to recalculate what market clearing prices should or might have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants, the Company cannot predict whether the results would be favorable or unfavorable, or the amount of any resulting adjustment. The payment or receipt of adjustments, if any, will likely be conducted between FERC, the California ISO and the Company’s contracted scheduling coordinator for the period in question. Automated Power Exchange (APX). APX served as the direct interface with the now defunct California Power Exchange for the sale and purchase of some volumes of power by the Company during 2000 and 2001.
      Detroit Edison has to file a plan to un-bundle their energy and distribution charges with the Michigan Public Service Commission (MPSC). A primary component of this filing is a shifting of rate responsibility from commercial to residential customers. If this filing is approved, commercial and industrial customers will

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
receive a substantial energy rate decrease which may have a negative impact on the Company’s ability to retain and acquire new commercial customers in the state.
      There are no current rate cases or filings in the states of Pennsylvania, New Jersey or Texas that are anticipated to adversely impact the Company’s financial results.

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

4.	Investments
      The Company had three investments in the following early-stage, energy related entities: Encorp, Inc. (“Encorp”), Turbocor B.V. (“Turbocor”) and Power Efficiency Corporation (“PEC”). On July 29, 2005, we sold our ownership interest in Turbocor for $2,000.
      The two remaining companies, which are expected to continue to incur operating losses, have very limited working capital. As a result, continuing operations will be dependent upon these companies securing additional financing to meet their respective immediate capital needs. The Company has no obligation, and currently no intention, to invest additional funds into these companies. At October 31, 2005, these two remaining investments are carried at a nominal value in goodwill, intangibles and other assets.

5.	Acquisitions
      On February 9, 2005, the Company acquired certain assets of ACN Utility Services, Inc. (“ACNU”), a subsidiary of American Communications Network, Inc. (“ACN”), and its retail electricity and natural gas sales business. ACNU sells retail electricity in Texas and Pennsylvania and sells retail natural gas in California, Georgia, Maryland, New York, Ohio and Pennsylvania. The aggregate purchase price was $14.5 million in cash and 930 shares of the Company’s common stock, valued at $2.0 million. In addition, as part of the initial purchase price, the Company was required to fund $2,542 of collateralized letters of credit on the closing date to guarantee our performance to various third parties. The common stock payment is contingent upon ACN meeting certain sales requirements under a one year, renewable, Sales Agency Agreement between ACN and the Company (“Sales Agency Agreement”) (See Note 8) during the year following the acquisition date, and has been placed in an escrow account. Based on sales results to date, it appears that the contingent consideration will not be earned and goodwill will be reduced by substantially all of the $2.0 million.
      The assets acquired included approximately 80,000 natural gas and electricity residential and small commercial customers, natural gas inventory associated with utility and pipeline storage and transportation agreements and natural gas and electricity supply, scheduling and capacity contracts, software and other infrastructures. No cash or accounts receivables were acquired in the transaction and none of ACNU’s legal liabilities were assumed. The assets purchased and the operating results generated from the acquisition have been included in the Company’s operations as of February 1, 2005, the effective date of the acquisition.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

6.	Contingencies

Litigation
      The Company currently is, and from time to time may become, involved in litigation concerning claims arising out of the Company’s operations in the normal course of business. While the Company cannot predict the ultimate outcome of its pending matters or how they will affect the Company’s results of operations or financial position, the Company’s management currently does not expect any of the legal proceedings to which the Company is currently a party to have a material adverse effect on its results of operations or financial position.

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
      In January 2005, the Company sold two significant electricity forward physical delivery contracts (on a net cash settlement basis) back to the original supplier in connection with a strategic realignment of its customer portfolio in the Pennsylvania electricity market, or PJM-ISO, which resulted in a gain of $7.2 million in the second quarter of fiscal 2005. As a result of that sale, the normal purchase and normal sale exemption is not currently available for the PJM-ISO
      For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, the Company elects cash flow hedge accounting, where appropriate. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in Other Comprehensive Income (Loss), or OCI, and reflected as direct energy cost in the statement of operations as the energy is delivered. The net other comprehensive loss on designated cash flow hedged instruments was $0.2 million and $0 for the three months ended October 31, 2005 and 2004, respectively.
      Certain financial derivative instruments (such as swaps, options and futures), designated as economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded currently in operating income (loss) and as a current or long-term derivative asset or liability depending on their term. The subsequent changes in the fair value of these contracts may result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy cost in the consolidated statement of operations for each fiscal period.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
As of October 31, 2005, the mark to market impact of economic hedges, utilized primarily to hedge the Company’s cost of electricity in Pennsylvania, was a gain of $0.9 million. The notional value of these derivatives outstanding at October 31, 2005 was $1.8 million.

8.	Subsequent Events

Termination of Sales Agency Agreement
      On November 28, 2005, ACN notified Commerce of its intent not to renew the Sales Agency Agreement between ACN and Commerce. As a result of the notice of ACN’s intent not to renew, the Sales Agency Agreement will terminate automatically on February 9, 2006.
      With the termination of the Sales Agency Agreement, ACN’s network of sales representatives will no longer offer Commerce’s electricity and natural gas products after February 9, 2006. Commerce believes that the termination of the Sales Agency Agreement will not materially affect its relationships with existing customers acquired in the ACN Energy Transaction or subsequently acquired through ACN’s network of sales representatives under the Sales Agency Agreement and that its existing internal direct sales force and other indirect sales channels in development will effectively replace ACN’s sales network in its current and future electricity and natural gas retail markets.

Settlement Agreements with Former Officers
      On November 17, 2005, the Company entered into settlement agreements and general releases with each of the Company’s former President, Peter Weigand, and Chief Financial Officer, Richard L. Boughrum. Additionally, Peter Weigand submitted his resignation from the Board, effective November 17, 2005.
      Under the terms of the settlement agreements, the Company agreed to pay Mr. Weigand and Mr. Boughrum lump sum settlement payments totaling $1,060 in April 2006, and agreed to purchase all of their 1,414,479 shares of the Company’s common stock at a price of $1.50 per share, with 120,000 of such shares held by Mr. Weigand being purchased by two of the independent directors of the Company. Payments for the stock by the Company shall be made in several installments, the first installment representing one half of the amount, was paid on November 28, 2005, and the other half of the payment shall be made pursuant to a promissory note to be paid in five equal installments commencing in December 2005. In connection with the purchase of the shares of common stock, all of Mr. Weigand’s and Mr. Boughrum’s stock options, 1,100,000 in the aggregate, were cancelled.
      The above-referenced lump sum settlement payments to be made to Messrs. Weigand and Boughrum in April 2006 pursuant to the Settlement Agreements replaced the monthly severance payments which otherwise would be made under their respective Employment Agreements. Under the settlement agreements, each of Mr. Weigand and Mr. Boughrum, and the Company agreed to mutual general releases of claims that the parties may have had against each other.
      The Company entered into a settlement agreement and general release with Eric Alam, Senior Vice President of Sales and Marketing. Mr. Alam resigned effective December 1, 2005 and agreed to sell to the Company all of his 174,926 shares of stock for $1.50 per share to be paid in two equal installments, in November 2005 and February 2006. In connection with the purchase of his shares of common stock, all 133,000 of Mr. Alam’s stock options were cancelled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      We are a diversified independent energy marketer of electricity and natural gas to end-use customers. We provide retail electricity and natural gas to residential, commercial, industrial and institutional customers in nine states. Our principal operating subsidiary, Commerce Energy, Inc., is licensed by the Federal Energy Regulatory Commission, or FERC, as a power marketer. In addition to the states in which we currently operate, we are also licensed to supply retail electricity in New York, Maryland, Ohio and licensed to supply retail electricity and natural gas in Virginia.
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
      As of October 31, 2005, we delivered electricity to approximately 76,000 customers in California, Pennsylvania, Michigan, New Jersey and Texas; and natural gas to approximately 58,000 customers in California, Georgia, Maryland, New York, Ohio and Pennsylvania. The potential growth of this business depends upon a number of factors, including the degree of deregulation in each state, our ability to acquire new customers and retain existing customers and our ability to acquire energy for our customers at competitive prices and on favorable credit terms.
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
      As used herein, the “Company,” “we,” “us,” or “our” means Commerce Energy Group, Inc. and its wholly-owned subsidiaries. “Commerce” refers to Commerce Energy, Inc., our principal operating subsidiary.
Acquisitions

ACN Energy Transaction
      On February 9, 2005, we acquired certain assets of ACN Utility Services, Inc., or ACNU, a subsidiary of American Communications Network, Inc., or ACN, and its retail electricity and natural gas sales business. We collectively refer to the assets and business acquired as the “ACN Energy Assets.” ACNU sells retail electricity in Texas and Pennsylvania and sells retail natural gas in California, Georgia, Maryland, New York, Ohio and Pennsylvania. The aggregate purchase price was $14.5 million in cash and 930 shares of our common stock, valued at $2.0 million. In addition, as part of the initial purchase price, we were required to fund $2,542 of collateralized letters of credit on the closing date to guarantee our performance to various third parties. The common stock payment was contingent upon ACN meeting certain sales requirements under a one year, renewable, Sales Agency Agreement between ACN and Commerce (“Sales Agency Agreement”) during the year following the acquisition date, and has been placed in an escrow account. Based on sales results to date, it appears that the contingent consideration will not be earned and goodwill will be reduced by substantially all of the $2.0 million.
      The assets acquired included approximately 80,000 natural gas and electricity residential and small commercial customers, natural gas inventory associated with utility and pipeline storage and transportation agreements and natural gas and electricity supply, scheduling and capacity contracts, software and other infrastructures. No cash or accounts receivables were acquired in the transaction and none of ACNU’s legal liabilities were assumed. The assets purchased and the operating results generated from the acquisition have been included in our operations as of February 1, 2005, the effective date of the acquisition.

Skipping Stone Inc.
      On April 1, 2004, we acquired Skipping Stone Inc. which provides energy-related consulting and technologies to utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and financial institutions. The aggregate purchase price for all of the outstanding Skipping Stone securities, which consisted of common stock and vested options, was $3.1 million and the assumption of $600,000 of debt, subject to limited restrictions and true-up provisions. The purchase price was paid through the issuance of shares of our common stock valued at $1.92 per share. For the fiscal year ended July 31, 2005, Skipping Stone revenues (after elimination of inter-company transactions) accounted for less than 1% of total net revenue of Commerce.
Investments
      We had three investments in the following early-stage, energy related entities: Encorp, Inc. (“Encorp”), Turbocor B.V. (“Turbocor”) and Power Efficiency Corporation (“PEC”). In July 29, 2005, we sold our ownership interest in Turbocor for $2,000.
      The two remaining companies, which are expected to continue to incur operating losses, have very limited working capital. As a result, continuing operations will be dependent upon these companies securing additional financing to meet their respective immediate capital needs. We have no obligation, and currently no intention, to invest additional funds into these companies. At October 31, 2005, these two remaining investments are carried at a nominal value in goodwill, intangibles and other assets.
Market and Regulatory
      We currently serve electricity and gas customers in nine states, operating within the jurisdictional territory of nineteen different local utilities. Although regulatory requirements are determined at the individual state, and administered and monitored by the Public Utility Commission, or PUC, of each state, operating rules and rate filings for each utility are unique. Accordingly, we generally treat each utility distribution territory as a distinct market. Among other things, tariff filings by local distribution companies, or LDCs, for changes in their allowed billing rate to their customers in the markets in which we operate, significantly impact the viability of our sales and marketing plans, and our overall operating and financial results.

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
      Recently, the CPUC has made several important determinations, including a Resource Adequacy Requirement and a Renewable Portfolio Standard. The Resource Adequacy Requirement requires load serving entities, or (LSEs), to demonstrate that they have, or have acquired, the capacity to serve their customers including a 15-17% reserve margin beginning in June 2006, with an initial demonstration due in January 2006. The Renewable Portfolio Standard will require increasing levels of renewable power supplied by LSEs up to 20% by 2010. Additional costs to serve customers in California are anticipated from these proceedings,; however, we cannot predict the impact of these proceedings and the anticipated CPUC implementation rules will determine the distribution of those costs across all LSEs.

      On November 21, 2005 the Federal Energy Regulatory Commission (FERC) issued an order accepting the California Independent System Operator’s (CAISO’s) modification to their tariff amendment number 72. This change requires all California Scheduling Coordinators (SCs), and all Load Serving Entities (LSEs) who act as their own SCs which includes Commerce Energy, to submit day-ahead schedules that reflect purchased power equal to 95 percent of their forecasted daily demand. This may result in significant revisions to operating procedures to match the block shapes of the power purchased by SCs to the load shapes utilized by their customers. Failure to achieve the 95% precision required by the order may result in additional charges, penalties and/or operational adjustments. The financial impact on individual LSE’s including the Company, cannot be determined at this time.
      In California, the FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California Energy Crisis of 2000 and 2001, and to recalculate what market clearing prices should or might have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants, we cannot predict whether the results would be favorable or unfavorable, or the amount of any resulting adjustment. The payment or receipt of adjustments, if any, will likely be conducted between FERC, the California ISO and our contracted scheduling coordinator for the period in question. Automated Power Exchange (APX). APX served as the direct interface with the now defunct California Power Exchange for the sale and purchase of some volumes of power by us during 2000 and 2001.
      Detroit Edison has to file a plan to un-bundle their energy and distribution charges with the Michigan Public Service Commission (MPSC). A primary component of this filing is a shifting of rate responsibility from commercial to residential customers. If this filing is approved, commercial and industrial customers will receive a substantial energy rate decrease which may have a negative impact on the Company’s ability to retain and acquire new commercial customers in the state.
      There are no current rate cases or filings in the states of Pennsylvania, New Jersey or Texas that are anticipated to impact our financial results.

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

As a result of a sale on January 28, 2005 of two significant electricity forward physical delivery contracts (on a net cash settlement basis) back to the original supplier, the normal purchase and normal sale exemption is no longer available of our Pennsylvania market, or the PJM-ISO. Accordingly, we designate forward physical delivery contracts entered into for the PJM-ISO, and certain other forward fixed price purchases and financial derivatives as cash flow hedges, whereby mark to market accounting gains or losses are deferred and reported as a component of Other Comprehensive Income (Loss) until the time of physical delivery and the fair value of the contracts is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in Other Comprehensive Income (Loss) and subsequently reclassified as direct energy cost in our consolidated statement of operations as the power is delivered. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded currently in direct energy costs. We intend to continue to use financial derivative instruments (such as swaps, options and futures) as an effective way of assisting in managing our price risk in energy supply procurement. Additionally, we utilize cash flow hedge accounting, where appropriate.

We also utilize other financial derivatives, primarily swaps, options and futures to hedge our commodity price risks. Certain derivative instruments, which are designated as economic hedges or as speculative, do not qualify for hedge accounting treatment and require current period mark to market accounting in accordance with SFAS No. 133, with fair market value being used to determine the related income or expense that is recorded each quarter in the statement of operations. As a result, the changes in fair value of derivatives that do not meet the requirements of normal purchase and normal sales accounting treatment or cash flow hedge accounting are recorded in operating income (loss) and as a current or long-term derivative asset or liability. The subsequent changes in the fair value of these contracts could result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy costs in our consolidated statement of operations for each period.

We determined that our documentation during fiscal 2005 was inadequate for the contracts that were designated for cash flow hedge accounting treatment pursuant to the provisions of SFAS No. 133, resulting in current period mark to market accounting for all of our electricity forward physical contracts and financial derivatives which had been designated as cash flow hedges in fiscal 2005.

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

Results of Operations

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004
      The following table summarizes the results of our operations for the three months ended October 31, 2005 and 2004 (dollars in thousands).

	Three Months Ended October 31,

	2005		2004

	Dollars	% Revenue	Dollars	% Revenue

			(Restated)
Retail electricity sales	$49,641	77%	$52,089	89%
Natural gas sales	8,930	14%	—	—
Excess energy sales	5,350	8%	5,806	10%
Other	447	1%	601	1%

Net revenue	64,368	100%	58,496	100%
Direct energy costs	56,128	87%	51,335	88%

Gross profit	8,240	13%	7,161	12%
Selling and marketing expenses	698	1%	953	2%
General and administrative expenses	7,609	12%	5,007	8%

Income (loss) from operations	$(67)	—	$1,201	2%

      Operating results for the three months ended October 31, 2005 reflect a loss from operations of $0.1 million compared to income of $1.2 million for the comparable prior year period. Net revenue and gross profit increased $5.9 million and $1.1 million, or 10% and 15%, respectively. Higher gross profit for the three months ended October 31, 2005 as compared to the previous year’s quarterly period, reflects $1.9 million of gross profit attributable to the ACN Energy assets, partly offset by a $0.5 million decrease in the Company’s mark-to-market gains related to its Pennsylvania supply contracts and the impact of lower electricity sales volumes in Michigan.

Net Revenue
      The following table summarizes retail net revenues for the three months ended October 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended October 31,

	2005		2004

	Dollars	% Revenue	Dollars	% Revenue

			(Restated)
Retail Electricity Sales:
California	$17,683	28%	$18,788	32%
Pennsylvania/ New Jersey	17,913	28%	21,328	36%
Michigan	7,849	12%	11,973	21%
All Other States, principally Texas	6,196	10%	—	—

Total Retail Electricity Sales	$49,641	78%	$52,089	89%

Natural Gas Sales:
California	4,426	7%	—	—
Ohio	2,621	4%	—	—
Georgia	1,162	2%	—	—
All Other States	721	1%	—	—

Total Natural Gas Sales	8,930	14%	—	—
Excess Energy Sales	5,350	8%	5,806	10%
Other	447	—	601	1%

Net Revenue	$64,368	100%	$58,496	100%

      Net revenues for the three months ended October 31, 2005 were $64.4 million, a 10% increase compared to net revenues of $58.5 million for the three months ended October 31, 2004. The increase in net revenue was primarily attributable to the addition of the ACN Energy Assets and higher wholesale market prices for electricity. These net revenue increases were partly offset by the impact of lower sales volumes in the Company’s traditional electricity markets in California, Pennsylvania and Michigan.
      Retail electricity sales for the three months ended October 31, 2005 were $49.6 million, a 5% decrease from the same period in 2004. For the three months ending October 31, 2005, we sold 551 million kWh, at an average retail price per kWh of $0.090, as compared to 775 million kWh sold at an average retail price per kWh of $0.067 in the same prior year period. California sales were 205 million kWh at an average price per kWh of $0.086, compared to 246 million kWh sold at an average price per kWh of $0.076. Pennsylvania and New Jersey sales were 190 million kWh at an average price per kWh of $0.094, compared to 319 million kWh at an average price of $0.067. Sales in Michigan decreased to 110 million kWh at an average price per kWh of $0.072 in 2005, compared to 209 million kWh at an average price per kWh of $0.057. Texas sales were 46 million kWh at an average price per kWh of $0.136.
      We acquired our natural gas business in six states in February 2005. For the three months ending October 31, 2005, natural gas sales were $8.9 million. We sold approximately 0.7 million dekatherms, or DTH, during this period at an average price of $12.48 per DTH.
      Excess energy sales decreased slightly to $5.4 million in the three months ended October 31, 2005 compared to $5.8 million in 2004.
      We had approximately 76,000 retail electricity customers at October 31, 2005, a decrease of 24% from 100,000 at October 31, 2004. This customer attrition in our retail electricity markets largely reflects the impact of increased sales prices to our customers resulting from higher wholesale electricity supply and transmission costs without corresponding price increases from incumbent utilities due to the lack of market responsive ratemaking and a lagging regulatory approval process. The majority of the decline in our retail electricity customers occurred in our Pennsylvania market whereby, beginning in April 2005, we returned approximately 21,000 residential and small commercial customers to the incumbent utility since we could no longer offer competitive service. Additionally, the decline in our customer base is partly attributed to our focus on increasing our commercial and industrial base. We also had approximately 58,000 natural gas customers at October 31, 2005.

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
      Direct energy costs for the three months ended October 31, 2005 totaled $48.4 million and $7.7 million for electricity and natural gas, respectively.
      Electricity costs averaged $0.077 per kWh for the three months ended October 31, 2005, as compared to $0.058 per kWh for the same period last year. Direct energy costs for natural gas for the three months ended October 31, 2005 averaged $10.83 per DTH.

Selling and Marketing Expenses
      Selling and marketing expenses were $0.7 million for the three months ended October 31, 2005, a decrease of $0.3 million from $1.0 million for the three months ended October 31, 2004. Lower selling and marketing expenses primarily resulted from a reduction in salary costs.

General and Administrative Expenses
      General and administrative expenses were $7.6 million for the three months ended October 31, 2005, an increase of $2.6 million from $5.0 million for the three months ended October 31, 2004. The increase reflects $1.8 million of added direct costs related to the acquired operations of the ACN energy assets; $0.6 million in higher legal, board and other expenses primarily incurred in connection with severance agreements to former executives, and $0.2 million resulting from the adoption of SFAS 123R.

Initial Formation Litigation Expenses
      In the three months ended October 31, 2004, we incurred $1.4 million of initial formation litigation costs related to Commonwealth Energy Corporation’s formation. Initial formation litigation expenses include legal and litigation costs associated with the initial capital raising efforts by former Commonwealth Energy Corporation employees, various board member matters, and the legal complications arising from those activities.

Benefit from Income Taxes
      No provision for, or benefit from income taxes was recorded for the three months ended October 31, 2005 or 2004. Starting in fiscal 2004, and continuing through the current period, we established a valuation allowance equal to our calculated tax benefit, because we believed it was not certain that we would realize these tax benefits in the foreseeable future.
Liquidity and Capital Resources
      As of October 31, 2005, cash and cash equivalents decreased to $21.2 million, compared to $33.3 million at July 31, 2005. This decrease of $12.1 million was the result of using cash to increase $4.0 million in prepaid gas, $3.6 million in gas inventory, $1.9 million in other energy deposits, and to reduce accounts payable by $2.7 million. These changes in part reflect the seasonal nature of natural gas sales that require inventory buildup and the funding of additional purchases going into the winter months. Restricted cash and cash equivalents were $8.3 million, compared to $8.2 million at July 31, 2005. Our principal sources of liquidity to fund ongoing operations were cash provided by operations and existing cash and cash equivalents.
      Cash flow used in operations for the three months ended October 31, 2005 was $11.5 million, compared to the cash flow provided by operations of $0.1 million in the three months ended October 31, 2004 primarily because of the items discussed in the preceding paragraph.
      Cash flow used in investing activities for the three months ended October 31, 2005 consisted of capital expenditures.
      The Company does not have open lines of credit for direct unsecured borrowings or letters of credit. Credit terms from our suppliers of electricity often require us to post collateral against our energy purchases and against our mark-to-market exposure with certain of our suppliers. We currently finance these collateral obligations with our available cash. If we are required to post such additional security, a portion of our cash would become restricted, which could adversely affect our liquidity. As of October 31, 2005, we had $8.3 million in restricted cash to secure letters of credit required by our suppliers and $13.2 million in deposits pledged as collateral in connection with energy purchase agreements.
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

Contractual Obligations
      For the three months ended October 31, 2005, we have entered into additional electricity purchase contracts in the normal course of doing business for $44.7 million. These contracts are for less than one year and are with various suppliers.
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
      As of October 31, 2005, we believe that we have adequate cash and liquidity and supplier lines of credit to sustain our business operations in the near term. To expand our business in the future, we will likely pursue external financing from banks, other financial institutions and commodity suppliers. In connection with financing arrangements, we may choose to pledge our accounts receivable and commodity inventory or commodity contracts as collateral to support the extension of credit. Additionally, we have issued and will continue to issue parent company guarantees of subsidiary obligations for commercial credit in connection with the arrangements for unsecured credit from commodity suppliers.

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
      We continue to monitor the credit quality of our energy suppliers to attempt to reduce the impact of any potential counterparty default. As of October 31, 2005, the majority of our counterparties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time with no advance warning. A deterioration in the credit quality of our energy suppliers could have an adverse impact on our sources of electricity purchases.

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

      We have initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting through the period ended October 31, 2005. We anticipate that improvements will continue to be made.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
      There have been no material changes to information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005.
      As of October 31, 2005, we had 90% of our forecasted fixed-priced energy load through July 31, 2006 covered through either fixed price power purchases with counterparties, or price protected through financial hedges.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that all information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      We believe that the change to our internal control over financial reporting designed to address the deficiencies related to the application of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133), the implementation of which commenced and was completed during the first quarter of fiscal 2006, has materially affected our internal control over financial reporting. There were no other material changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 6. Exhibits.
      The exhibits listed below are hereby filed with the Commission as part of this Report.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the Commission on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

Exhibit
Number	Description

3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Employment Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated August 1, 2005, previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.2	Stock Option Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated August 1, 2005, previously filed with the Commission on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.3	Restricted Stock Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated August 1, 2005, previously filed with the Commission on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.4	Indemnification Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated August 1, 2005, previously filed with the Commission on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.5	Agreement for Consulting Services by and between Lawrence Clayton, Jr. and Commerce Energy Group, Inc. dated as of August 1, 2005, previously filed with the Commission on August 5, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.6	Extension of Agreement for Consulting Services by and between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., dated as of September 29, 2005, previously filed with the Commission on September 30, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.7	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Peter T. Weigand, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.8	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Richard L. Boughrum, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.9	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas L. Ulry dated May 31, 2005, previously filed with the Commission on October 31, 2005 as Exhibit 10.31 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.10	Settlement Agreement and General Release dated November 17, 2005 by and among Peter T. Weigand, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.11	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Peter T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.12	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Pete T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.13	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit
Number	Description

10.14	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.15	Amendment No. 1 to Agreement Not to Compete dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Pete T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.16	Agreement and Release dated November 17, 2005, by and among, Commerce Energy Group, Inc., Commerce Energy, Inc., Paul, Hastings, Janofsky & Walker LLP, Eric G. Alam, Bruno Kvetinskas, Greg Lander and Peter T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.7 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.17	Settlement Agreement and General Release dated November 17, 2005 by and among Richard L. Boughrum, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2005 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.18	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.9 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.19	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.10 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.20	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.11 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.21	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.12 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.22	Settlement Agreement and General Release dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Eric G. Alam, previously filed with the Commission on November 23, 2005 as Exhibit 99.13 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.23	Employment Agreement, dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.24	Stock Option Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.25	Restricted Stock Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.26	Indemnification Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
Other Material Contract

Exhibit
Number	Description

10.27	First Amendment to Sales Agency Agreement dated November 10, 2005, by and among Commerce Energy, Inc. and American Communications Network, previously filed with the Commission on November 17, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

Date: December 15, 2005	By:	/s/ STEVEN S. BOSS

Steven S. Boss
Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2005	By:	/s/ LAWRENCE CLAYTON, JR.

Lawrence Clayton, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
      The exhibits listed below are hereby filed with the Commission as part of this Report.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the Commission on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Employment Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated August 1, 2005, previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.2	Stock Option Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated August 1, 2005, previously filed with the Commission on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.3	Restricted Stock Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated August 1, 2005, previously filed with the Commission on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.4	Indemnification Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated August 1, 2005, previously filed with the Commission on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.5	Agreement for Consulting Services by and between Lawrence Clayton, Jr. and Commerce Energy Group, Inc. dated as of August 1, 2005, previously filed with the Commission on August 5, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.6	Extension of Agreement for Consulting Services by and between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., dated as of September 29, 2005, previously filed with the Commission on September 30, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.7	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Peter T. Weigand, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.8	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Richard L. Boughrum, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.9	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas L. Ulry dated May 31, 2005, previously filed with the Commission on October 31, 2005 as Exhibit 10.31 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.10	Settlement Agreement and General Release dated November 17, 2005 by and among Peter T. Weigand, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit
Number	Description

10.11	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Peter T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.12	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Pete T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.13	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.14	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.15	Amendment No. 1 to Agreement Not to Compete dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Pete T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.16	Agreement and Release dated November 17, 2005, by and among, Commerce Energy Group, Inc., Commerce Energy, Inc., Paul, Hastings, Janofsky & Walker LLP, Eric G. Alam, Bruno Kvetinskas, Greg Lander and Peter T. Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.7 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.17	Settlement Agreement and General Release dated November 17, 2005 by and among Richard L. Boughrum, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2005 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.18	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.9 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.19	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.10 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.20	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.11 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.21	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.12 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.22	Settlement Agreement and General Release dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Eric G. Alam, previously filed with the Commission on November 23, 2005 as Exhibit 99.13 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.23	Employment Agreement, dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit
Number	Description

10.24	Stock Option Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.25	Restricted Stock Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.26	Indemnification Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
Other Material Contract

10.27	First Amendment to Sales Agency Agreement dated November 10, 2005, by and among Commerce Energy, Inc. and American Communications Network, previously filed with the Commission on November 17, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.