Form 10-K
period 2006-07-31
COMMERCE ENERGY GROUP, INC.
filed 2006-10-30
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32239

Commerce Energy Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0501090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 Anton Boulevard Suite 2000 Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

Registrant’s telephone number, including area code
(714) 259-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filers and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐      Non-accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of January 31, 2006 was approximately $44,543,265 (computed using the closing price of $1.49 per share of Common Stock on January 31, 2006, as reported by the American Stock Exchange).

As of October 16, 2006, 29,631,576 shares of the registrant’s Common Stock were outstanding.

You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to the “Company,” “Commerce,” “we,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries.

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

In addition to the factors and other matters discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for Commerce Energy Group, Inc. or our subsidiaries to differ materially from those discussed in forward-looking statements include:

•	regulatory changes in the states in which we operate that could adversely affect our operations;

•	fluctuations in the market price of energy resulting from seasonal weather and other factors that adversely impact the cost of our energy supplies and could prevent us from competitively servicing the demand requirements of our customers;

•	changes in the restructuring of retail markets which could prevent us from selling electricity and natural gas on a competitive basis;

•	our dependence upon a limited number of third-party suppliers of electricity and natural gas;

•	our dependence upon a limited number of local electric and natural gas utilities to transmit and distribute the electricity and natural gas we sell to our customers;

•	decisions by electricity and natural gas utilities not to raise their rates to reflect higher market cost of electricity and natural gas, thereby adversely affecting our competitiveness;

•	our ability to successfully integrate businesses we may acquire;

•	our ability to successfully compete in new electricity and natural gas markets that we may enter;

•	our ability to obtain and retain credit necessary to support both current operations and future growth and profitability; and

•	our dependence upon independent system operators, regional transmission organizations, natural gas transmission companies, and local distribution companies to properly coordinate and manage their transmission grids and distribution networks, and to accurately and timely calculate and allocate the cost of services to market participants.

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

Overview

Commerce Energy Group, Inc., or Commerce, is an independent energy marketer of retail electric power and natural gas supply to residential, commercial, industrial and institutional customers. We also provide consulting, technology and transaction data management services to energy-related businesses. Unless otherwise noted, as used herein, the “Company,” “we,” “us,” and “our” means Commerce Energy Group, Inc. and its subsidiaries.

Commerce operates through its two wholly-owned subsidiaries, Commerce Energy, Inc. and Skipping Stone, Inc, Commerce Energy, Inc., or Commerce Energy, formerly Commonwealth Energy Corporation doing business as “electricAmerica”, is licensed by the Federal Energy Regulatory Commission, or FERC, and by state regulatory agencies as an unregulated retail marketer of natural gas and electricity. As of July 31, 2006 we provided natural gas and electricity to approximately 137,000 residential, commercial, industrial and institutional customers in nine states, Skipping Stone Inc., or Skipping Stone, provides energy-related consulting and technologies to utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and financial institutions.

Commerce Energy Group’s predecessor, Commonwealth Energy Corporation, or Commonwealth, was formed in California in August 1997. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce.

Commerce was incorporated in the State of Delaware on December 18, 2003. Our executive offices are located at 600 Anton Boulevard, Suite 2000, Costa Mesa, California 92626 and our telephone number is (714) 259-2500. Our fiscal year ends July 31.

Industry Background

Electricity

In order to increase competition and lower the price of electricity to consumers, beginning in 1992, the U.S. electric utility industry began a process of deregulation, which primarily served to unbundle generation, transmission, distribution and ancillary services into separate components of a utility’s service. As in other industries that have been deregulated, competition in the electric service industry was intended to provide consumers with a choice of multiple suppliers and expected to promote product differentiation, lower costs and enhanced services. To obtain these benefits, customers in deregulated utility markets would be able to choose to switch their electric supply service from their local utility to an alternative supplier.

In 1996, some states, and some of the utilities within those states, proceeded to allow their end-use customers direct access to marketers, enabling them to purchase their electricity commodity from an entity other than the local utility in a competitive retail market. These proceedings created new market participants known in California as Electricity Service Providers, or ESPs, and in other states by this term or another similar term, of which Commerce Energy is one. Presently, approximately one-half of the states in the United States have either enacted enabling legislation or issued regulatory orders to proceed with such retail direct access.

The electricity distribution infrastructure in place prior to deregulation remains largely unchanged, with the primary difference being that parties other than the local utility can utilize the delivery infrastructure by paying usage fees. ESPs use this established electricity network for the delivery of energy to their customers.

Electricity is a real-time commodity and cannot be stored. As soon as it is produced, it must be simultaneously delivered into the grid to meet the demand of end users. Most electricity grids and wholesale market clearing activities are managed by third party entities known as an Independent System Operators, or ISOs, or Regional Transmission Organizations, or RTOs. The ISO or RTO is responsible for system reliability and ensures that physical electricity transactions between market participants are managed in such a way as to assure that proper electricity reserve margins are in place, grid capacity is maintained and supply and demand are in balance.

To maintain profitability, we must effectively manage or “shape” our purchased electricity supply to the real-time demand or “load” of our customers. These load shaping activities, required by the hourly variability in the electricity usage patterns of our customers compared to the fixed hourly volume purchase from our suppliers, results in our holding of long or short energy positions. A long position occurs when we have committed to purchase more electricity than our customers need, and a short position occurs when our customers’ usage exceeds the amount of electricity we have committed to purchase. In both situations, we utilize the wholesale electricity spot market and ISO clearing markets to balance our long or short energy positions; selling supply when in a long position and buying when in a short position. It is not possible to be completely balanced on every delivery hour, therefore we always have some exposure to price volatility in the wholesale market for electric power.

Purchases and sales in the wholesale market are regulated by FERC, and we report on a regular basis to the U.S. Department of Energy. Weather, generation capacity, transmission, distribution and other market and regulatory issues also are significant factors in determining our wholesale procurement and sales strategies in each of the markets we serve.

FERC has deregulated the wholesale electricity market by allowing power marketers and utilities who do not have market power to sell wholesale electric power at market rates (i.e., whatever rate the buyer and seller agree upon), as opposed to requiring that prices be cost-based (i.e., based on the supplier’s cost of the electricity).

FERC has further encouraged competition in the wholesale bulk power markets by promulgating open access transmission rules in 1996, which have led to the increasing commoditization of electricity markets. FERC’s open access transmission rules require transmission providers under its jurisdiction to allow eligible customers access to their transmission systems at cost-based rates. This has enabled purchasers of wholesale power to access a larger number of potential suppliers, thereby enhancing competition.

FERC has continued to promote increased competition in RTOs which have ultimate control over the bulk transmission system in a particular geographic area. Wholesale electricity or bulk power, once purchased and sold almost exclusively between traditional utilities under bilateral arrangements, is now traded by many different market participants on organized markets, including hourly, daily, and monthly spot markets, power exchanges and financial markets, such as futures and options markets. Competitive markets now exist in many regions of the country for energy, automatic generation control, spinning reserves, other categories of ancillary services and capacity. Organizations such as the New York Mercantile Exchange, or NYMEX, and the Intercontinental Exchange, or ICE, offer trading opportunities in electricity futures and options at various locations across the country. The price of electricity is largely set by these competitive markets. Recently, the growth and evolution of wholesale electricity markets has been accelerated with the formation of RTOs. These RTOs are developing organized market structures for the purpose of providing more efficient and competitive wholesale marketplaces for the benefit of consumers in the regions in which they operate.

Retail electric marketers procure power supplies for delivery to end-use customers from a variety of wholesale power producers or merchant generation companies, either through term supply contracts or on a spot basis. In addition, short-term daily or hourly supply requirements can be purchased or sold through the balancing markets operated by the ISO or RTO. The physical distribution of electricity to retail customers remains the responsibility of the local utility, which collects fees for use of its systems. Some states also allow the utility to provide additional services, such as reading meters, generating customer bills, collecting bills and taking requests for service changes or problems, while in other states the utility is not allowed or chooses not to perform these services.

Natural Gas

The natural gas industry, government regulated since 1938, began a process of deregulation in the early 1980s leading to a dynamic industry with a highly competitive market place and a commodity that is widely traded in the daily and futures markets. The market price of natural gas is quoted at various locations or regional hubs around the country. These regional hubs are usually priced as a differential to the largest centralized point for natural gas spot and futures trading in the United States known as the Henry Hub, located in Louisiana, and used by the NYMEX as the point of delivery for its natural gas futures contracts. There are over 70 major market hubs, or intersections of various pipeline systems, where natural gas transactions occur. In addition, purchases and sales are made at thousands of gas processing plants where gas enters the national grid, city gate interconnections where gas leaves the national grid, and industrial and electric generator direct connections with large pipelines making up the national grid. Thousands of contracts are bought and sold daily at the market centers. These market centers have various degrees of liquidity in both the cash and forward markets. Prices may vary widely from hub to hub, reflecting regional market conditions. Additional thousands of transaction occur at non-market hub interconnections and often these transactions are based upon or priced relative to the major market hub or hubs in their vicinity.

Although transactional prices of natural gas are determined by market forces, the cost of transportation of natural gas from the outlet of gathering systems and processing plants to the “city gate” interconnection with local gas distributors is performed by regulated pipelines which essentially act as common carriers. Any market participant desiring transportation services from such pipelines must be offered such services on an equal basis with other market participants. Transportation from the city gate to the burner tip, a common term for where a consumer uses the gas, is performed by regulated local utilities. Unlike the interstate natural gas pipelines, that act as common carriers, the local gas distribution companies are a mixture of common carrier, selective carrier, and non-carrier systems. Only common carrier and some selective carrier systems can be accessed to serve retail residential and commercial/industrial customers.

Retail natural gas providers for the most part procure natural gas supplies for delivery to end-use customers from a variety of wholesale natural gas suppliers, mostly at a relevant market hub, either through term supply contracts or on a spot basis. The physical distribution of natural gas to retail customers remains the responsibility of the local natural gas utility, which collects a fee for the use of its pipelines distribution system.

Core Products and Services

Our core business is the retail sale of electricity and natural gas to end-use customers. We also provide professional consulting and technology services to utilities, electricity generators, wholesale energy merchants, financial institutions and energy technology companies.

Commerce Energy, Inc.

We sell electricity and natural gas service to customers under month-to-month and/or longer-term service contracts. The positive difference between the sales price of energy delivered to our customers and the related sum of the cost of our energy supplies, transmission costs, distribution costs and ancillary services costs provides us with a gross profit margin. The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. The local utilities may also provide billing and collection services for many of our customers on our behalf.

We buy electricity and natural gas in the wholesale market in time-specific, bulk or block quantities usually at fixed prices. With respect to electricity markets, we balance the differences between the actual sales demand or usage of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market. Independent System Operators, or ISOs, and Regional Transmission Organizations, or RTOs, perform real-time load balancing for each of the electric grids in which we operate. Similarly, with respect to natural gas markets, supply and demand balancing is performed by Commerce Energy in connection with agreements with the local distribution company (LDC) utilities or by the LDC themselves on behalf of Commerce Energy, for each of the natural gas markets in which we operate. We are charged or credited by the ISOs and LDCs for balancing of our electricity and natural gas purchased and sold for our account.

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

Our Customers and Markets

As of July 31, 2006, we were delivering electricity and natural gas supply to customers in nine states and twenty LDC markets. We periodically review and evaluate the profitability of our operations in each of these markets and the advantages of our market entrance in other potential LDC markets that are open for direct access sales to end-use customers. The review of entrance in a new market area includes exploring opportunities to acquire existing portfolios of customers from current suppliers in targeted markets.

We operate in one reportable business segment, energy retailing, in one geographic area, the United States. Our customer base consists of residential, commercial, industrial, and institutional customers. Our business is not dependent upon any one customer or a few major customers and during fiscal 2006, no one customer accounted for more than 10% of our net revenues. In addition to expansion of our core products and services into new deregulated markets and targeted customer classes, we are working to broaden the scope of our energy-related products and services to include energy efficiency offerings and additional outsourced services.

As of July 31, 2006, we served approximately 137,000 electricity and natural gas customers. Although a number of our customers, particularly in our commercial and industrial sales segment, can have more than one account, we determine and report our customer count with each customer defined as an individual customer account. We served electricity customers in twelve LDC markets within six states: California, Pennsylvania, Michigan, Maryland, New Jersey and Texas and natural gas customers in eight LDC markets within six states: California, Georgia, Maryland, New York, Ohio and Pennsylvania.

Sales of electricity and natural gas comprised 74% and 25%, respectively, of total net revenues during fiscal 2006 and 89% and 10%, respectively, during fiscal 2005. During fiscal 2004, net revenues were comprised 100% of sales of electricity.

Skipping Stone is engaged by over 50 clients under master agreements, with up to a dozen active engagements in any given month. Clients include utilities, wholesale energy merchants, natural gas pipeline companies, electricity generators, energy producers and investment companies. Net revenue attributable to Skipping Stone is approximately 1% of total net revenues in fiscal 2005 and 2006.

Strategy

Commerce Energy’s future profitability depends on our ability to achieve sufficient customer scale in order to create a profitable operating cost structure. To achieve this scale, we intend to substantially grow our customer base in markets that offer adequate gross margins, shed customers which may no longer be served economically, evaluate and align our market presence to achieve an optimum return on investments and seek out acquisition opportunities that will advance our growth goals. Growth plans include:

•	Substantially grow our customer base in energy markets that have rate structures, market rules, consumer demographics, energy consumption patterns, access to favorable energy supply and risk management profiles that allow us to economically serve the market.

•	Establish a market position for the Commerce Energy brand that is differentiated from competitors, relevant to customers and other key stakeholders and executable by the company.

•	Within our mass market division, continue to develop a robust sales channel mix including outbound and inbound telesales, online sales and enrollment, affinity alliances, direct mail, advertising, as well as various indirect sales partnerships, including network marketing, door-to-door solicitations, independent agents and online affiliates.

•	Establish strategic supplier relationships that will enable us to offer a broad range of innovative service plans, pricing flexibility and competitive rates.

•	Offer additional products and services to our customers designed to help consumers use energy more efficiently and to otherwise bring better control to their energy costs.

•	Pursue community aggregation programs that enable us to enroll larger numbers of consumers more economically than through traditional one-by-one marketing efforts.

•	Continue to develop our Commercial & Industrial (C&I) division in its pursuit of small- and medium-size commercial consumers, particularly those with multiple-location (multi-state) requirements.

Sales and Marketing

Commerce Energy markets electricity and natural gas utilizing contract terms based either on monthly fixed or variable rates. The majority of our fixed-rate contracts are for a duration of twelve to twenty-four months, with occasional shorter-term offerings based on market conditions and customer preferences. Our monthly variable rate contracts are cancellable after thirty days’ notice, allowing customer flexibility with respect to a longer term price or supplier commitment. During the second half of fiscal 2006, approximately 95% of our new customer sales contracts were under fixed-rate contract terms. As expected, following unprecedented increases in the wholesale cost of energy and significant volatility of market prices during the second half of calendar 2005, customers were more inclined to lock in certainty in the cost of their energy supplies. As the wholesale market price of energy declines, we believe customers may increasingly move toward our monthly variable-rate contracts, thus allowing them to take advantage of decreasing market prices.

A variety of approaches are utilized in acquiring customers, including a professional sales force calling on C&I end-users and various mass market sales channels in pursuit of residential and small businesses. Historically, a majority of our customers have been acquired through telesales and network marketing. More recently, door-to-door sales have been added to the mix as well as targeted broadcast advertising, professional sales, affinity alliances and on-line affiliates.

Service after the sale is a critical part of our success. During fiscal 2006, high levels of customer growth resulted in hiring and training new staff members, as well as improving technology platforms to expedite the processing of new customer accounts, ensure timely and accurate billing and provide one-call resolution to customer inquires.

Our sales efforts are divided into two divisions: C&I, representing sales to medium-sized and larger commercial accounts, and Mass Market, comprised of residential customers and small businesses.

Commercial & Industrial

C&I sales primarily involve structured, custom-rate contracts developed specifically to meet the desires, needs and usage pattern of an individual customer. A typical C&I customer possesses a high level of understanding of the energy business and current market conditions, and individual customer sales involve higher energy usage and lower per unit margins, as compared to the typical mass market customer. Competition for these types of customers is robust, with several established competitors in each geographic market. Commerce Energy has established itself as a preferred provider of customers with multi-location, multi-state requirements. Leveraging our information systems and operational capabilities, we are able to attract and retain customers such as retail chains, hotel/motel chains, food service chains and school districts, in addition to small- and medium-sized, single-location commercial consumers. Although other indirect sales channels and sales agents are utilized, we make sales to this customer segment largely through the establishment of direct customer relationship by our professional inside salespersons.

Mass Market

Sales to mass market customers are comprised of pre-defined service plans developed on the usage patterns of a typical small business or residential consumer. Historically, telesales and network marketing were utilized almost exclusively for the acquisition of customers in the mass market. In order to significantly increase our sales in this customer segment, during the last half of fiscal 2006 we began utilizing a number of other sales channels for the acquisition of mass market customers, including third-party door-to-door commission salespersons, affinity alliances, on-line affiliates and targeted print and broadcast advertising.

Energy Supply

We do not own electricity generation assets or natural gas producing properties. All of the electricity and natural gas we sell to our customers is purchased in the wholesale market from third-party suppliers in time-specific block quantities under short-term and long-term contracts, usually at fixed prices. Although we have open lines of credit with suppliers, contractual purchase terms with suppliers often require additional collateral to support our energy purchases. We utilize our available cash and letters of credit issued under our bank credit facility to meet any collateral requirements of our energy suppliers.

With respect to electricity markets, we balance the differences between the actual sales demand or usage of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market. Independent System Operators, or ISOs, and Regional Transmission Organizations, or RTOs, perform real-time load balancing for each of the electric grids in which we operate. Similarly, with respect to natural gas markets, supply and demand balancing is performed by Commerce Energy in connection with agreements with the local distribution company (LDC) utilities or by the LDC themselves on behalf of Commerce Energy, for each of the natural gas markets in which we operate. We are charged or credited by the ISOs and LDCs for balancing of our electricity and natural gas purchased and sold for our account and we are subject to costs or fees charged by the ISOs or LDCs for these electricity and natural gas balancing activities related to our account.

Wholesale electricity and natural gas are readily available from various third party suppliers in our markets, except for the state of Michigan, where all of our electricity is purchased from one supplier. In fiscal 2006, two electricity suppliers (including the Michigan supplier) each accounted for 11% of our direct energy costs. Based upon current information from our suppliers, we do not anticipate any shortage of supply. However, in the event of a supply shortage, there can be no assurance that we would be able to timely secure an alternative supply of electricity or natural gas at prices comparable to our current contracts, and the failure to replace a supplier in a timely manner at comparable prices could materially harm our operations.

We employ risk management policies and procedures to control and monitor the risks associated with volatile commodity markets and to assure a balanced energy sales and supply portfolio within defined risk tolerances.

Competition

Commerce Energy, Inc.

In markets that are open to competitive choice of retail energy suppliers, there are generally three types of competitors: the incumbent utilities, utility-affiliated retail marketers and small to mid-size independent retail energy companies. Competition is based primarily on price, product offerings and customer service.

The competitive landscape differs in each utility service area, and within each targeted customer segment. For residential and small commercial customers in most service territories, the primary competitive challenges come from the incumbent utility and affiliated utility marketing companies. For the medium-sized commercial customer, competitive challenges come from the utility and its affiliated marketing company, as well as other independents. However, this segment is still the least targeted segment among our competition due to the difficulty in balancing cost of acquisition and margin objectives. The large commercial, institutional and industrial segments are very competitive in most markets with nearly all customers having already switched away from the utility to an alternate provider. National affiliated utility marketers, energy producers and other independent retail energy companies often compete for customers in this segment.

The incumbent regulated utilities and the nationally-branded utility affiliates typically benefit from the economies of scale derived from the strength of a substantial asset-based balance sheets, and vertically integrated business models that combine production, transmission and distribution assets. For incumbent utilities these advantages are often offset by the lack of flexibility to offer multiple product choices to their customers, while the nationally- branded affiliates often struggle with long-term focus and cultural adaptation to a non-regulated market environment.

Increasing our market share depends on our ability to convince customers to switch to our service. The local utilities have the advantage of long-standing relationships with their customers and they have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do. In addition, local utilities have been subject to many years of regulatory oversight and thus have a significant amount of experience regarding the policy preferences of their regulators, as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service. Local utilities may seek to decrease their tariff retail rates to limit or to preclude the opportunities for competitive energy suppliers and otherwise seek to establish rates, terms and conditions to the disadvantage of competitive energy suppliers. There is an emerging trend among some local utilities to exit the merchant function and actively encourage customers to leave their energy supply service. This is sometimes encouraged by the framework for deregulation within which the local utility operates. Recently, there have been several customer auctions held in which the local utility assigns its customers to winning retail marketer bidders. We have had historical success in the customer-auction process and plan to pursue more of these opportunities as they become available.

Among the retail marketers and wholesale merchants, competition is most intense for the larger volume commercial and industrial accounts. Our primary target customer segments are small to medium commercial customers. We expect that the combination of our existing residential customer base and our continued growth will enhance our ability to successfully compete for larger commercial and institutional customers.

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

We also may face competition from other nationally-branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than we are.

Skipping Stone Inc.

We face competition in selling consulting and outsourced services from a large variety of companies. These competitors may be engaged in the energy business, as we are, or may be national and international management and information technology firms.

Seasonality

Our sales volumes and revenues are subject to fluctuations during the year due primarily to the impact of seasonal weather factors on customer energy demand and the related market prices of electricity and natural gas. Electricity sales volumes are historically higher in the summer months for cooling purposes, followed by the winter months for heating and lighting purposes. Natural gas sales volumes are higher in the winter heating season, with the lowest demand occurring during the summer.

Governmental Regulation

In states that have adopted deregulation, state Public Utility Commissions, or PUCs, have authority to license and regulate certain activities of electric and natural gas retailers. Commerce Energy is subject to regulation by the PUC in each state in which we sell electricity and natural gas. As of July 31, 2006, we were licensed by the applicable PUCs in nine states. These licenses permit us to sell electricity and natural gas to commercial, industrial, institutional and residential customers. The requirements for licensing and the level of regulation vary from state to state.

We consider each utility service territory within which we operate to be a distinct market due to the unique characteristics of each. A discussion of regulations for our market service areas follows:

State Regulations

Wholesale market rules are expected to change over the next several years as Regional Transmission Organizations, or RTOs, continue in their efforts through a variety of FERC-filed rules and procedures to relieve congested transmission systems, encourage expansion of transmission networks and attempt to enhance competition in the bulk power markets. These changes will likely impact our retail electricity business in several RTOs in which we operate, specifically: PJM Interconnection, Electric Reliability Council of Texas and the California

Independent System Operator. These proposed changes could increase transmission charges in the form of congestion pricing to relieve congestion at certain delivery or interconnection points on a transmission system (nodal pricing and related measures) and through higher transmission capacity charges permitted by FERC to stimulate more investment in new transmission lines and facilities. While these changes will likely increase transmission charges, at least in the short run, they may lead to a more efficient and expanded transmission system within these RTOs that can accommodate more transactions, and help the Company to access more customers at the wholesale and retail level. There is no way to impute an exact effect through a cost/benefit analysis because there are many variables, and RTOs may be permitted different ways to achieve the same objective of enhancing competition in the bulk power, wholesale markets.

Electricity

California.  The 1996 California Assembly Bill 1890 codified the restructuring of the California electric industry and provided for the right of Direct Access. Direct Access allowed electricity customers to buy their power from a supplier other than the electric distribution utilities beginning January 1, 1998. On April 1, 1998, the Company began supplying customers in California with electricity as an Electric Service Provider. On September 20, 2001, the California PUC issued a ruling suspending electricity Direct Access. This ruling permits ESP’s to keep their current customers and to solicit direct access customers served by other ESPs; however it prohibits us from signing up new non-direct access customers in California for an undetermined period of time.

Under legislative mandate, the California PUC is implementing the state’s Resource Adequacy Requirement, or RAR. In September 2005, California Assembly Bill 380, covering electrical restructuring and resource adequacy was passed into law. This bill requires the California PUC, in consultation with the ISO, to establish RARs for all Load-Serving Entities, or LSEs. The bill requires each LSE to secure generating capacity adequate to meet its load requirements, including but not limited to, peak demand and planning and operating reserves, deliverable to locations and at times as may be necessary to provide reliable electric service. The California PUC issued its Final Decision on system RARs on October 27, 2005. The Final Decision requires LSEs, including Investor-Owned Electric Utilities, or IOUs, Electric Service Providers or ESPs, and Community Choice Aggregators or CCAs, to have capacity to serve their retail customers’ forecasted loads and a 15-17% reserve margin beginning in June 2006. On June 29, 2006, the California PUC issued its decision on local RARs, for which requirements are established annually under CPUC allocation principles. The California PUC adopted a penalty of $40 per kW-year on the amount an LSE is deficient in meeting the annual requirements, in addition to backstop procurement costs. As an LSE, Commerce Energy is subject to the RARs and its provisions, including penalties for non-compliance. The ability of Commerce Energy to recover costs associated with RAR from its customers will be subject to market pricing and competitive forces.

On September 26, 2006, California Senate Bill 107 was signed into law. The bill amends the existing law concerning renewable portfolio standards for LSEs in the state. The bill accelerates the procurement targets such that 20% of retail sales are procured from eligible renewable energy resources no later than December 31, 2010. The former law required 20% by 2017. Rules to implement California’s Renewable Portfolio Standards or RPS and the rules by which ESPs must comply with RPS, are being developed and are not fully known to Commerce Energy. As such, the associated costs to Commerce Energy are not known.

Pennsylvania.   In 1996, the Electricity Generation Customer Choice and Competition Act was passed. The law allowed electric consumers to choose among competitive power suppliers beginning with one-third of the State’s consumers by January 1999, two-thirds by January 2000, and all consumers by January 2001. Commerce Energy began serving customers in Pennsylvania in 1999.

Current utility default rates are capped until 2010 as a result of the restructuring related to the Electric Choice Law. As power prices rise significantly, it has become clear that the utility price cap is not realistic or representative of true market power costs. Squeezed between a capped utility rate, high wholesale electricity costs and the high cost of servicing customers in Pennsylvania due to the market rules and market structure, many companies, including Commerce Energy, have reduced the number of customers they serve in the state.

There are no current rate cases or filings at the Pennsylvania PUC which would impact the Company’s financial results.

Michigan.   The Michigan state legislature passed two acts, the Customer Choice Act and Electricity Reliability Act, signed into law on June 3, 2000. Open Access, or Choice, became available to all consumers of Michigan electric distribution utilities, beginning January 1, 2002. We began marketing in Michigan’s Detroit Edison service territory in September 2002.

On February 4, 2005, the Detroit Edison filed an application to unbundle and realign its electric rates. The application proposed the unbundling of Detroit Edison’s existing rate classes into their cost components attributable to the generation, including transmission. and distribution functions and the phasing out of rate class imbalances relative to cost of service. Detroit Edison explained that its application would allow the utility to unbundle its residential, commercial, and industrial retail electric rate schedules into their separate components based on 2004 fully allocated embedded costs.

On December 22, 2005, the Michigan Public Utilities Commission, or the MPSC, approved Detroit Edison’s filing. The MPSC directed that distribution charges for choice and bundled customers should be brought into parity through aligning their rates, effective February 2006. This order resulted in a rate reduction for bundled commercial and industrial customers. This order had a major impact on Choice customers because the MPSC allowed the utility to shift costs earlier associated with energy charges to the distribution portion of the customer bill. As a result, Choice customers saw an increase in their distribution charges, which ultimately resulted in a “total bill” increase.

New efficient meter rules and a removal of Detroit Edison’s Stranded Cost charge in combination with a higher Power Cost Recovery Surcharge is closing the gap between the utility’s rate and the rate offered by suppliers, however, competition has been effectively halted in Michigan due to the design of Detroit Edison’s rate.

Maryland.  In 1999, the Maryland General Assembly passed the Electric Choice and Competition Act. Part of this Act required that all customers receive a rate reduction, followed by a rate freeze. The rate reduction of 6.5% for Baltimore Gas and Electric (BGE) customers was based on the last BGE rate case which was in 1993. The rate freeze in the BGE service territory expired on July 1, 2006. The market price obtained through the Standard Offer Service competitive auction process in the BGE service territory increased 72%. This increase paved the way for the Company to start offering products to all classes of customers at rates that are market based and highly competitive to BGE’s Standard Offer Service rate. Commerce Energy was licensed by the Maryland Public Service Commission on July 7, 2004.

In an attempt to mitigate the impact of the BGE rate increase, the Maryland General Assembly in special session in June, 2006 passed Senate Bill One which among other things limited the BGE rate increase to 15% for the period July 1, 2006 through May 31, 2007; however that limit was imposed as a credit to the utility’s transportation fees and in no way affected the commodity price increase.

New Jersey.   Deregulation activities began in New Jersey in November 1999 when the Board of Public Utilities, or BPU, approved the implementation plan. The Company began marketing in New Jersey in the Public Service Electric and Gas service territory in December 2003.

Since 2002, the four New Jersey Electric Distribution Companies, including Public Service Gas & Electric Company, or PSE&G, have procured electric supply to serve their Basic Generation Service, or BGS, customers through a statewide auction process held each year in February. BGS customers are customers who are not served by a third party supplier or competitive retailer. The utility uses a rolling procurement structure, whereby each year one-third of the load is procured for a three-year period. A portion of the load that was bid on three years ago will come up for re-bidding in 2007. Commerce Energy anticipates that this will cause the auction rate to increase and create a BGS rate that is closer to the current market price.

Texas.   Texas deregulation began in 1999. Beginning in January 2002, Texas electricity consumers could choose their Retail Electricity Provider, or REP. Commerce Energy began serving electric customers in the TXU Electric Delivery and CenterPoint service territories of the Electric Reliability Council of Texas, or ERCOT. On May 16, 2005, we expanded further into the Texas service territories of American Electric Power, or AEP, and Texas New Mexico Power, or TNMP. ERCOT is currently examining the manner in which it expects to shift its current operation of the wholesale transmission distribution system from a zonal to a nodal marketplace. We expect the nodal market design will impact the purchasing of our wholesale power by changing the delivery locations of our wholesale supply.

Credit risks may increase for retail electric providers selling to residential customers. Under existing law, Commerce Energy and other retail electric providers can only use electric bill payment history to deny service beginning on the later of January 1, 2007 or the date that price to beat is no longer in effect in the residential customer’s geographic area. However, a common database providing electric bill payment history is not available for retail electric providers. Until the database is voluntarily created, or mandated by policy, Commerce Energy will continue to rely on PUCT Customer Protection Rules to manage credit risk. Those rules give Commerce Energy the right to request a deposit or advanced payment.

Wholesale costs associated with scheduling and balancing energy on the ERCOT grid may increase for market participants, such as Commerce Energy. Specifically, cost responsibility and allocation for Replacement Reserve Service (RPRS), an ancillary service for ERCOT grid operations, is under ERCOT’s policy review. Until resolved, the RPRS Charge is being temporarily “uplifted” to all market participants on a load-ratio share basis. The ability of Commerce Energy to recover these charges from its retail customers is subject to market pricing and competitive pricing.

Natural Gas

Beginning with the Natural Gas Policy Act of 1978, the U.S. Congress initiated a process that ended federal control over the price of natural gas at the wellhead. This ultimately set in motion a series of public policy changes by the FERC and state utility commissions that have resulted in consumer choice programs for all natural gas users in certain states.

We serve natural gas customers in eight utility gas market areas in the following six states:

California.   We currently serve residential and small commercial customers in the Southern California Gas and Pacific Gas & Electric gas markets. We are the only core aggregation transportation provider to residential customers in these market areas. There are no current rate cases or filings pending before the California PUC that are anticipated to impact our financial results.

Georgia.   In 1997, the Georgia General Assembly passed the Georgia Natural Gas Competition and Deregulation Act, or the Georgia Gas Act. The Georgia Gas Act reorganized the Georgia retail natural gas market and allowed natural gas marketers to serve retail consumers. The Georgia Public Service Commission, or the GA PSC, has implemented a comprehensive unbundling program in the state. Over 80 percent of the state’s residential gas consumers are serviced by certified gas marketers. The ability to disconnect customers for non-payment of invoices is severely constrained by system design and human resource limitations in this market. This may affect the Company’s ability to limit losses within this market.

Maryland.   In 1997, natural gas choice was brought to Maryland consumers. We provide gas service to residential and small commercial customers in the Baltimore Gas & Electric market area. There are other gas marketers that serve these types of customers. In July, 2005 the Maryland Public Service Commission adopted enhanced customer protection rules which were applied to the retail energy market. The approval of these rules will not impact financial results as the Company is currently compliant.

New York.   In 1996, New York began offering natural gas choice programs. We currently serve residential and small commercial customers in the KeySpan Energy Delivery gas market. There are other gas marketers that serve these types of customers. In the fall of 2004, the New York Public Service Commission issued a policy statement requiring all utilities to submit a plan outlining their program to enhance the Choice program in the market place resulting in an increased competitive environment. Currently several of the utilities are implementing their plans. We expect that these activities will improve our ability to market in New York to new gas customers.

Ohio.   In 1997, natural gas choice programs began in Ohio. We provide gas service to residential and small commercial customers in the Dominion East Ohio, or DEO, and Columbia Gas of Ohio service areas.

DEO’s plan to exit the merchant function in Ohio was approved earlier this year. The plan was divided into two sections, Phase I and Phase II. In Phase I suppliers and marketers bid for supply only. In Phase II, suppliers and marketers will bid to serve any bundled customers remaining with DEO. On August 29, 2006,

DEO conducted an auction for pricing of its natural gas wholesale supply for the time period October 2006 through August 2008.

The auction participants bid on a retail price adjustment that will be added on a monthly basis to the monthly NYMEX settlement price. The sum of these will become the Standard Offer Service, or SOS, price that will replace the current Gas Cost Recovery, or GCR, rate. The GCR rate has traditionally been calculated on a monthly basis using imbalances from prior months. The new SOS rate will more closely reflect true market costs.

Pennsylvania.   In 1997, the natural gas supply service in Pennsylvania was fully opened to competition for all customer classes. The Natural Gas Choice and Competition Act specified that after five years (July 2004) the PUC was to initiate processes to evaluate the competitiveness of natural gas supply services in the state and report its findings to the General Assembly. As a result, the Pennsylvania PUC released a report on its findings earlier this year. It was discovered that the State at this time could be more supportive of competition by changing some of the rules and taxes currently imposed on suppliers. A report regarding their findings is expected to be released later this year.

Federal Regulations

Federal Energy Regulatory Commission

We also are subject to regulation by various other federal, state and local governmental agencies. Our electric purchases and sales are subject to the jurisdiction of the Federal Energy Regulatory Commission, or FERC, under the Federal Power Act. We make sales of electricity pursuant to a Power Marketer certificate issued by FERC. While not generally regulating the rates or terms or conditions of electricity sales, FERC has the authority to institute proceedings to identify transactions involving rates that are not just and reasonable due to market manipulation and to reverse or unwind such transactions to ensure just and reasonable rates.

The Federal Energy Policy Act of 2005

On August 8, 2005, the Energy Policy Act of 2005, or EPA 2005, was signed into law. The scope of EPA 2005 is broad, addressing fossil, nuclear and renewable energy, energy efficiency and tax credits and incentives, across a range of energy producing and consuming sectors. Certain changes mandated by EPA 2005 may have a direct or indirect effect on our business. In particular, provisions intended to enhance the reliability of electric transmission and delivery systems, further the transparency of electricity and natural gas markets, encourage the construction of new electric transmission infrastructure, and facilitate the importation of natural gas should increase the efficiency of the competitive wholesale natural gas and electricity markets in which we participate. Furthermore, effective February 8, 2006, EPA 2005 replaces the Public Utility Holding Company Act of 1935, or PUHCA 1935, with the Public Utility Holding Company Act of 2005, or PUHCA 2005. PUHCA 2005 involves much less extensive regulation than PUHCA 1935, but does include provisions involving FERC access to books and records of public utility holding companies and their affiliates, as well as certain oversight over affiliate transactions. In accordance with EPA 2005, FERC has finalized rules (RM05-32-000) to address certain issues related to implementation of PUHCA 2005, including implementing the Federal access to books and records.

In the past, through a series of no action letters, the U.S. Securities and Exchange Commission, or the SEC, has concluded that electric and gas marketers who did not own or operate electric generation, transmission or distribution facilities or gas retail distribution facilities were not public-utility companies, and their parent companies were not public-utility holding companies, under PUHCA 1935. In its final rule, FERC confirmed that such electric and gas marketers are not public-utility companies under PUHCA 2005, and that their parent companies are not holding companies under PUHCA 2005 (provided such parent companies do not own other entities that would be considered public-utility companies), so they would not be subject to the provisions of the new law.

Intellectual Property

Intellectual property assets include our proprietary software and service products, our registered trademarks (electricAmerica®, Green Smart®, 1-800-Electric®, electric.com® and Utilihost, Inc.®), our 1-800-Electric telephone number and rights to our internet domain names (electric.com, commerceenergy.com and electricAmerica.com). We believe that each of our intellectual property assets offers us strategic advantages in our operations.

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

Employees

As of July 31, 2006, we employed 176 full-time employees, including 36 in administration, 37 in marketing and sales, and 103 in operations. Our employees are not covered by a collective bargaining agreement or presently represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information

Our Internet Address is www.commerceenergy.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our web site. The information found on our web site is not part of this or any other report we file or furnish to the SEC.

Item 1A.	Risk Factors.

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

Other aspects of EPA 2005, such as the repeal of PUHCA 1935 and replacing it with PUHCA 2005, also may impact our business to the extent FERC does not continue the SEC’s precedent of not regulating electric and gas marketers under PUHCA. A proposed rulemaking implementing PUHCA 2005 is currently pending before FERC. If marketers and their parent companies and affiliates are to be regulated under PUHCA 2005, FERC may have access to their books and records and has oversight of their affiliate transactions. Various parties participating in FERC rulemaking have urged FERC not to regulate marketers and other entities that do not own or operate gas or electric facilities.

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

To provide electricity and natural gas to our customers, we must, from time to time, purchase the energy commodity in the short-term or spot wholesale energy markets, which can be highly volatile. In particular, the wholesale electricity market can experience large price fluctuations during peak load periods. Furthermore, to the extent that we enter into contracts with customers that require us to provide electricity and natural gas at a fixed price over an extended period of time, and to the extent that we have not purchased all the commodity to cover those commitments, we may incur losses caused by rising wholesale prices. Periods of rising prices may reduce our ability to compete with local utilities because their regulated rates may not immediately increase to reflect these increased costs. Energy Service Providers like us take on the risk of purchasing power for an uncertain load and if the load does not materialize as forecast, it leaves us in a long position that would be resold into the wholesale electricity and natural gas market. Sales of this surplus electricity could be and often are at prices below our cost. Long positions of natural gas must be stored in inventory and are subject to the lower of cost or market valuations that can produce losses. Conversely, if unanticipated load appears that may result in an insufficient supply of electricity or natural gas, we would need to purchase the additional supply. These purchases could be and often are at prices that are higher than our sales price to our customers. Either situation could create losses for us if we are exposed to the price volatility of the wholesale spot markets. Any of these contingencies could substantially increase our costs of operation. Such factors could have a material adverse effect on our financial condition.

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

The terms of our asset-based credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons or sell, assign, transfer, lease, converge or otherwise dispose of all or substantially all of our assets. Further, we and our subsidiary, Commerce Energy, are required to maintain specified financial ratios and satisfy certain financial condition tests. Our ability and Commerce Energy’s ability to meet those financial ratios and tests can be affected by events beyond our ability and control, respectively, and there can be no assurance that we will meet those tests. Substantially all of our assets and our operating subsidiaries’ assets are pledged as security under our asset-based credit facility.

If the wholesale price of electricity decreases, we may be required to post letters of credit for margin to secure our obligations under our long term energy contracts.

If the market price of wholesale electricity decreases below the price of the electricity we purchase under long-term contracts, the power supplier may require us to post margin in the form of a letter of credit, or other collateral, to protect themselves against our potential default on the contract. If we are required to post such security, it could adversely affect our liquidity.

Some suppliers of electricity have been experiencing deteriorating credit quality.

We continue to monitor the credit quality of our energy suppliers to attempt to reduce the impact of any potential counterparty default. As of July 31, 2006, the majority of our counterparties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time with no advance warning. A deterioration in the credit quality of our energy suppliers could have an adverse impact on our sources of electricity purchases.

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

In California, the FERC [FERC Dockets No. EL02-71-001 and EL 000-95-000] and other regulatory and judicial bodies continue to examine the behavior of market participants during the California Energy Crisis of 2000 and 2001, and to recalculate what market clearing prices should have or might have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants, we cannot predict whether the results would be favorable or unfavorable for us nor can we predict the amount of such adjustments. The payment or receipt of adjustments, if any, will likely be conducted between FERC, the California ISO and our contracted scheduling coordinator for the period in question, Automated Power Exchange, or APX. APX served as the direct interface with the now defunct California Power Exchange for the sale and purchase of some volumes of power by the Company during 2000 and 2001.

In Pennsylvania, beginning in December 2004, the ISO established a Seams Elimination Charge Adjustment, or SECA, to compensate transmission owners for the change in the Regional Through and Out Rates which eliminated some transmission charges and revenues from the ISO system operations. The impact on us, if any, is uncertain at this time. Compensatory payments to transmission owners are likely, but the recovery mechanism from customers, utilities or other load serving entities, such as us, is uncertain. We cannot predict the amount of these adjustments, if any, at this time.

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

We sell electricity and natural gas that we purchase from third-party power supply companies and natural gas suppliers to our retail customers on a contractual or monthly basis. We are not guaranteed any rate of return through regulated rates, and our revenues and results of operations are likely to depend, in large part, upon prevailing market prices for electricity and natural gas in our regional markets. These market prices may fluctuate substantially over relatively short periods of time. These factors could have an adverse impact on our revenues and results of operations.

Volatility in market prices for electricity and natural gas results from multiple factors, including:

•	weather conditions, including hydrological conditions such as precipitation, snow pack and stream flow;

•	seasonality;

•	unexpected changes in customer usage;

•	transmission or transportation constraints or inefficiencies;

•	planned and unplanned plant or transmission line outages;

•	demand for electricity;

•	natural gas, crude oil and refined products, and coal supply availability to generators from whom we purchase electricity, natural disasters, wars, embargoes and other catastrophic events; and

•	federal, state and foreign energy and environmental regulation and legislation.

We may experience difficulty in successfully identifying, integrating and managing the risks related to businesses or assets that we may acquire and in realizing the anticipated economic benefits related thereto.

We do not have a great deal of experience acquiring companies or large blocks of assets, and the companies and assets we have acquired have been small. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or group of assets may create unforeseen operating difficulties and expenditures and risk. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies;

•	Diversion of management time and focus from operating our business to acquisition integration challenges;

•	Cultural challenges associated with integrating employees from the acquired company into our organization;

•	Retaining employees working in the businesses or group of assets we acquire;

•	The need to integrate the accounting, management information, human resource and other administrative systems of an acquired business or assets to permit effective management;

•	The possibility of increased customer attrition with respect to the asset we acquired; and

•	The need to secure adequate supplies of electricity and natural gas to service the demands of the acquired business or assets.

Also, the anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

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

We have devoted significant resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to reportable conditions and material weaknesses in fiscal 2004 and 2005, we are continuing to work to improve our internal controls, particularly in the area of energy accounting. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Investor confidence and share value may be adversely impacted if our independent registered public accountants are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accountants must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement may first apply to our Annual Report on Form 10-K for the fiscal year ending July 31, 2007. How companies should be implementing these new requirements, including internal control reforms, if any, to comply with Section 404’s requirements, and how independent registered public accountants will apply these new requirements and test companies’ internal controls, are subject to uncertainty. Although we are diligently and vigorously reviewing our internal controls over financial reporting in order to ensure compliance with the new Section 404 requirements, if our independent registered public accountants are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 1C.  Executive Officers of the Registrant.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers, including their respective business experience during the last five years and age as of October 16, 2006. Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no arrangements or understandings pursuant to which any of the persons listed below was selected as an executive officer.

Name and Position	Age	Principal Occupation and Other Information

Steven S. Boss Chief Executive Officer and Director	60	Mr. Boss was appointed to the Board of Directors in July 2005 and appointed Chief Executive Officer of Commerce Energy Group, Inc. in August 2005. Since August 2005, Mr. Boss also has served as a director and President of Commerce Energy, Inc., a director and Chief Executive Officer of Skipping Stone Inc. Each of Commerce Energy, Inc., Skipping Stone Inc. and Utilihost, Inc. are wholly-owned subsidiaries of Commerce Energy Group, Inc. From 2003 to August 2005, Mr. Boss was an attorney in private practice specializing in the representation of energy companies and commercial energy users. From 2000 to 2003, Mr. Boss served as president of Energy Buyers Network, LLC, an energy consulting firm that provided regulatory representation and structured direct access energy transactions for commercial energy users. From 1999 to 2000, he served as president of both Sierra Pacific Energy Company and Nevada Power Services, non-regulated energy services operating subsidiaries of Sierra Pacific Resources. Prior to that, Mr. Boss served in various legal and senior management positions in a number of energy companies and practiced law in private practice. From 1984 to 1992, Mr. Boss served as president and chief executive officer of Sunrise Energy Services, Inc., an independent natural gas marketing company with shares listed on the American and London Stock Exchanges. Mr. Boss received a Bachelor of Science in Aerospace Engineering from the University of Texas and a Juris Doctor from the University of Southern California. He has been a member of the State Bar of California since 1974.
Lawrence Clayton, Jr. Senior Vice President, Chief Financial Officer and Secretary	53	Mr. Clayton was appointed Interim Chief Financial Officer and Secretary of Commerce Energy Group, Inc. in August 2005 and in December 2005 was appointed Chief Financial Officer and Secretary of the Corporation. Since January 2006, Mr. Clayton has served as a director and Chief Financial Officer, Treasurer and Secretary of Commerce Energy, Inc. and a director, Chief Financial Officer, Treasurer and Secretary of Skipping Stone Inc. From March 2004 to August 2005, Mr. Clayton was a principal of The Practice Advisory Group, a private management consulting organization. From 2003 to March 2004, he served as a private consultant for energy clients. From 2000 to 2002 Mr. Clayton served as Chief Financial Officer of EOTT Energy, a publicly-traded independent gatherer and marketer of crude oil. From 1994 to 2000, Mr. Clayton was the Chief Financial Officer of Aquila Energy, an energy merchant subsidiary of UtiliCorp United, Inc., whose capital stock traded on the New York Stock Exchange. Mr. Clayton is a graduate of Rice University, where he earned both an M.A. in Accounting and a B.A. in Managerial Studies and Economics.

Name and Position	Age	Principal Occupation and Other Information

Thomas L. Ulry Senior Vice President, Sales and Marketing	42	Mr. Ulry joined the Commerce Energy Group, Inc. in February 2005 as Senior Vice President, Sales and Operations and currently serves as Senior Vice President, Sales and Marketing. From October 2003 until he joined Commerce Energy Group, Mr. Ulry served as Global Vice President and Chief Operating Officer of ACN Energy, a division of ACN, Inc. that was acquired by us in February 2005. From November 2001 to July 2003, Mr. Ulry served as Senior Vice President for Nicor Energy, L.L.C. Mr. Ulry served as President and Chief Operating Officer of Energy.com Corporation from 1997 through October 2001. Mr. Ulry has also held positions with Access Energy Corporation, Unicorp Energy, Inc. and UtiliCorp Energy Services/Broad Street Oil & Gas. Mr. Ulry holds an Associate degree in Information Technology from Columbus Para-Professional Institute.
R. Nick Cioll Vice President, Chief Risk Officer	48	Mr. Cioll was appointed Vice President, Chief Risk Officer of Commerce Energy Group, Inc. in October 2006. Mr. Cioll has served as Vice President, Risk Management for Commerce Energy Inc., since July 2004. From April 2002 to 2004, Mr. Cioll served as Director of Risk Management at TXU Corporation, a company that engages in electricity generation, residential and business retail electricity sales, and wholesale power and natural gas market activities. From November 2001 to 2002, Mr. Cioll served as Internal Business Consultant at TXU Corporation. From 1999 to 2001, Mr. Cioll served as Senior Vice President and Chief Strategy Officer of RateXChange Corporation, an e-commerce online exchange for communications bandwidth. Mr. Cioll received his Bachelor of Science degree in Economics from Louisiana State University, and his Masters in Business Administration with a finance option from the University of New Orleans.

Item 2.	Properties.

We sublease approximately 39,000 square feet of office space in Costa Mesa, California, which houses our principal executive offices and administrative and operations space. This lease expires in September 2009. We also lease approximately 11,000 square feet of office space in Irving, Texas, for our new Texas office, which we occupied at the end of October 2006. This replaces the approximately 9,000 square feet we previously leased on a month-to-month basis in Farmington Hills, Michigan. Our new Texas lease expires in January 2010. We also lease office space in Boston, Massachusetts and Houston, Texas. The Boston office consists of approximately 3,200 square feet under a lease that expires in June 2010, and the Houston office consists of approximately 5,000 square feet under a lease that expires in September 2009.

We believe that our current facilities are sufficient for the operation of our business, and we believe that suitable additional space in various local markets is available to accommodate any needs that may arise.

Item 3.	Legal Proceedings.

On February 24, 2006, American Communications Network, Inc., or ACN, delivered to us an arbitration demand claim, alleging that Commerce was liable for significant actual, consequential and punitive damages and restitution on a variety of causes of action including anticipatory breach of contract, unjust enrichment, tortuous interference with prospective economic advantage and prima facie tort with respect to alleged future commissions arising after their termination of the Sales Agency Agreement effective February 9, 2006. ACN, Commerce and the Company entered into the Sales Agency Agreement in connection with the Company’s purchase of certain assets of

ACN and certain of its subsidiaries in February 2005. This claim was delivered via mail to the Company but was not filed with the American Arbitration Association, or the AAA.

On March 23, 2006, Commerce Energy filed a Demand for Arbitration with the AAA in New York of this dispute, asserting claims for declaratory relief, material breach of contract and breach of the implied covenant of good faith and fair dealing. Our Demand for Arbitration seeks compensatory damages in an amount to be determined at the arbitration. On May 4, 2006, ACN filed with the AAA in New York its Demand for Arbitration of this dispute with the Commerce Energy. In its Demand, ACN alleges claims against Commerce Energy for breach of contract and breach of implied duty of good faith and fair dealing, seeking damages and restitution in amounts to be determined at the hearing. The parties are currently in the process of selecting an Arbitration panel to hear this dispute. The parties also have agreed to mediate the merits of this dispute in addition to continuing the arbitration process. Although the Company cannot predict the ultimate outcome of this matter, it intends to pursue these claims vigorously in arbitration and currently believes that no loss accrual is warranted related to this matter.

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

No matters were submitted to security holders in the fourth quarter of fiscal 2006.

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

Market Information

On July 8, 2004, our common stock began trading on the American Stock Exchange under the symbol “EGR.” The following table sets forth, the high and low sales price per share of common stock for the periods indicated, as reported on the American Stock Exchange:

Fiscal Year Ending July 31, 2005	High	Low

First Quarter	$2.00	$1.20
Second Quarter	$2.10	$0.75
Third Quarter	$3.45	$1.91
Fourth Quarter	$2.21	$1.33

Fiscal Year Ending July 31, 2006	High	Low

First Quarter	$1.80	$1.32
Second Quarter	$1.68	$1.20
Third Quarter	$1.51	$0.82
Fourth Quarter	$1.62	$1.05

As of October 16, 2006, the high and low sales price per share on the American Stock Exchange for our common stock was $1.39 and $1.33, respectively.

Holders

As of October 16, 2006, there were 1,813 holders of record of our Common Stock.

Dividend Policy

We have not declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividend for the foreseeable future. We presently intend to retain earnings to grow our customer base, finance future operations, and capital investments.

Our asset-based credit facility restricts our ability to pay cash dividends on our common stock and restricts our principal operating subsidiary, Commerce Energy’s, ability to pay dividends to us without the lenders’ consent. See “Credit Facility” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K and Note 4 to the Notes to the Consolidated Financial Statements.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Park III, Item 12 of this Annual Report on Form 10-K under the caption. “Securities Authorized for Issuance under Equity Compensation Plans,” and that information is incorporated herein by reference.

Recent Sales of Unregistered Securities

On October 8, 2005 and March 16, 2006, we issued 1,000 and 221,000 shares, respectively, of our common stock to John Julian, a former employee, and received $50 and $11,050 in cash consideration, pursuant to the exercise of a stock option. There were no underwriting discounts or commissions involved in the sale. The exercise price of the option was $0.05 per share. The shares of our common stock were issued pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering.

Item 6.	Selected Financial Data.

The selected financial data in the following table sets forth (a) balance sheet data as of July 31, 2006 and 2005, and statement of operations data for the fiscal years ended July 31, 2006, 2005 and 2004 derived from our audited consolidated financial statements, which were audited by Ernst & Young LLP, independent registered public accounting firm, for the fiscal years ended July 31, 2005 and 2004, and audited by Hein & Associates LLP, independent registered public accounting firm, for the fiscal year ended July 31, 2006, which are included elsewhere in this filing, and (b) balance sheet data as of July 31, 2004, 2003 and 2002, and statements of operations data for the fiscal years ended July 31, 2003 and 2002, derived from our audited consolidated financial statements, which were audited by Ernst & Young LLP, independent registered public accounting firm, which are not included in this filing. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto set forth below.

	Fiscal Year Ended July 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands except per share information)

Consolidated Statement of Operations Data:
Net revenue	$247,080	$253,853	$210,623	$165,526	$117,768
Direct energy costs	218,289	225,671	191,180	128,179	87,340

Gross profit	28,791	28,182	19,443	37,347	30,428
Operating expenses	32,170	35,585	33,313	22,732	20,247

Income (loss) from operations	(3,379)	(7,403)	(13,870)	14,615	10,181
Initial formation litigation expenses	—	(1,601)	(1,562)	(4,415)	(1,671)
Recovery of (provision for) impairment on investments	—	2,000	(7,135)	—	—
Loss on termination of Summit	—	—	(1,904)	—	—
Loss on equity investments	—	—	—	(567)	(160)
Minority interest share of loss	—	—	1,185	187	—
Interest income, net	1,140	890	549	715	939

Income (loss) before provision for (benefit from) income taxes	(2,239)	(6,114)	(22,737)	10,535	9,289
Provision for (benefit from) income taxes	—	—	(1,017)	5,113	4,125

Net income (loss)	$(2,239)	$(6,114)	$(21,720)	$5,422	$5,164

Earnings (loss) per common share
Basic	$(0.07)	$(0.20)	$(0.77)	$0.19	$0.19

Diluted	$(0.07)	$(0.20)	$(0.77)	$0.18	$0.16

Weighted-average shares outstanding:
Basic	30,419	30,946	28,338	27,424	27,482

Diluted	30,419	30,946	28,338	30,236	31,536

	As of July 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Consolidated Balance Sheet Data:
Working capital	$32,253	$36,719	$58,105	$56,411	$58,841
Total assets	$99,076	$102,632	$110,823	$125,870	$101,229
Stockholders’ equity	$66,333	$70,061	$74,106	$93,017	$87,952

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We are an independent marketer of electricity and natural gas to end-user customers. As of July 31, 2006, we provided retail electricity and natural gas to residential, commercial, industrial and institutional customers in nine states. Our principal operating subsidiary, Commerce Energy, Inc., is licensed by the Federal Energy Regulatory Commission, or FERC, and by state regulatory agencies as an unregulated retail marketer of natural gas and electricity.

We were founded in 1997 as a retail electricity marketer in California. As of July 31, 2006, we delivered electricity to approximately 80,000 customers in California, Pennsylvania, Michigan, Maryland, New Jersey and Texas; and natural gas to approximately 57,000 customers in California, Georgia, Maryland, New York, Ohio and Pennsylvania. As a result of an acquisition of certain commercial and industrial natural gas customer contracts of Houston Energy Services Co., or HESCO, subsequent to July 31, 2006, we currently serve retail electricity and natural gas customers in twelve states.

The electricity and natural gas we sell to our customers is purchased from third-party suppliers under both short-term and long-term contracts. We do not own electricity generation facilities, natural gas producing properties or pipelines. The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. The local utilities also provide billing and collection services for many of our customers on our behalf. Additionally, to facilitate load shaping and demand balancing for our customers, we buy and sell surplus electricity and natural gas from and to other market participants when necessary. We utilize third-party facilities for the storage of our natural gas.

The growth of our retail business depends upon a number of factors, including the degree of deregulation in each state, our ability to acquire new customers and retain existing customers and our ability to acquire energy for our customers at competitive prices and on favorable credit terms.

ACN Energy Transaction

On February 9, 2005, we acquired certain assets of ACN Utility Services, Inc., or ACNU, a subsidiary of American Communications Network, Inc., or ACN, and its retail electricity retail electricity business in Texas and Pennsylvania and its retail natural gas business in California, Georgia, Maryland, New York, Ohio and Pennsylvania. The aggregate purchase price was $14.5 million in cash and 930,233 shares of our common stock, valued at $2.0 million. The common stock payment was contingent upon meeting certain sales requirements during the year following the acquisition date. These sales requirements were not met and the shares were cancelled in April 2006. As a result, both goodwill and common stock were reduced by $2.0 million. We refer to this acquisition as the ACN Energy Transaction and the assets acquired as the ACN Energy Assets.

ACN Energy Assets included approximately 80,000 residential and small commercial customers, natural gas inventory associated with utility and pipeline storage and transportation agreements and natural gas and electricity supply, scheduling and capacity contracts, software and other infrastructure. No cash or accounts receivables were acquired in the transaction and none of ACNU’s legal liabilities were assumed. The ACN Energy Assets purchased and the operating results generated from the ACN Energy Transaction have been included in our operations as of February 1, 2005, the effective date of the acquisition. Additionally, we hired certain employees of ACNU and entered into a Sales Agency Agreement with ACN which allowed us to utilize ACN’s network of independent sales representatives for the retail sale of energy. The Sales Agency Agreement was terminated by ACN effective February 9, 2006.

With the termination of the Sales Agency Agreement, ACN’s network of sales representatives no longer offered our electricity and natural gas products after February 2006. Termination of the Sales Agency Agreement has not materially affected our relationships with existing customers acquired in the ACN Energy Transaction or subsequently acquired through ACN’s network of sales representatives under the Sales Agency Agreement, but there is no assurance that we can continue to maintain the relationship with these customers.

HESCO Customer Acquisition

On September 20, 2006, we entered into an Asset Purchase Agreement with HESCO to acquire certain assets consisting of contracts with end-use customers in California, Florida, Nevada, Kentucky and Texas consuming approximately 12 billion cubic feet of natural gas annually. The effective date of the acquisition was September 1, 2006.

We acquired the HESCO assets for approximately $4.1 million in cash. In order to facilitate our integration of the assets into our operations, we entered into a Transition Services Agreement with HESCO whereby it will provide to us certain services, primarily counterparty credit and natural gas scheduling for a period ranging from 90 to 120 days after closing. To secure these services and to guaranty certain of our obligations under the Transition Services Agreement, we posted a $1.5 million letter of credit in favor of HESCO.

Market and Regulatory

As of July 31, 2006, we served electricity and gas customers in nine states, operating within the jurisdictional territory of twenty different local utilities. Among other things, tariff filings by local distribution companies, or LDCs, for changes in their allowed billing rate to their customers in the markets in which we operate, significantly impact the viability of our sales and marketing plans and our overall operating and financial results. Although regulatory requirements are determined at the individual state, and administered and monitored by the Public Utility Commission, or PUC, of each state, operating rules and rate filings for each utility are unique. Accordingly, we generally treat each utility distribution territory as a distinct market.

Electricity

As of July 31, 2006, we marketed electricity in twelve LDC markets within the six states of California, Pennsylvania, Michigan, Maryland, New Jersey and Texas.

On April 1, 1998, we began supplying customers in California with electricity as an Electric Service Provider, or ESP. On September 20, 2001, the California Public Utility Commission, or CPUC, issued a ruling suspending the right of Direct Access, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, although permitting us to keep current direct access customers and to solicit direct access customers served by other ESPs, prohibits us from soliciting new non- direct access customers for an indefinite period of time.

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

There are no current rate cases or filings in the states of Pennsylvania, Michigan, Maryland, New Jersey or Texas that are anticipated to impact our financial results.

Natural Gas

As of July 31, 2006, we marketed natural gas in eight LDC markets within the six states of California, Georgia, Maryland, New York, Ohio and Pennsylvania. Due to significant increases in the price of natural gas, a number of LDCs have filed or communicated expectations of filing for approval of rate increases to their customers. Although the impact of these filings cannot currently be estimated, they are not anticipated to adversely impact our financial results.

We provide natural gas service to residential and small commercial customers in the Dominion East Ohio, or DEO, and the Columbia Gas of Ohio service areas. In December 2004, DEO notified the Public Utilities Commission of Ohio, or PUCO, of its desire to exit the commodity market. Its stated goal is to become a distribution-only company by the end of December 2006. Nearly 60% of DEO’s customers currently participate in Customer Choice whereby they are already receiving the commodity portion of the service from a provider other than DEO. In April 2005, DEO filed with the PUCO to embark upon its plan. The ultimate outcome of this filing is unknown; however, it is not anticipated to adversely impact our financial results.

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

Results of Operations

The following table summarizes the results of our operations for fiscal 2006, 2005 and 2004 (dollars in thousands):

	Fiscal Year Ended July 31,
	2006		2005		2004
	Dollars	% Revenue	Dollars	% Revenue	Dollars	% Revenue

Retail electricity sales	$176,290	71%	$186,389	73%	$203,979	97%
Natural gas sales	61,701	25%	25,476	10%	—	—
Excess energy sales	7,627	3%	40,061	16%	5,595	3%
Other	1,462	1%	1,927	1%	1,049	—

Net revenue	247,080	100%	253,853	100%	210,623	100%
Direct energy costs	218,289	89%	225,671	89%	191,180	91%

Gross profit	28,791	11%	28,182	11%	19,443	9%
Selling and marketing expenses	5,231	2%	4,081	1%	4,063	2%
General and administrative expenses	26,939	11%	31,504	13%	25,857	12%
Reorganization and initial public listing expenses	—	—	—	—	3,393	2%

Loss from operations	$(3,379)	(2)%	$(7,403)	(3)%	$(13,870)	(7)%

Fiscal Year Ended July 31, 2006 Compared to Fiscal Year Ended July 31, 2005

Operating results for the year ended July 31, 2006 reflect a loss from operations of $3.4 million compared to a loss of $7.4 million for the year ended July 31, 2005. The principal reasons for the decrease in the loss from operations was a $0.6 million increase in gross profit and a $3.5 million decrease in total operating expenses, comprised of selling, marketing, and general and administrative expenses. Our net loss for fiscal 2006 was $2.2 million, compared to a net loss of $6.1 million in fiscal 2005, reflecting the reduction in the loss from operations.

Gross profit for fiscal 2006 was $28.8 million, a 2% increase compared to gross profit of $28.2 million in fiscal 2005. Gross profit for fiscal 2005 included a gain of $7.2 million from the sale of electricity supply contracts in Pennsylvania. Gross profit from electricity sales for fiscal 2006 were down slightly from fiscal 2005, as the impact of higher gross margins on lower electricity sales volumes in our Pennsylvania and Michigan markets were less than the prior year gain. The lower gross profit from electricity was offset by a $1.3 million increase in gross profit from natural gas operations, reflecting a full year of operations in 2006 as compared to six months in 2005. This increase was offset by lower gross profit on sales in our electricity markets due primarily to customer attrition and related lower sales volume in our Pennsylvania and Michigan markets.

Net revenue

The following table summarizes net revenues for fiscal 2006 and 2005 (dollars in thousands):

	Fiscal Year Ended July 31,
	2006		2005
	Dollars	% Revenue	Dollars	% Revenue

Retail Electricity Sales:
California	$67,114	27%	$64,186	25%
Pennsylvania/New Jersey	63,220	26%	76,063	30%
Michigan	21,070	8%	36,754	15%
All Other States, principally Texas	24,886	10%	9,386	3%

Total Retail Electricity Sales	176,290	71%	186,389	73%

Natural Gas Sales:
California	22,375	9%	7,902	3%
Ohio	24,855	10%	10,782	4%
Georgia	8,853	4%	4,314	2%
All Other States	5,618	2%	2,478	1%

Total Natural Gas Sales	61,701	25%	25,476	10%

Excess Energy Sales	7,627	3%	40,061	16%
Other	1,462	1%	1,927	1%

Net Revenue	$247,080	100%	$253,853	100%

Net revenues for fiscal 2006 were $247.1 million, a 3% or $6.8 million decrease from fiscal 2005. The decrease in net revenue was primarily attributable to:

(1) a $32.4 million decrease in excess energy sales reflecting the impact of shorter-term forward supply commitments resulting from significant increases in the volatility and price of wholesale electricity and the conversion of many retail customers to month-to-month variable priced sales contracts. Additionally, excess energy sales during fiscal 2005 included $9.3 million realized on the January 2005 sale of Pennsylvania electricity supply contracts back to the original supplier;

(2) a $10.1 million decrease in retail electricity sales due to the impact of customer attrition and related lower sales volumes in the in Pennsylvania/New Jersey and Michigan markets, partly offset by increased sales volumes in Texas in fiscal 2006 due to a full year of operations and customer growth; and

(3) a $36.2 million increase in natural gas sales due to a full year of operations as compared to six months of operations in fiscal 2005.

Retail electricity sales for fiscal 2006 were $176.3 million, a 5% decrease from fiscal 2005 reflecting a 33% decline in electric sales volumes partly offset by higher retail sales prices. In fiscal 2006, we sold 1,767 million kWh, at an average retail price per kWh of $0.099, as compared to 2,631 million kWh sold at an average retail price per kWh of $0.071 in fiscal 2005. California sales volumes decreased to 759 million kWh (average sales price per kWh of $0.088) in fiscal 2006 as compared to 819 million kWh (average price per kWh of $0.078) in fiscal 2005 due principally to normal customer attrition. Pennsylvania and New Jersey’s combined sales volumes in fiscal 2006 decreased 50% to 565 million kWh (average price per kWh of $0.112) as compared to 1,137 million kWh (average price of $0.067) in fiscal 2005. Sales volumes in Michigan in fiscal 2006 decreased 58% to 253 million kWh (average price per kWh of $0.083) as compared to 603 million kWh (average price per kWh of $0.061) in fiscal 2005. Sales volumes declines in both our Pennsylvania/New Jersey and Michigan markets reflect impact of high customer attrition resulting from unfavorable competitive and regulatory changes leading to the return of customers to the incumbent utility. Texas sales volumes in fiscal 2006 increased to 190 million kWh (average sales price per kWh of $0.131) as compared to 72 million kWh in fiscal 2005 (average price per kWh of $0.130) reflecting the full year impact of the customers acquired in February 2005 and the impact of sales, marketing and customer acquisition initiatives in this market during the second half of fiscal 2006.

Natural gas sales for fiscal 2006 were $61.7 million, an increase of $36.2 million, or 142%, compared to 2005, reflecting a full year of these operations compared to only six months during fiscal 2005. During fiscal 2006, we sold approximately 5.1 million dekatherms, or DTH, at an average price of $12.00 per DTH as compared to 2.5 million dekatherms at an average price of $10.26 per DTH in fiscal 2005.

We had approximately 80,000 retail electricity customers at both July 31, 2006, and 2005 and approximately 57,000 and 60,000 natural gas customers at July 31, 2006 and July 31, 2005, respectively.

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

Direct energy costs for fiscal 2006 totaled $218.3 million, a decrease of $7.4 million or 3% from fiscal 2005, and was comprised of $162.5 million for electricity and $55.8 million for natural gas. Electricity cost decreased 21% from fiscal 2005 due primarily to a 33% decline in retail sales volumes and lower excess energy purchased. The average cost of electricity increased to $0.087 per kWh for fiscal 2006 as compared to $0.065 per kWh for fiscal 2005. The decrease in the total cost of electricity during fiscal 2006 was largely offset by a 170% increase in the cost of natural gas, reflecting a 107% increase in retail sales volumes due to a full year of operations in fiscal 2006 as compared to six months of operations in fiscal 2005 and an increase in the cost of natural gas supplies for fiscal 2006 to $10.85 per DTH compared to $8.42 per DTH for fiscal 2005.

Operating expenses

Selling and marketing expenses were $5.2 million for fiscal 2006, an increase of $1.1 million from $4.1 million for fiscal 2005, reflecting the impact of higher advertising, marketing, customer acquisition and telemarketing expenses. These higher costs due to increased customer acquisition initiatives were partly offset by lower payroll costs.

General and administrative expenses were $26.9 million for fiscal 2006, a decrease of $4.6 million, from $31.5 million for fiscal 2005. A decrease of $4.5 million in severance costs related to former executive officers and lower legal and bad debt expenses were partly offset by increased expenses related to a full year of operations of the ACN Energy Assets in fiscal 2006 as compared to six months of operations in fiscal 2005.

Other expenses

In July 2005, we sold our entire stock holdings in Turbocor for $2.0 million in cash resulting in recovery of previous provision for impairment as we then had no basis in Turbocor. There were no such transactions in fiscal 2006. Additionally, in fiscal 2005, we incurred $1.6 million of initial formation litigation costs related to Commonwealth Energy Corporation’s (our predecessor Company) formation. Initial formation litigation expenses include legal and litigation costs associated with the initial capital raising. There were no such expenses in fiscal 2006.

Interest income, net

Our interest income, net was $1.1 million for fiscal 2006, an increase of $0.2 million from $0.9 million in fiscal 2005. The increase in interest income was primarily due to higher market yields realized on investments offset in part by lower investable balances.

Benefit from Income Taxes

We reflected no benefit for income taxes for fiscal 2006 as a valuation allowance equal to the net deferred tax assets has been provided due to the uncertainty of future realization of the remaining net deferred tax asset at both July 31, 2006 and 2005.

Year Ended July 31, 2005 Compared to Year Ended July 31, 2004

Operating results for the year ended July 31, 2005 reflect a loss from operations of $7.4 million compared to a loss of $13.9 million for the year ended July 31, 2004. The principal reasons for the decrease in the loss from operations were a $8.7 million increase in gross profit and a $3.4 million reduction in reorganization and initial public listing expenses, partly offset by a $6.0 million increase in general and administrative expenses. Higher general and administrative expenses were due primarily to added overhead resulting from the addition of natural gas and electric customers in six new markets as a result of the ACN Energy Transaction and higher severance cost related to former executive officers.

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

Net revenue

The following table summarizes net revenues for fiscal 2005 and 2004 (dollars in thousands):

	Fiscal Year Ended July 31,
	2005		2004
	Dollars	% Revenue	Dollars	% Revenue

Retail Electricity Sales:
California	$64,186	25%	$78,735	37%
Pennsylvania/New Jersey	76,063	30%	83,941	40%
Michigan	36,754	15%	41,303	20%
All Other States, principally Texas	9,386	3%	—	—

Total Retail Electricity Sales	186,389	73%	203,979	97%

Natural Gas Sales:
California	7,902	3%	—	—
Ohio	10,782	4%	—	—
Georgia	4,314	2%	—	—
All Other States	2,478	1%	—	—

Total Natural Gas Sales	25,476	10%	—	—

Excess Electricity Sales	40,061	16%	5,595	3%
Other	1,927	1%	1,049	—

Net Revenue	$253,853	100%	$210,623	100%

Net revenues for fiscal 2005 were $253.9 million, a 21% increase compared to net revenues of $210.6 million in fiscal 2004. The increase in net revenue was primarily attributable to the addition of the ACN Energy Assets and higher wholesale market prices for electricity. These net revenue increases were partly offset by the impact of lower sales volumes in our traditional electricity markets in California, Pennsylvania and Michigan.

Retail electricity sales for fiscal 2005 were $186.4 million, a 9% decrease from fiscal 2004. In fiscal 2005, we sold 2,631 million kWh, at an average retail price per kWh of $0.071, as compared to 2,977 million kWh sold at an average retail price per kWh of $0.068 in fiscal 2004. California sales were 819 million kWh at an average price per kWh of $0.078 in fiscal 2005, as compared to 993 million kWh sold at an average price per kWh of $0.077 in fiscal 2004. Pennsylvania and New Jersey sales were 1,137 million kWh at an average price per kWh of $0.067 in fiscal 2005, as compared to 1,275 million kWh at an average price of $0.066 in fiscal 2004. Sales in Michigan decreased to 603 million kWh at an average price per kWh of $0.061 in fiscal 2005, as compared to 709 million kWh at an average price per kWh of $0.058 in fiscal 2004. Sales volumes in Pennsylvania declined reflecting the return, beginning in April 2005, of certain residential and small commercial customers to the incumbent utility based upon competitive factors. Similarly, lower sales volumes in Michigan reflects the impact of regulatory changes causing nearly all of Michigan’s large industrial customers to return to the incumbent utility during the year. Sales in Texas, resulting from the acquisition of the ACN Energy Assets, were $9.4 million in fiscal 2005.

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

We had approximately 80,000 retail electricity customers at July 31, 2005 compared to 102,600 at July 31, 2004. This 22% reduction in our retail electricity customers largely reflects the competitive imbalance that occurs when we increase our sales price to our customers because of higher wholesale electricity supply and transmission costs to us, while at the same time the incumbent utilities faced with the same higher costs have not made corresponding price increases due to a lack of market responsive ratemaking and a lagging regulatory approval process. The majority of the decline in our retail electricity customers occurred in our Pennsylvania market. Beginning in April 2005, we returned approximately 21,000 residential and small commercial customers to the incumbent utility in the Pennsylvania market because we could no longer offer competitive service. In addition, the decline in our customer base is partly attributed to our focus to increase our commercial and industrial base. We had approximately 60,000 natural gas customers at July 31, 2005.

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

Operating expenses

Selling and marketing expenses were $4.1 million for fiscal 2005, the same as for fiscal 2004. Lower selling and marketing expenses for fiscal 2005 resulting from reductions in the cost of our internal customer acquisition efforts were offset by the additional sales and marketing costs related to the ACN Energy Transaction.

General and administrative expenses were $31.5 million for fiscal 2005, an increase of $5.6 million, from $25.9 million for fiscal 2004. The increase in fiscal 2005 reflects $5.3 million of added costs related to the acquired operations resulting from the acquisition of assets in the ACN Energy Transaction and $2.6 million in increased severance costs related to the settlement of the employment contracts of the former executive officers. These higher costs were partly offset by a decrease of $2.0 million in costs related to termination of our ownership of Summit and investment in PEC during fiscal 2004.

Reorganization and initial public listing expenses

We incurred costs of $3.4 million in fiscal 2004 related to our reorganization into a Delaware holding company structure and the initial public listing of our common stock on the American Stock Exchange. We incurred no such expenses in fiscal 2005.

Recovery of (provision for) impairment on investments

We have investments in two energy technology companies: Encorp Inc., or Encorp, a developer of software and hardware for energy and facility management, and Power Efficiency Corporation, or PEC, a manufacturer of induction motor efficiency products to reduce energy consumption. These two investments and our investment in Turbocor B.V., or Turbocor, sold in July 2005, were previously held by Summit Energy Ventures, LLC, or Summit, which we formed in July 2001.

In fiscal 2004, we consolidated Summit and its majority interest in PEC into our financial results. Effective in May 2004, our equity interest and contractual relationship with Summit were terminated and we acquired direct ownership in the three companies previously held by Summit. As a result of terminating our relationship with Summit, we no longer consolidated Summit and PEC. Our ownership interest in PEC was 15% and 14% as of July 31, 2005 and 2006, respectively. As of July 31, 2005 and 2006, we held a 1.9% interest in Encorp.

In fiscal 2004, we recorded a provision of $7.1 million for impairment on investments previously held by Summit. Such provision included $4.1 million related to our remaining investment in Turbocor and resulted in no investment basis in Turbocor as July 31, 2004. On July 29, 2005, we sold our ownership interest in Turbocor for $2.0 million.

Initial formation litigation expenses

In fiscal 2005, we incurred $1.6 million of initial formation litigation costs related to Commonwealth Energy Corporation’s formation, the same amount as fiscal 2004. Initial formation litigation expenses include legal and litigation costs associated with the initial capital raising.

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

Interest income, net

Our interest income, net was $0.9 million for fiscal 2005, an increase of $0.4 million from $0.5 million in fiscal 2004. The increase in interest income was primarily due to higher market yields realized on short-term investments.

Income before Provisions for Income Taxes

The loss before provision for income taxes was $6.1 million for fiscal 2005, a decrease of $16.6 million, compared to a loss of $22.7 million for fiscal 2004.

The Company currently has no provision for income taxes for fiscal 2005 compared to a benefit from income taxes of $1.0 million for fiscal 2004. Our effective income tax rate was 0.0% for fiscal 2005, compared to an effective income tax benefit rate of 4.5% for fiscal 2004. The fiscal 2005 decrease in our effective income tax rate was attributable to an increase in the valuation allowance equal to the net deferred tax asset due to the uncertainty of future realization of the remaining net deferred tax as of July 31, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity to fund ongoing operations have been existing cash and cash equivalents on hand and cash generated by operations. In June 2006, we entered into a three-year credit facility with a lender to increase operational liquidity and cash availability. Based upon our current plans, level of operations and business conditions, we believe these sources will be sufficient to fund expected capital expenditures and to meet our working capital requirements along with other cash needs over the next twelve months. Cash provided by operating activities for fiscal 2006 was $6.1 million, compared to cash used in operations of $3.6 million in the prior year. For fiscal 2006, cash provided by operating activities was comprised primarily of an increase of $8.4 million in prepaid expenses and other assets offset by a decrease of $2.8 million in accounts receivables, net of the provision for doubtful accounts.

Cash used in investing activities was $4.7 million in fiscal 2006, as compared to $28.0 million provided by investing activities in fiscal 2005. The cash used in investing activities in fiscal 2006 was primarily for the upgrades in our key customer billing, risk management and customer contact platforms. The cash provided in fiscal 2005 reflects the benefit from a $43.3 million decrease in short-term investments partly offset by $14.5 million of cash used for the purchase of assets in the ACN Energy Transaction.

Cash used in financing activities during fiscal 2006 was $11.7 million, as compared to cash used in financing activities of $1.9 million during fiscal 2005. In fiscal 2006, restricted cash increased by $8.9 million which was primarily due to requirements of our new credit facility.

Credit terms from our suppliers often require us to post collateral against our energy purchases and against our mark-to-market exposure with certain of our suppliers. As of July 31, 2006, we had $17.1 million in restricted cash in connection with a $10 million requirement of our new credit facility and to secure a $6 million letter of credit to the state of Pennsylvania that was satisfied with an unsecured bond in fiscal 2005. We also have $2.5 million in deposits pledged as collateral to our energy suppliers in connection with energy purchase agreements.

As of July 31, 2006, cash and cash equivalents decreased to $22.9 million compared with $33.3 million at July 31, 2005. This decrease of $10.4 million was partly offset by increases of $2.1 million at July 31, 2006 in restricted cash, cash equivalents and deposits. Restricted cash and cash equivalents at July 31, 2006 was $17.1 million, compared to $8.2 million at July 31, 2005, while cash deposits totaled $2.5 million at July 31, 2006, compared to $11.3 million at July 31, 2005. These changes reflect the impact of changing banks and energy supplier credit requirements, implementation of the recent $50 million credit facility, described below, wherein we are choosing to rely more on letters of credit rather than cash deposits as collateral.

Credit Facility

On June 8, 2006, we entered into a Loan and Security Agreement, or credit facility, with Wachovia Capital Finance Corporation (Western), or Agent, for up to $50 million. The three-year credit facility provides for issuance of letters of credit and for revolving credit loans which we may use for working capital and general corporate purposes and is secured by substantially all of our assets. The availability of letters of credit and loans under the credit facility is limited by a calculated borrowing base consisting of the majority of our cash, receivables and natural gas inventories. As of July 31, 2006, the Agent and The CIT Group/Business Credit, Inc., or the Lenders, had issued $17.6 million in letters of credit in our favor, and there were no outstanding borrowings. Fees for letters of credit issued are 1.75 percent per annum, if Excess Availability, as defined in the credit facility, is less than

$25 million, and 1.50 percent, if greater. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the credit facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.

The credit facility contains covenants, subject to specific exceptions, restricting Commerce Energy, the Company and their subsidiaries to: (a) incur additional indebtedness; (b) grant certain liens; (c) dispose of certain assets; (d) make certain restricted payments; (e) enter into certain other agreements; and (f) make certain investments. The credit facility also restricts our ability to pay cash dividends on our common stock; restricts Commerce Energy from making a cash dividend to us without the Lenders’ consent and limits the amount of our annual capital expenditures to $3.5 million without the consent of the Lenders. We must also maintain a minimum of $10 million of Eligible Cash Collateral, as defined in the credit facility, at all times.

On September 20, 2006, the Company entered into an amendment of the credit facility, or the First Amendment, through which the Lenders waived prior or existing instances of non-compliance by Commerce Energy with covenants contained in the credit facility relating to maintenance of a Fixed Charge Coverage Ratio, as defined in the credit facility, maintenance of Eligible Cash Collateral, capital expenditures and the notification to the Lenders of the grant of certain liens to a natural gas supplier. Through the First Amendment, the Lenders also agreed to certain prospective waivers of covenants in the credit facility to enable Commerce Energy to consummate the HESCO Acquisition in compliance with the credit facility, including the requirement that all of our assets be pledged under the credit facility, the prohibition against us agreeing to guarantee any other party’s obligations, the need for us to maintain certain levels of Excess Availability and Eligible Cash Collateral as of the date of the HESCO Acquisition and the requirement that Commerce Energy provide at least 30 days prior written notice of the HESCO Acquisition.

On October 26, 2006, the Company entered into a second amendment of the credit facility, or the Second Amendment, through which the Lenders waived prior or existing instances of non-compliance by Commerce Energy with covenants contained in the credit facility relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability. The Lenders also agreed in the Second Amendment to (a) defer prospective compliance with the Fixed Charge Coverage Ratio covenant and (b) reduce the minimum amount of Excess Availability that Commerce Energy will be required to maintain for a period of time in the future.

Planned capital expenditures

Our planned capital expenditures for fiscal 2007 are approximately $4.0 million and are comprised of carryover expenditures related to key upgrades of our risk management, customer billing and customer load forecasting systems that began in fiscal 2006, and other information systems and hardware upgrades related to improved customer order entry and increased customer service. These expenditures are expected to be pro rata throughout the year and funded out of working capital.

Off-Balance sheet arrangements

We have no off-balance sheet arrangements and have no transactions involving unconsolidated, limited purpose entities.

Contractual obligations

As of July 31, 2006, we had commitments of $51.5 million for energy purchase, transportation and capacity contracts. These contracts are with various suppliers and extend through December 2007.

Our most significant operating lease pertains to our corporate office facilities. All of our other operating leases pertain to various equipment, technology, and secondary office facilities. Certain of these operating leases are non-cancelable and contain clauses that pass through increases in building operating expenses. We incurred aggregate rent expense under operating leases of $0.93 million, $1.2 million and $0.93 million during fiscal 2006, 2005 and 2004, respectively.

The following table shows our contractual commitments for energy purchase and operating leases as of July 31, 2006 (dollars in thousands):

		Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Energy purchases	$51,509	$49,366	$2,143	$—	$—
Operating leases	2,226	1,088	1,138	—	—

Total	$53,735	$50,454	$3,281	$—	$—

Additionally, as of July 31, 2006, $17.6 million of letters of credit has been issued to energy suppliers and others pursuant to the terms of our credit facility.

Seasonal Influences

Demand for electricity and natural gas are continually influenced by both seasonal and abnormal weather patterns. To the extent that one or more of our markets experiences a period of unexpected weather, we may be required to either procure additional energy to service our customers or to sell surplus energy in the open market. Generally, unexpectedly high or lower than normal energy demand from our customers increases the relative cost of our energy supplies.

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

•	Accounting for Derivative Instruments and Hedging Activities — We purchase substantially all of our power and natural gas under forward physical delivery contracts for supply to our retail customers. These forward physical delivery contracts are defined as commodity derivative contracts under Statement of Financial Accounting Standard, or SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Using the exemption available for qualifying contracts under SFAS No. 133, we apply the normal purchase and normal sale accounting treatment to a majority of our forward physical delivery contracts. Accordingly, we record revenue generated from customer sales as energy is delivered to our retail customers and the related energy cost under our forward physical delivery contracts is recorded as direct energy costs when received from our suppliers. We use financial derivative instruments (such as swaps, options and futures) as an effective way of assisting in managing our price risk in energy supply procurement. For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, we elect cash flow hedge accounting, where appropriate.

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

As a result of a sale on January 28, 2005 of two significant electricity forward physical delivery contracts (on a net cash settlement basis) back to the original supplier, the normal purchase and normal sale exemption under SFAS No. 133 was no longer available for our Pennsylvania market (PJM-ISO). Accordingly, for the period from February, 2005 through July, 2006, we designated forward physical delivery contracts entered into for our Pennsylvania electricity market (PJM-ISO) and certain other forward fixed price purchases and financial derivatives as cash flow hedges, whereby market to market accounting gains or losses are deferred and reported as a component of Other Comprehensive Income (Loss) until the time of physical delivery and the fair value of the contracts is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in Other Comprehensive Income (Loss) and subsequently reclassified as direct energy cost in our consolidated statement of operations as the power is delivered. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded currently in direct energy costs.

•	Utility and independent system operator — Included in direct energy costs, along with the cost of energy that we purchase, are scheduling costs, Independent System Operator, or ISO, fees, interstate pipeline costs and utility service charges. The actual charges and certain energy costs are not finalized until subsequent settlement processes are performed for all distribution system participants. Prior to the completion of settlements (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual information resulting in the need to adjust previous estimates.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial conditions of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Net revenue and unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the estimated sale amount for power delivered to a customer at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated based upon the amount of power delivered, but not yet billed, multiplied by the estimated sales price per unit.

•	Inventory — Inventory consist of natural gas in storage as required by state regulators and contracted obligations under customer choice programs. Inventory is stated at the lower of cost or market.

•	Customer Acquisition Cost — Direct Customer acquisition costs paid to third parties and directly related to specific new customers are deferred and amortized over the life of the initial customer contract, typically one year.

•	Legal matters — From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.

Recent Accounting Standards

SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20 and FASB Statement No. 3 (SFAS 154), applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. No such changes have been made by us in fiscal 2006.

In February 2006, the FASB issued SFAS 155, an amendment of FASB Statements No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. We are currently evaluating the impact SFAS 155 will have on its consolidated financial statements, but does not expect that the impact will be material

In September 2005, EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This consensus concludes that an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, as amended, when the transactions are entered into in contemplation of each other. In addition, non-monetary exchanges whereby an entity transfers finished goods inventory in exchange for receipt of raw materials or work-in-process inventory within the same line of business will be recognized at fair value if certain conditions pertaining to fair value determination are met. The consensuses will be applied to new arrangements entered into, or modifications or renewals of existing arrangements, in the first interim or annual reporting period beginning after March 15, 2006.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our activities expose us to a variety of market risks principally from the change in and volatility of commodity prices. We have established risk management policies and procedures designed to manage these risks with a strong focus on the retail nature of our business and to reduce the potentially adverse effects these risks may have on our operating results. Our Board of Directors and the Audit Committee of the Board oversee the risk management program, including the approval of risk management policies and procedures. This program is predicated on a strong risk management focus combined with the establishment of an effective system of internal controls. We have a Risk Oversight Committee, or ROC, that is responsible for establishing risk management policies, reviewing procedures for the identification, assessment, measurement and management of risks, and the monitoring and reporting of risk exposures. The ROC is comprised of all key members of senior management and is chaired by the Vice President, Risk Management.

Commodity Risk Management

Commodity price and volume risk arise from the potential for changes in the price of, and transportation costs for, electricity and natural gas, the volatility of commodity prices, and customer usage fluctuations due to changes in weather and/or customer usage patterns. A number of factors associated with the structure and operation of the energy markets significantly influence the level and volatility of prices for energy commodities. These factors include seasonal daily and hourly changes in demand, extreme peak demands due to weather conditions, available supply resources, transportation availability and reliability within and between geographic regions, procedures used to maintain the integrity of the physical electricity system during extreme conditions, and changes in the nature and extent of federal and state regulations. These factors can affect energy commodity and derivative prices in different ways and to different degrees.

Supplying electricity and natural gas to our retail customers requires us to match the projected demand of our customers with contractual purchase commitments from our suppliers at fixed or indexed prices. We primarily use forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity and natural gas purchases, effectively fixing the future purchase price of electricity or natural gas for the applicable forecasted usage and protecting the Company from significant price volatility. Derivative instruments measured at fair market value are recorded on the balance sheet as an asset or liability. Changes in fair market value are recognized currently in earnings unless the instrument has met specific hedge accounting criteria. Subsequent changes in the fair value of the derivative assets and liabilities designated as a cash flow hedge are recorded on a net basis in Other Comprehensive Income (Loss) and subsequently reclassified as direct energy cost in the statement of operations as the energy is delivered. While some of the contracts we use to manage risk represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using other pricing sources and modeling techniques to determine expected future market prices, contract quantities, or both. We use our best estimates to determine the fair value of commodity and derivative contracts we hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. We do not engage in trading activities in the wholesale energy market other than to manage our direct energy cost in an attempt to improve the profit margin associated with the requirements of our retail customers.

With most electricity and natural gas customers, we have the ability to change prices with short notice; and, therefore, the impact on gross profits from increases in energy prices is not material for these customers. However, sharp and sustained price increases could result in customer attrition without corresponding price increases by local utilities and other competitors. Approximately 22% of our electricity customers and 28% of our natural gas customers are subject to multi-month fixed priced unhedged contracts and, accordingly a $10 per megawatt hour increase in the cost of purchased power and a $1.00 per mmbtu increase in the cost of purchased natural gas could result in an estimated $860,000 decrease in gross profit for power, and an estimated $540,000 decrease in gross profit for natural gas, respectively, for fiscal 2007.

Credit Risk

Our primary credit risks are exposure to our retail customers for default on their contractual obligations. Given the high credit quality of the majority of our energy suppliers, credit risk resulting from failure of our suppliers to deliver or perform on their contracted energy commitments is not considered significant.

The retail credit default or nonpayment risk is managed through established credit policies which actively require screening of customer credit prior to contracting with a customer, potentially requiring deposits from customers and actively discontinuing business with customers that do not pay as contractually obligated. Retail credit quality is dependent on the economy and the ability of our customers to manage through unfavorable economic cycles and other market changes. If the business environment were to be negatively affected by changes in economic or other market conditions, our retail credit risk may be adversely impacted.

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

Interest Rate Risk

Since we had no short or long-term debt outstanding at July 31, 2006, our only exposure to interest rate risks is limited to our investment of excess cash balances in interest-bearing instruments. We generally invest cash equivalents in short-term credit instruments consisting primarily of high credit quality, short-term money market funds and insured, re-marketable government agency securities with interest rate reset maturities of 90 days or less. We do not expect any material loss from our investments and we believe that our potential interest rate exposure is not material. As our practice has been, and currently continues to be, to only invest in high-quality debt instruments with maturities or remarketing dates of 90 days or less, we currently are not materially susceptible to interest rate risks.

Item 8.	Financial Statements and Supplementary Data.

The financial statement information, including the reports of the independent registered public accounting firms, required by this Item 8 is set forth on pages F-1 to F-33 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth on page F-33 (Note 18 to the Notes to Consolidated Financial Statements) of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluations of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

In connection with the above-referenced evaluation, no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Amendment to Credit Facility

On October 26, 2006, Commerce Energy, Wachovia Capital Finance Corporation (Western), as agent, for the lenders, or the Lenders, and The CIT Group/Business Credit, Inc., as co-Lender, entered into a Second Amendment to Loan and Security Agreement and Waiver, or the Second Amendment, amending the Loan and Security Agreement, or the credit facility, dated June 8, 2006 among Commerce Energy and Wachovia Capital Finance Corporation (Western), as agent, which was first amended on September 20, 2006. Through the Second Amendment, the Lenders waived prior or existing instances of non-compliance by Commerce Energy with covenants contained in the credit facility relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability, as such terms are defined in the credit facility. The Lenders also agreed in the Second Amendment to (a) defer prospective compliance with the Fixed Charge Coverage Ratio covenant and (b) reduce the minimum amount of Excess Availability that Commerce Energy will be required to maintain for a period of time in the future.

The foregoing summary of the Second Amendment is not complete and is qualified in its entirety by reference to the actual Second Amendment, which is attached hereto as Exhibit 10.91 and incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information About Our Directors

Our Certificate of Incorporation and Bylaws provide for a “classified” Board of Directors. The number of authorized directors is currently seven. At present, there are two Class I directors, whose terms expire at the annual meeting of stockholders to be held after the completion of fiscal 2007; two Class II directors, whose terms expire at the Company’s annual meeting of stockholders to be held after the completion of fiscal 2008; and two Class III directors, whose terms expire at the upcoming annual meeting of stockholders to be held after the completion of fiscal 2006. The following table sets forth information regarding our directors, including their ages as of October 13, 2006, and business experience during the past five years. Each of our directors has served continuously as one of our directors since the date indicated in his biography below.

Name and Position	Age	Principal Occupation and Other Information

Class I Directors
Steven S. Boss	60	Mr. Boss was appointed to the Board of Directors on July 22, 2005 and appointed Chief Executive Officer of Commerce Energy Group, Inc. in August 2005. Since August 2005, Mr. Boss has also served as a director and President of Commerce Energy, Inc., and as a director and the Chief Executive Officer of Skipping Stone Inc. From 2003 to August 2005, Mr. Boss was an attorney in private practice specializing in the representation of energy companies and commercial energy users. From 2000 to 2003, Mr. Boss served as president of Energy Buyers Network, LLC, an energy consulting firm that provided regulatory representation and structured direct access energy transactions for commercial energy users. From 1999 to 2000, he served as president of both Sierra Pacific Energy Company and Nevada Power Services, non-regulated energy services operating subsidiaries of Sierra Pacific Resources. Prior to that, Mr. Boss served in various legal and senior management positions in a number of energy companies and practiced law in private practice. From 1984 to 1992, Mr. Boss served as president and chief executive officer of Sunrise Energy Services, Inc., an independent natural gas marketing company with shares listed on the American and London Stock Exchanges. Mr. Boss received a Bachelor of Science in Aerospace Engineering from the University of Texas and a Juris Doctor from the University of Southern California. He has been a member of the State Bar of California since 1974.

Name and Position	Age	Principal Occupation and Other Information

Gary J. Hessenauer	51	Mr. Hessenauer has served as a director of Commerce Energy Group, Inc. since August 29, 2005. Mr. Hessenauer is a member of the Compensation Committee and serves as the Chair of the Strategic Opportunities Committee of the Board. Since 2003, Mr. Hessenauer has been an investor and advisor to early stage companies. From 2002 to 2003, Mr. Hessenauer served as President and Chief Executive Officer of Sixth Dimension, an energy technology company that developed solutions for real-time monitoring and control of dispersed energy assets. From 2000 to 2001, he served as Senior Vice President of Sempra Energy Solutions, a retail energy services provider that also provided non-regulated energy marketing and trading services. Sempra Energy Solutions was a subsidiary of Sempra Energy, a large distributor of natural gas and electricity that is listed on the New York Stock Exchange. Prior to that, he served in management positions with a number of public and private companies. These positions included Vice President, Marketing and Sales for the retail energy services subsidiary of Edison International from 1996 to 1997 and Corporate Area General Manager of multiple business unit development operations for the General Electric Company from 1988 to 1994 and Regional Sales Manager for General Electric Company’s Electrical Distribution and Control business unit from 1984 to 1987. Mr. Hessenauer holds a Bachelor of Science Degree in Mechanical Engineering from the United States Naval Academy and completed Stanford University’s executive business program.
Class II Directors
Mark S. Juergensen	46	Mr. Juergensen has served as a director of Commerce Energy Group, Inc. since December 2003. Mr. Juergensen is a member of the Audit, Compensation, and Strategic Opportunities Committees of the Board and is the Chair of the Nominating and Corporate Governance Committee. He also has served as a director of Commerce Energy, Inc. from May 2003 to August 2005 and as a director of Skipping Stone Inc. and Utilihost, Inc. from August 2005 to January 2006. Mr. Juergensen has served as Vice President of Sales and Marketing for Predict Power, an energy solution software company he co-founded, since May 2000. Mr. Juergensen also is a director of Sterling Energy International, Inc., a private management service company in the power generation industry, and an investor and advisor to various early-stage technology and energy companies. From February 1995 to June 2000, he served in multiple leadership positions, including as a Commercial Manager, for Solar Turbines, Caterpillar’s gas turbine division. From February 1992 to February 1995, he served as Director of Management Services for Sterling Energy International, a power generation management consulting firm he co-founded. Mr. Juergensen received a Bachelor of Science degree in Electrical Engineering from the University of Southern California.

Name and Position	Age	Principal Occupation and Other Information

Charles E. Bayless	63	Mr. Bayless has served as a director of Commerce Energy Group, Inc. since July 2004. Mr. Bayless is a member of the Audit and Nominating and Corporate Governance Committees of the Board. Mr. Bayless has been the President of the West Virginia University Institute of Technology since April 2005. Mr. Bayless held the position of Chief Executive Officer and President of Illinova and Illinois Power from July 1998 until September 1999 and served as Chairman of Illinova and Illinois Power from August 1998 until his retirement in December 1999. Prior to that, he was Chairman, President and Chief Executive Officer of Tucson Electric Power. Mr. Bayless served as a Director of Illinova and Illinois Power from 1998 until the closing of the merger with Dynegy Inc. in February 2000, and served as a director of Dynegy Inc. from February 2000 until May 2006. Mr. Bayless received his Bachelor of Science degree in Electrical Engineering from West Virginia Institute of Technology. He earned a Master of Science degree in Electrical Engineering with a focus in Power Engineering, and in 1972 received his law degree, both from West Virginia University. Mr. Bayless also holds an MBA degree from the Graduate School of Business Administration at the University of Michigan.
Class III Directors
Dennis R. Leibel	62	Mr. Leibel has served as a director of Commerce Energy Group, Inc. since December 2005. Mr. Leibel is a member of the Audit and Strategic Opportunities Committees of the Board and is the Chair of the Compensation Committee. Mr. Leibel served as a founding partner of Esquire Associates LLC, a financial consulting business since 1998. Mr. Leibel is also a private investor and a retired financial and legal executive. Mr. Leibel has served on the board of directors of Microsemi Corporation since May 2002 and as its Chairman since July 2004. Mr. Leibel has served on the board of directors of DPAC Corporation since February 2006 and chairs their audit committee. Mr. Leibel holds a Bachelor of Science degree in accounting from Brooklyn College, a Juris Doctor degree from Brooklyn Law School and an LL.M. degree in taxation from Boston University School of Law.
Robert C. Perkins	67	Mr. Perkins has been the Chairman of the Board of Directors of Commerce Energy Group, Inc. since May 2005. Mr. Perkins has served as a director of Commerce Energy Group, Inc. since December 2003 and was a director of Commonwealth Energy Corporation from 1999 to January 2006. Mr. Perkins is a member of the Compensation, Nominating and Corporate Governance and Strategic Opportunities Committees of the Board and is the Chair of the Audit Committee. Mr. Perkins has served as Chairman and Chief Executive Officer of Hospital Management Services, a provider of financial and management consulting services to hospitals and similar institutions since June 1969. Mr. Perkins received his Bachelor of Science degree in accounting from Bob Jones University.

There are no arrangements or other understandings pursuant to which any of the persons listed in the table above was selected as a director or nominee.

Information with Respect to Our Executive Officers

Information regarding our executive officers is included in Item 1C of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and is hereby incorporated herein by reference.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during fiscal 2006, and except as disclosed in the following paragraph, our officers, directors and beneficial owners of more than 10% of our common stock complied with all Section 16(a) filing requirements during fiscal 2006.

The following person made a late filing of a report under Section 16(a) of the Exchange Act that related to a transaction that occurred during fiscal 2006: Lawrence Clayton, Jr., our Chief Financial Officer, filed a late Form 4 in connection with the purchase of our common stock in December 2005.

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

Audit Committee and Audit Committee Financial Expert

Charles E. Bayless, Mark S. Juergensen, Dennis R. Leibel and Robert C. Perkins are the members of our Audit Committee. Our Board of Directors has determined that each member of the Audit Committee is “independent” as defined under the rules of the SEC and the American Stock Exchange. Furthermore, the Board of Directors has determined that Mr. Perkins, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under the rules of the SEC.

Item 11.	Executive Compensation.

Compensation of Executive Officers

We are required by the SEC to disclose compensation paid by us during the last three fiscal years to (a) any person who served as our principal executive officer during fiscal 2006; (b) our four most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of fiscal 2006; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (b) above but for the fact that the individual was not serving as an executive officer at the end of fiscal 2006; provided, however, that no disclosure need be provided for any executive officer, other than the principal executive officer, whose total annual salary and bonus does not exceed $100,000. Accordingly, we are disclosing information regarding compensation paid by us during the last three fiscal years to (a) Steven S. Boss, our Chief Executive Officer; (b) Thomas L. Ulry, our Senior Vice President, Sales and Marketing, and Lawrence Clayton, Jr., our Chief Financial Officer, the two most highly-compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of fiscal 2006 and whose salary and bonus exceeded $100,000; (c) Peter Weigand, our former President, who served as the Company’s chief executive officer in fiscal 2006; and (d) Richard L. Boughrum, our former Chief Financial Officer, for whom disclosure would be required as one of our most highly-compensated executive officers, but for the fact that he was not serving as an executive officer of the Company at the end of fiscal 2006. All of these officers are referred to in this Annual Report as the “Named Executive Officers.”

Summary Compensation Table

The following table sets forth for each of the past three fiscal years, all compensation received for services rendered in all capacities by the Named Executive Officers.

					Long Term Compensation
					Awards			Payouts
							Securities
	Annual Compensation				Restricted		Underlying
	Fiscal			Other Annual	Stock		Options/	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(6)	Award(s)		SARs	Payouts	Compensation

Steven S. Boss(1)	2006	$405,001	—	—	$300,000	(7)	300,000	—	—
Chief Executive Officer	2005	—	—	—	—		—	—	—
	2004	—	—	—	—		—	—	—
Lawrence Clayton, Jr.(2)	2006	$176,960	—	—	$72,000	(7)	120,000	—	—
Chief Financial Officer	2005	—	—	—	—		—	—	—
	2004	—	—	—	—		—	—	—
Thomas L. Ulry(3)	2006	$227,476	—	—	$45,600	(7)	100,000	—	—
Sr. VP, Sales &	2005	$83,462	—	—	—		—	—	—
Marketing	2004	—	—	—	—		—	—	—
Peter T. Weigand(4)	2006	$127,752	—	—	—		—	—	$566,667	(9)
Former President	2005	$400,000	—	—	—		600,000	—	—
	2004	$130,769	—	—	—		—	—	—
Richard L. Boughrum(5)	2006	$121,215	—	—	—		—	—	$499,874	(9)
Former Chief Financial	2005	$350,000	—	—	—		—	—	—
Officer Senior Vice	2004	$114,423	—	—	$288,000	(8)	500,000	—	—
President and Secretary

(1)	Mr. Boss was appointed Chief Executive Officer of the Company on August 1, 2005.

(2)	Mr. Clayton was appointed interim Chief Financial Officer and Secretary of the Company on August 4, 2005 and became the Chief Financial Officer and Secretary of the Company effective December 1, 2005.

(3)	Mr. Ulry was appointed Senior Vice President, Sales and Operations on March 1, 2005.

(4)	Mr. Weigand joined the Company on April 1, 2004 and served as the Company’s President until October 8, 2005.

(5)	Mr. Boughrum joined the Company on April 1, 2004 and served as the Company’s Senior Vice President and Chief Financial Officer until October 8, 2005.

(6)	The aggregate amount of perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of the Named Executive Officer for the periods covered.

(7)	The Restricted Stock Awards value was calculated using the closing market price on the date of the award. Mr. Boss was issued 200,000 shares of restricted stock valued at $1.50 per share, Mr. Clayton was issued 45,000 shares of restricted stock valued at $1.60 per share and Mr. Ulry was issued 40,000 of restricted stock valued at $1.14 per share.

(8)	Represents the value on the date of grant of 150,000 shares of restricted stock awarded to Mr. Boughrum, based upon an estimated valuation of $1.92 per share of common stock as of the date the restricted stock was awarded. There was no market value for our common stock prior to our public listing on the AMEX in July 2004. This valuation was made by our Board of Directors for accounting and financial reporting purposes and does not reflect actual transactions. In October 2005, as a result of the termination of Mr. Boughrum’s employment, without cause, all 150,000 shares of restricted stock became fully vested.

(9)	Represent severance payments made to Mr. Weigand and Mr. Boughrum pursuant to settlement agreements dated November 17, 2005.

Stock Options

Stock Option Grants

The following table shows stock option grants to the Named Executive Officers during fiscal 2006.

Option/SAR Grants in Last Fiscal Year

Potential
Realizable Value at
Assumed Annual
Rates of Stock Price
Appreciation
		Individual Grants			for Option Term(4)

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Percentage
of Total
	Number of	Options/SARs
	Securities	Granted to
	Underlying	Employees	Exercise
	Options/SARs	in Fiscal	or Base
	Granted	Year	Price	Expiration
Name	(#)(1)	(%)(2)	($/Sh)(3)	Date	5%($)	10%($)

Steven S. Boss	300,000	62.5%	$1.80	8/01/2015	$156,090	$426,248
Lawrence Clayton, Jr.	120,000	37.5%	$1.68	12/01/2015	$81,654	$243,749
Thomas L. Ulry	—	—	—	—	—	—
Peter T. Weigand	—	—	—	—	—	—
Richard L. Boughrum	—	—	—	—	—	—

(1)	Options were granted on August 1, 2005 to Mr. Boss pursuant to an Employment Agreement dated August 1, 2005 between Mr. Boss and the Company. Mr. Boss’s options have an exercise price equal to $1.80 per share, with vesting as to 100,000 shares upon hire and as to 100,000 shares on each of the first two anniversaries thereafter. Options were granted on December 1, 2005 to Mr. Clayton pursuant to an Employment Agreement dated December 1, 2005 between Mr. Clayton and the Company. Mr. Clayton’s options have an exercise price equal to $1.68 per share, with vesting in equal amounts on each of the first three anniversaries of the date of the grant. Mr. Boss’s and Mr. Clayton’s options expire on or prior to the ten year anniversary of the date of grant.

(2)	Based on an aggregate of 420,000 options granted to all employees during fiscal 2006.

(3)	All options were granted at an exercise price equal to the cash value of the Company’s common stock on the date of grant, determined by dividing (a) the sum of the Company’s cash, restricted cash and deposits by (b) the number of shares of common stock outstanding, in each case as reported in the Company’s most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, a price higher than the fair market value on the date of grant.

(4)	The Company is required by the SEC to use 5% and 10% assumed annualized rate of appreciation over the ten year option term. This does not represent the Company’s estimate or projection of the future common stock price. If the common stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

Option Exercises/Fiscal Year End Value.

The following table shows stock option exercises by the Named Executive Officers during fiscal 2006 and the value of unexercised stock options held by the Named Executive Officers during fiscal 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

Value of Unexercised
			Number of Securities		In-the-Money
			Underlying Unexercised		Options/SARs at Fiscal
	Shares Acquired	Value	Options/SARs at		Year-End
	on Exercise	Realized	Fiscal Year-End (#)		($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven S. Boss	—	$—	200,000	—	$—	—
Lawrence Clayton, Jr.	—	—	120,000	—	—	—
Thomas L. Ulry	—	—	100,000	—	—	—
Peter Weigand	—	—	—		——	—
Richard L. Boughrum	—	—	—		——	—

Employment Agreements

Steven S. Boss.  On August 1, 2005, Commerce entered into an employment agreement with Steven S. Boss as our Chief Executive Officer. Pursuant to the employment agreement, the Company also entered into a stock option agreement, a restricted stock agreement and an indemnification agreement with Mr. Boss.

Under the employment agreement, Mr. Boss will receive base salary of $412,000 per year, and is eligible for consideration for an incentive bonus in fiscal 2006 calculated between 50% and 150% of base salary based upon achievement of objectives established by the Compensation Committee. For fiscal 2007 and each fiscal year thereafter, Mr. Boss will participate in an incentive bonus program to be established by the Company as part of a comprehensive incentive bonus plan. Mr. Boss was granted an option to purchase 300,000 shares of our common stock at an exercise price equal to $1.80 per share, with vesting as to 100,000 shares upon hire and as to 100,000 shares on each of the first two anniversaries thereafter. Mr. Boss was also granted 200,000 shares of restricted stock, which vest 50,000 shares on the first anniversary of hire and 50,000 shares upon the achievement of performance targets for fiscal years 2006, 2007 and 2008, respectively. The employment agreement has no specific term and is subject to termination by either the Company or Mr. Boss without cause upon 60 days written notice.

The employment agreement provides that if Mr. Boss is terminated without cause or if he resigns for good reason, Mr. Boss will be entitled to severance equal to 12 months of his then-current base salary payable over a 12-month period, plus 12 months accelerated vesting of outstanding unvested stock options and restricted stock. In the event of a change of control of the Company, Mr. Boss may resign for good reason, as defined in the agreement, within 180 days after the change of control.

Under the employment agreement, Mr. Boss agreed not to solicit the Company’s employees, customers, clients or suppliers during the term of his employment and for a period of one year after any period in which severance payments are received, and not to compete with the Company during the term of his employment and any period in which severance payments are received. Finally, in accordance with the employment agreement, we agreed to indemnify Mr. Boss pursuant to our standard form of indemnification agreement.

Lawrence Clayton, Jr.  On August 1, 2005, the Company entered into a consulting agreement with Lawrence Clayton, Jr., whom the Company appointed as interim Chief Financial Officer and Secretary on August 4, 2005. The consulting agreement provided that Mr. Clayton serve as an independent contractor and provide finance, accounting and financial oversight services to the Company. Under the consulting agreement, Mr. Clayton was paid $200 per hour (with a maximum of $1,500 per day and $7,500 per week).

On December 1, 2005, we entered into an employment agreement with Mr. Clayton as the Company’s Chief Financial Officer. Under the terms of the employment agreement, Mr. Clayton will receive an annual base salary of

$275,000 and will be eligible to receive an incentive bonus for the fiscal 2006 if the Company reaches financial objectives determined by the Board. For fiscal 2007 and each fiscal year thereafter, Mr. Clayton will participate in an incentive bonus program to be established by the Company as part of a comprehensive executive incentive bonus plan. In addition, on December 1, 2005 (a) pursuant to the terms of the employment agreement and the stock option agreement, we granted to Mr. Clayton an option to purchase 120,000 shares of our common stock, which option will vest in equal amounts on each of the first three anniversaries of the date of the grant; and (b) pursuant to the terms of the employment agreement and the restricted stock agreement, we issued to Mr. Clayton 45,000 shares of restricted common stock of the Company, subject to a Company repurchase right which will lapse as to one third of the restricted shares on the first anniversary of the date of issuance and as to one third of the restricted shares on each of the next two fiscal years based upon the achievement of performance targets. The employment agreement has no specific term and is subject to termination by either the Company or Mr. Clayton without cause upon 60 days written notice.

The employment agreement provides that if Mr. Clayton’s employment is terminated by the Company without cause for good reason, as defined in the agreement, Mr. Clayton will be entitled to severance, as long as Mr. Clayton does not accept other employment, equal to 12 months base salary, payable in six equal installments commencing on the first business day after six months from the date of the termination, or the severance period, plus reimbursement of the cost of continuation coverage under COBRA for 12 months and 12 months accelerated vesting of outstanding options and restricted stock. In the event of a change of control of the Company, as defined in the employment agreement, Mr. Clayton may resign for good reason within 180 days after the change of control.

Under the employment agreement, Mr. Clayton agreed not to solicit customers or employees of the Company during his employment with the Company and for a period of one year after the end of the Severance Period. The employment agreement further provides that Mr. Clayton will not accept employment with, or otherwise engage in, any business that competes with the Company during his employment or any period during which he is receiving severance payments from the Company. Finally, in accordance with the employment agreement, we indemnified Mr. Clayton pursuant to the Company’s standard form of indemnification agreement.

Thomas L. Ulry.  On February 28, 2005, we entered into an at-will employment letter agreement with Thomas Ulry, our Senior Vice President, Sales and Marketing. The agreement provided for an annual base salary of $190,000, subject to adjustment based upon the results of a independent compensation study commissioned by the Compensation Committee, an annual discretionary bonus, as determined by the Compensation Committee, a grant of options to purchase 100,000 shares of our common stock at an exercise price of $3.50 per share, vesting equally over four years, a relocation bonus of $100,000 and reimbursement of actual relocation expenses not to exceed $40,000. The agreement also provided for other standard employee benefits including medical, dental and insurance benefits and the right to participate in our 401(k) Plan. Finally, the agreement provided for a severance benefit of one year’s annual base salary if we terminated Mr. Ulry without cause, as defined in the agreement, prior to March 2, 2006. On May 31, 2005, we entered into a second at-will employment letter agreement with Mr. Ulry which superseded the February 28, 2005 letter agreement. Pursuant to the May 31, 2005 agreement, Mr. Ulry’s annual base salary was increased to $225,000, the $100,000 relocation bonus was deleted and the severance benefit was amended to state that if we terminated Mr. Ulry without cause, as defined in the agreement, during the first year after May 31, 2005, Mr. Ulry would be entitled to one year’s annual base salary, and if we terminated him without cause at any time thereafter, an amount equal to his monthly salary for up to six months or until he finds other employment, whichever is first to occur. All other terms set forth in the February 28, 2005 at-will employment letter agreement remained the same. On October 19, 2006, the Compensation Committee increased Mr. Ulry’s annual base salary from $225,000 to $250,000, effective October 1, 2006 and awarded him a $25,000 discretionary bonus.

Peter T. Weigand.  We entered into an employment agreement with Peter Weigand on April 1, 2004. The agreement provided for an initial three year term with automatic extensions for successive one year periods, unless superseded by a notice of termination. Under his employment agreement, Mr. Weigand was entitled to a base salary of $400,000. Mr. Weigand also was eligible to participate in our bonus program at the discretion of the Board on the same basis and terms as are applicable to other senior executives. Pursuant to his employment agreement, we granted to Mr. Weigand an option to purchase 600,000 shares of our common stock at an exercise price of $1.92 per share, expiring on March 11, 2014 with 150,000 options vested immediately, 150,000 options vesting on each of March 29, 2005, 2006 and 2007 and immediate vesting upon termination of Mr. Weigand’s employment without cause, for good reason, as defined in his employment agreement, or following a change of control not approved by the Board, provided that in each case Mr. Weigand was required to agree not to engage in certain prohibited competitive activities for six months following the termination of employment.

On August 4, 2005, our Board of Directors decided to terminate without cause the employment of Mr. Weigand. In accordance with the terms of his employment agreement, the termination of Mr. Weigand’s employment became effective on October 8, 2005. On October 8, 2005, Mr. Weigand entered into an Agreement Not to Engage in Prohibited Activities, under which he agreed not to directly or indirectly engage as an owner, employee, consultant or agent of any retail commodity marketing entity or entity that markets energy efficient products or back office services for a period of six months following his termination. Pursuant to the terms of his employment agreement, entering into the Agreement Not to Engage in Prohibited Activities entitled Mr. Weigand to receive severance payments equal to his base salary, $400,000 annually, for the remaining term of his employment agreement (i.e., until April 1, 2007). On November 17, 2005, the Company entered into a Settlement Agreement and General Release with Mr. Weigand. The Settlement Agreement with Mr. Weigand provides for the Company to make a settlement payment to Mr. Weigand on April 10, 2006 in the amount of $566,666.67 in cash, less customary payroll deductions required by law. In addition, Mr. Weigand agreed to sell to the Company 994,479 shares of common stock of the Company held by him for a price $1.50 per share, or $1,491,718.50, in the aggregate, payable in several installments. In connection with the sale of his shares of common stock, all 600,000 options to purchase shares of the Company’s common stock were cancelled. The Settlement Agreement entitled Mr. Weigand to receive 12 months of COBRA coverage.

Richard L. Boughrum.  We entered into an employment agreement with Richard Boughrum on April 1, 2004. The agreement provided for an initial three year term with automatic extensions for successive one-year periods, unless superseded by a notice of termination. Under his employment agreement, Mr. Boughrum was entitled to a base salary of $350,000. Mr. Boughrum also was eligible to participate in our bonus program at the discretion of the Board on the same basis and terms as to other senior executives. Mr. Boughrum had the right to purchase up to 150,000 shares of our common stock for a purchase price of $1.92 per share at any time until 10 days after consummation of the reorganization. Mr. Boughrum exercised this option on April 2, 2004. We also granted to Mr. Boughrum an option to purchase 500,000 shares of common stock at an exercised price of $1.92 per share expiring in March 2014, with 125,000 vested immediately, 125,000 options vesting on each of March 29, 2005, 2006 and 2007. We also granted Mr. Boughrum a restricted stock award of 150,000 shares of common stock, which were subject to repurchase by the Company at $0.001 per share upon termination of Mr. Boughrum’s employment.

On August 4, 2005, our Board of Directors decided to terminate without cause the employment of Mr. Boughrum. In accordance with the terms of his employment agreement, the termination of Mr. Boughrum’s employment became effective on October 8, 2005. On October 8, 2005, Mr. Boughrum entered into an Agreement Not to Engage in Prohibited Activities, under which he agreed not to directly or indirectly engage as an owner, employee, consultant or agent of any retail commodity marketing entity or entity that markets energy efficient products or back office services for a period of six months following his termination. Pursuant to the terms of his employment agreement, entering into the Agreement Not to Engage in Prohibited Activities entitled Mr. Boughrum to receive severance payments equal to his base salary, $350,000 annually, for the remaining term of his employment agreement (i.e., until April 1, 2007). In addition, all 150,000 shares of Mr. Boughrum’s restricted stock immediately vested. On November 17, 2005, the Company entered into a Settlement Agreement and General Release with Mr. Boughrum. The Settlement Agreement with Mr. Boughrum provided for the Company to make a settlement payment to Mr. Boughrum on April 10, 2006 in the amount of $495,833 in cash less customary payroll deductions required by law. In addition, Mr. Boughrum agreed to sell the Company 300,000 shares of common stock of the Company held by Mr. Boughrum for a price of $1.00 per share or $450,000, in the aggregate payable in several installments. In connection with the sale of his shares of common stock, all 500,000 options to purchase shares of the Company’s common stock were cancelled. The Settlement Agreement entitled Mr. Boughrum to recover 12 months of COBRA coverage.

Compensation Committee Interlocks and Insider Participation

Executive compensation is determined by a Compensation Committee appointed by our Board of Directors. During fiscal 2006, the Compensation Committee was comprised of Gary J. Hessenauer, Mark S. Juergensen,

Dennis R. Leibel and Robert C. Perkins. None of the Compensation Committee members is or has been an officer or employee of Commerce Energy or any of its subsidiaries. None of our executive officers serves as member of the Board of Directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or our Compensation Committee.

Compensation of Directors

Directors who also are our employees are not paid any fees or remuneration, as such, for their service on the Board of Directors or on any Board committee. In May 2006, our Board adopted the following directors’ compensation policy with respect to the Company’s non-employee directors. These policies were adopted by the Board, and may be changed from time-to-time by the Board.

Cash Compensation.  Each non-employee director is paid a quarterly retainer of $8,000, a fee of $1,000 for each Board meeting which the Board member attends in person and a fee of $750 for each Board meeting which the Board member attends telephonically. The non-executive Chairman of the Board also receives a supplemental quarterly retainer of $4,000. Directors who served on Board committees (other than the chairman of such committee) are paid $750 for each committee meeting the Board member attends in person and a fee of $500 for each Committee meeting which the Board member attends telephonically. Committee chairpersons are paid $1,000 for each committee meeting the chairperson attends, whether in person or telephonically. In addition, each non-employee director is entitled to receive reimbursement for reasonable travel expenses in accordance with the Company’s travel expense policy with respect to each Board or Board committee meeting that such non-employee director attends in person if the director resides 25 miles or more from the site of the meeting.

Equity-Based Awards.  Following the initial appointment or election of each non-employee director to the Board, he or she will be (a) issued 10,000 restricted shares of common stock pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, or the SIP, or any successor plan, and such shares will vest in full on the first day of the month in which the one year anniversary of the date of issuance occurs with any unvested shares being forfeited to the Company if the Board member’s service is terminated, and (b) granted an option to purchase 20,000 shares of common stock pursuant to the SIP or any successor plan.

In addition, on or following the date of each annual meeting of stockholders at which directors are elected, each non-employee director who is either re-elected as a non-employee director or who continues in office as an incumbent non-employee director, will be (a) issued 10,000 shares of restricted common stock pursuant to the SIP or any successor plan and such shares will vest in full on January 1 of the next succeeding calendar year after the date of issuance with any unvested shares being forfeited to the Company if the Board member’s service is terminated, and (b) granted an option to purchase 20,000 shares of common stock pursuant to the SIP or any successor plan.

Any options granted to non-employee directors under this policy have the following terms and conditions: (a) the options are subject to all terms and conditions of the SIP or any successor plan; (b) the options vest quarterly at a rate of one quarter (1/4) of the amount of the grant on each three-month anniversary of the date of grant, with any unvested options being forfeited if the Board member’s service is terminated; (c) the options have a term of 6 years from the date of grant; (d) any vested options may be exercised during the time the Board member is serving as a director or after he or she ceases to be a director prior to the expiration of the term of the option; and (e) the exercise price per share is 100% of the fair market value of the Company’s common stock on the date of grant.

On May 12, 2006, the Board acting pursuant to the foregoing policies granted nonqualified stock options and issued shares of restricted common stock under the SIP to Charles E. Bayless, Gary J. Hessenauer, Mark S. Juergensen, Dennis R. Leibel and Robert C. Perkins, each a non-employee director of the Company. Each non-employee director was issued 10,000 shares of restricted common stock pursuant to the SIP, which will vest in full on January 1, 2007; and granted an option to purchase 20,000 shares of common stock pursuant to the SIP at an exercise price per share of $1.17 per share, equal to 100% of the fair market value of the common stock on the date of grant.

On August 29, 2005, pursuant to a Board Compensation policy in effect at that time, the Board granted to Gary J. Hessenauer an option to purchase 50,000 shares of common stock pursuant to the Commonwealth 1999

Equity Incentive Plan following his initial appointment to the Board. The exercise price per share was $1.80, equal the cash value of a share of our common stock on the date, a price in excess of the fair market value on the date of grant. The option vests quarterly at the rate of 12,500 shares on each three month anniversary of the date of grant. The option has a term of ten years, from the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the Securities and Exchange Commission, or based upon our actual knowledge.

Beneficial Ownership Table

The following table sets forth certain information about the beneficial ownership of our common stock as of October 16, 2006 by:

•	each person known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our current directors;

•	our chief executive officer and the other officers named in the Summary Compensation Table set forth under the caption “Compensation of Executive Officers” (we refer to these officers as the “Named Executive Officers”); and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based upon voting or investment power over the securities.

Shares and share percentages beneficially owned are based upon the number of shares of common stock outstanding on October 16, 2006, together with options, warrants or other convertible securities that are exercisable for such respective securities within 60 days of October 16, 2006 for each stockholder. Under the rules of the SEC, beneficial ownership includes shares over which the named stockholder exercises voting and/or investment power. Shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or will become exercisable within 60 days of October 16, 2006 are deemed outstanding for computing the respective percentage ownership of the person holding the option, warrant or other convertible security, but are not deemed outstanding for purposes of computing the respective percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares. The information with respect to each person is as supplied or confirmed by such person, based upon statements filed with the SEC or based upon the actual knowledge of the Company.

	Common Stock
	Amount and Nature of
	Beneficial Ownership
	Number of
	Shares		Right to	Percent of
Name	Owned		Acquire(1)	Class

Principal Stockholders:
Daniel Zeff(2)	2,958,071	(3)	—	10.0%
Ian B. Carter(4)	250,000		2,500,000	8.4%
Directors and Named Executive Officers:
Steven S. Boss	125,000		250,000	1.3%
Lawrence Clayton, Jr.	35,359		—	*
Thomas L. Ulry	10,000		100,000	*
Robert C. Perkins	205,000		460,000	2.2%
Richard L. Boughrum	—		—	*
Gary J. Hessenauer	—		60,000	*
Mark S. Juergensen	20,000		147,500	*
Dennis R. Leibel	—		10,000	*
Peter Weigand	—		—	*
Charles E. Bayless	102,000		110,000	*
All Directors and Executive Officers as a group (10 persons)	497,359		1,137,500	5.5%

*	Indicates beneficial ownership of less than 1% of the issued and outstanding class of securities.

(1)	Represents shares of our common stock issuable upon exercise of stock options or upon conversion of other convertible securities held by such persons that are exercisable within 60 days of October 16, 2006.

(2)	Daniel Zeff includes: Zeff Holding Company LLC, Zeff Capital Partners, ILP, and Zeff Capital Offshore Fund. The mailing address of such stockholder is c/o: Zeff Holding Company, LLC, 50 California St., Suite 1500, San Francisco, CA 94111.

(3)	Represents holdings as of June 14, 2006 as disclosed in a Schedule 13G/A filed with the SEC under the Exchange Act.

(4)	The mailing address of such stockholder is: PO Box 538 1100 Irvine Blvd. Tustin California 92780.

Securities Authorized for Issuance under Equity Compensation Plan

The company has two equity compensation plans, the Commerce Energy Group, Inc. 2006 Stock Incentive Plan and the Commonwealth 1999 Equity Incentive Plan, both of which have been approved by our stockholders. We do not have any other equity compensation plans, with the exception of one-time grants of warrants or options made by our Board of Directors from time to time.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2006.

	(a)		(b)	(c)
				Number of Securities
	Number of Securities			Remaining Available For
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	4,923,666	(1)	$2.25	1,353,334	(2)
Equity compensation plans not approved by security holders	2,820,000	(3)	$2.43	—

Total	7,743,666		$2.32	1,353,334

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the Commonwealth 1999 Equity Incentive Plan and the Commerce Energy Group, Inc. 2006 Stock Incentive Plan.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the Commonwealth 1999 Equity Incentive Plan and the Commerce Energy Group, Inc. 2006 Stock Incentive Plan.

(3)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following individual plans: options to purchase 2,500,000 shares granted to Ian B. Carter, the Company’s former Chairman and Chief Executive Officer options to purchase 100,000 shares granted to Robert C. Perkins, the Company’s Chairman, options to purchase 120,000 shares granted to Vivian Anderson, a former director of the Company, and options to purchase 100,000 shares granted to Brad Gates, a former director of the Company (See Note 15. Stock Options to the Notes to Consolidated Financial Statements).

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the fees billed to us by our independent registered public accounting firms for each of the last two fiscal years, respectively.

	Fiscal Year
	2006	2005

Audit Fees	$454,000	$583,920
Audit-Related Fees	—	197,304
Tax Fees	—	46,685
All Other Fees	—	—

	$454,000	$827,909

Audit Fees:  This category includes the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees:  This category consists of assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and which are not reported above under “Audit Fees.”

Tax Fees.  This category consists of professional services rendered for tax services, including tax compliance, tax advice and tax planning.

All Other Fees.  This category consists of fees for other advisory services.

The Audit Committee of our Board of Directors has established a practice that requires the Committee and, under certain limited circumstances, the Chairman of our Audit Committee, to pre-approve any audit or permitted non-audit services to be provided to us by our independent registered public accounting firm, Hein & Associates LLP, in advance of such services being provided to us.

Under the SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services rendered by our independent registered public accounting firm. We are in compliance with these SEC rules.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)  Index to Consolidated Financial Statements:

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

(b) Exhibits.  The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the “Commission”) as part of this Annual Report on Form 10- K. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

Exhibit	Description

2.1	Agreement and Plan of Reorganization, by and among American Energy Group, Inc., CEC Acquisition Corp. and Commonwealth Energy Corporation, previously filed with the Commission on July 6, 2004 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
2.2	Agreement and Plan of Merger dated March 29, 2004 by and among Commonwealth Energy Corporation, Skipping Stone Acquisition Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock previously filed with the Commission on April 5, 2004 as Exhibit 2.2 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
2.3	Asset Purchase Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc. and, as to certain sections thereof only, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K filed and incorporated herein by reference.
2.4	Transition Services Agreement dated as of February 9, 2005 by and between American Communications Network, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on February 10, 2005 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.5	Sales Agency Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.6	Escrow Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc., Commerce Energy Group, Inc., American Communications Network, Inc. and Computershare Trust Company, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the Commission on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the Commission on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the Commission on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian B. Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000, previously filed with the Commission on August 9, 2001 as Exhibit 10.12 to Commonwealth Energy Corporation’s Registration Statement on Form 10 and incorporated herein by reference.
10.2	Consent and Waiver Agreement dated March 12, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.
10.3	Second Amendment to Employment Agreement dated March 16, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.2 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on November 14, 2001 as Exhibit 10.15 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.5	Amendment to Employment Agreement dated March 31, 2004 between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on April 5, 2004 as Exhibit 10.5 to Amendment No. 3 to Commerce Energy Group’s Registration Statement on Form S-4 and incorporated herein by reference.
10.6	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.7	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.8	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation’s Registration Statement on Form S-8 and incorporated herein by reference.
10.9	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on November 15, 2004 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description

10.10	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation, previously filed with the Commission on April 5, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.11	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation, previously filed with the Commission on March 16, 2004 as Exhibit 10.3 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004 and incorporated herein by reference.
10.12	Settlement Agreement and Release dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.12 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.13	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.13 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.14	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.14 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.15	Stock Option Agreement dated as of July 8, 1999 between Ian B. Carter and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.15 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.16	Indemnification Agreement dated as of January 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.16 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.17	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.17 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.18	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.19	Executive Employment Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.20	Stock Option Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.21	Restricted Stock Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.22	Indemnification Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.23	Agreement for Consulting Services dated as of August 1, 2005 between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report filed on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.24	Extension of Agreement for Consulting Services between Commerce Energy Group, Inc. and Lawrence Clayton, Jr. dated as of September 29, 2005, previously filed with the Commission on September 30, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.25	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Peter Weigand, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.26	Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.27	Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on February 1, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.28	Summary of Commerce Energy Group, Inc. Management Bonus Program for 2005, previously filed with the Commission on March 1, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.29	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated February 28, 2005, previously filed with the Commission on March 7, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.30	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated May 31, 2005, previously filed with the Commission on October 31, 2005 as Exhibit 10.30 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.31	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the May 31, 2005 Employment Offer Letter Agreement, previously filed with the Commission on October 31, 2005 as Exhibit 10.31 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.32	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.33	Stock Option Agreement dated April 29, 2005 by and between Ian B. Carter and Commerce Energy Group, Inc., previously filed with the Commission on October 31, 2005 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.34	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Richard L. Boughrum, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.35	Settlement Agreement and General Release dated November 17, 2005 by and among Peter Weigand, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.36	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.37	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.38	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.39	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.40	Amendment No. 1 to Agreement Not to Compete dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.41	Agreement and Release dated November 17, 2005, by and among, Commerce Energy Group, Inc., Commerce Energy, Inc., Paul, Hastings, Janofsky & Walker LLP, Eric Alam, Bruno Kvetinskas, Greg Lander and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.7 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.42	Settlement Agreement and General Release dated November 17, 2005 by and among Richard L. Boughrum, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2006 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.43	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2006 as Exhibit 99.9 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.44	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2006 as Exhibit 99.10 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.45	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2006 as Exhibit 99.11 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.46	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2006 as Exhibit 99.12 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.47	Settlement Agreement and General Release dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Eric Alam, previously filed with the Commission on November 23, 2006 as Exhibit 99.13 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.48	Settlement Agreement and General Release dated December 23, 2004 by and among Commerce Energy Group, Inc., Commonwealth Energy Corporation, Ian Carter, Robert Perkins, Brad Gates, Joseph P. Saline, Patricia E. Saline and Joseph Ogundiji, previously filed with the Commission on December 27, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.49	Employment Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.50	Stock Option Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.51	Restricted Stock Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.52	Indemnification Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.53	Settlement Agreement and General Release by and among Andrew V. Coppola, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.54	Commerce Energy Group, Inc. Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.55	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 27, 2006, previously filed with the Commission on February 1, 2006 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.56	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective March 10, 2006, previously filed with the Commission on March 16, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the period ending January 31, 2006 and incorporated herein by reference.
10.57	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective May 12, 2006, previously filed with the Commission on May 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.58	Form of Subscription Agreement for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.7 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.59	Form of Notice of Withdrawal for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.8 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.60	Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on February 1, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.61	Form of a Stock Option Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.10 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.62	Form of a Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.11 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.63	Form of a Restricted Share Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.12 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.64	Form of a Restricted Share Unit Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.14 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.

Exhibit	Description

10.65	Form of a SAR Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.15 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.66	Form of Performance Unit and Performance Stock Award pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.16 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.67	Form of Deferral Election Agreement for Deferred Share Units to the Commerce Energy Group, Inc. pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.17 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.68	Amended and Restated Form of Non-Qualified Stock Option Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on May 18, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.69	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.13 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) filed with the Commission on April 20, 2006 and incorporated herein by reference.
10.70	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, Initial Grant, previously filed with the Commission on May 18, 2006 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
Other Material Contracts
10.71	Retention Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc., Peter Weigand, Greg Lander, Eric Alam and Bruno Kvetinskas, previously filed with the Commission on April 5, 2004 as Exhibit 2.4 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.72	Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone Inc. common stock dated March 29, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.73	Agreement Not To Compete by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand dated April 1, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.6 to Amendment No. 3 Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.74	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001, previously filed with the Commission on November 14, 2001 as Exhibit 10.6 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.75	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, previously filed with the Commission on April 3, 2002 as Exhibit 10.19 to Amendment No. 2 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.76	Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.25 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description

10.77	Restructuring and Termination of Membership Agreement dated as of April 30, 2004 by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc., previously filed with the Commission on June 14, 2004 as Exhibit 10.5 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.78	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K for the year ended July 31, 2002 and incorporated herein by reference.
10.79	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004, as Exhibit 10.20 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.80	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.21 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.81	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated March 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.22 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.82	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated July 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.83	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading, previously filed with the Commission on November 15, 2004 as Exhibit 10.32 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.84	Revised Operating Agreement dated October 27, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.85	Loan and Security Agreement by and among Commerce Energy, Inc., as Borrower, and Commerce Energy Group, Inc., as Guarantor, and Wachovia Capital Finance Corporation (Western), as Agent, and the Lenders From Time to Time Party Thereto, as Lenders, dated June 8, 2006, previously filed with the Commission on June 12, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.86	Guaranty dated June 8, 2006 by Commerce Energy Group, Inc., as Guarantor, to Wachovia Capital Finance Corporation (Western), as Agent, previously filed with the Commission on June 12, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.87	First Amendment to Loan and Security Agreement and Waiver dated September 20, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.88	Asset Purchase Agreement dated September 20, 2006 between Houston Energy Services Company, L.L.C. and Commerce Energy, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.89	Transition Services Agreement dated September 20, 2006 among Commerce Energy, Inc. and Houston Energy Services Company, L.L.C., previously filed with the Commission on September 26, 2006 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.90	Guaranty Agreement dated September 20, 2006 among Commerce Energy, Inc., Thomas L. Goudie, James Bujnoch, Jr., Gary Hollowell, Dustin Roach, Steve Loy and Arnold Perez, previously filed with the Commission on September 26, 2006 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.91	Second Amendment to Loan and Security Agreement and Waiver dated October 26, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc.
14.1	Commerce Energy Group, Inc. Code of Business Conduct and Ethics, previously filed with the Commission on November 15, 2005 as Exhibit 14.1 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Hein & Associates LLP, independent registered public accounting firm.
23.2	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

Date: October 30, 2006

By:	/s/ STEVEN S. BOSS
Steven S. Boss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN S. BOSS Steven S. Boss	Chief Executive Officer and a Director (Principal Executive Officer)	October 30, 2006

/s/ LAWRENCE CLAYTON, JR. Lawrence Clayton, Jr.	Chief Financial Officer (Principal Financial Officer)	October 30, 2006

/s/ KENNETH L. ROBINSON Kenneth L. Robinson	Corporate Controller (Principal Accounting Officer)	October 30, 2006

/s/ CHARLES E. BAYLESS Charles E. Bayless	Director	October 30, 2006

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Director	October 30, 2006

/s/ GARY J. HESSENAUER Gary J. Hessenauer	Director	October 30, 2006

/s/ MARK S. JUERGENSEN Mark S. Juergensen	Director	October 30, 2006

/s/ ROBERT C. PERKINS Robert C. Perkins	Chairman of the Board and a Director	October 30, 2006

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Commerce Energy Group, Inc.:

We have audited the accompanying consolidated balance sheet of Commerce Energy Group, Inc. as of July 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Energy Group, Inc. as of July 31, 2006, and the consolidated results of their operations and their cash flows for the year ended July 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/   HEIN & ASSOCIATES LLP

Irvine, California
October 27, 2006

REPORT OF ERNST & YOUNG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Commerce Energy Group, Inc.:

We have audited the accompanying consolidated balance sheet of Commerce Energy Group, Inc. (formerly Commonwealth Energy Corporation) as of July 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Energy Group, Inc. at July 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

Orange County, California
October 25, 2005

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended July 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Net revenue	$247,080	$253,853	$210,623
Direct energy costs	218,289	225,671	191,180

Gross profit	28,791	28,182	19,443
Selling and marketing expenses	5,231	4,081	4,063
General and administrative expenses	26,939	31,504	25,857
Reorganization and initial public listing expenses	—	—	3,393

Loss from operations	(3,379)	(7,403)	(13,870)

Other income and expenses:
Initial formation litigation expenses	—	(1,601)	(1,562)
Recovery of (provision for) impairment on investments	—	2,000	(7,135)
Loss on termination of Summit	—	—	(1,904)
Minority interest share of loss	—	—	1,185
Interest income, net	1,140	890	549

Total other income and expenses	1,140	1,289	(8,867)

Loss before benefit from income taxes	(2,239)	(6,114)	(22,737)
Benefit from income taxes	—	—	(1,017)

Net loss	$(2,239)	$(6,114)	$(21,720)

Loss per common share:
Basic and diluted	$(0.07)	$(0.20)	$(0.77)

Shares used in computing loss per common share:
Basic and diluted	30,419	30,946	28,338

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$22,941	$33,344
Accounts receivable, net	30,650	27,843
Inventory	4,578	4,561
Prepaid expenses and other current	6,827	3,542

Total current assets	64,996	69,290
Restricted cash	17,117	8,222
Deposits	2,506	11,347
Property and equipment, net	5,866	2,007
Goodwill	4,801	6,801
Other intangible assets	3,790	4,965

Total assets	$99,076	$102,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,876	$25,625
Accrued liabilities	5,867	6,946

Total current liabilities	32,743	32,571

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value and 29,632 and 31,436 shares issued and outstanding in fiscal 2006 and 2005, respectively	58,849	62,609
Other comprehensive income	2,271	—
Retained earnings	5,213	7,452

Total stockholders’ equity	66,333	70,061

Total liabilities and stockholders’ equity	$99,076	$102,632

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Commonwealth Energy Corporation				Commerce Energy Group, Inc.
	Commonwealth		Series A and Other Convertible		Commerce			Other
	Common Stock		Preferred Stock		Common Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income	Total
	(In thousands)

Balance at July 31, 2003	27,645	$56,853	961	$855	—	$—	$35,309	$—	$93,017
Exercise of stock options	102	27	—	—	—	—	—	—	27
Issuance of stock in connection with Skipping Stone acquisition	1,614	3,100	—	—	—	—	—	—	3,100
Issuance of stock	219	344	40	10	—	—	—	—	354
Compensation charge related to settlement of disputes	—	636	—	—	—	—	—	—	636
Repurchase of dissenter’s rights stock	(604)	(1,159)	—	—	—	—	—	—	(1,159)
Issuance of restricted stock	150	288	—	—	—	(288)	—	—	—
Amortization of unearned restricted stock	—	—	—	—	—	32	—	—	32
Cumulative unpaid dividends on convertible preferred stock	—	—	—	23	—	—	(23)	—	—
Payment of dividends on preferred stock	—	—	—	(181)	—	—	—	—	(181)
Conversion of preferred stock into common stock	1,393	707	(1,001)	(707)	—	—	—	—	—
Conversion of Commonwealth Energy Corporation common stock into Commerce Energy Group, Inc. common stock	(30,519)	(60,796)	—	—	30,519	60,796	—	—	—
Net loss	—	—	—	—	—	—	(21,720)	—	(21,720)

Balance at July 31, 2004	—	—	—	—	30,519	60,540	13,566	—	74,106
Exercise of stock options	—	—	—	—	102	54	—	—	54
Repurchase of common shares	—	—	—	—	(120)	(251)	—	—	(251)
Issuance of stock	—	—	—	—	5	10	—	—	10
Amortization of unearned restricted stock	—	—	—	—	—	256	—	—	256
Issuance of stock in connection with ACN acquisition	—	—	—	—	930	2,000	—	—	2,000
Net loss	—	—	—	—	—	—	(6,114)	—	(6,114)

Balance at July 31, 2005	—	—	—	—	31,436	62,609	7,452	—	70,061
Exercise of stock options	—	—	—	—	221	11	—	—	11
Repurchase of common shares	—	—	—	—	(1,469)	(2,204)	—	—	(2,204)
Issuance of stock	—	—	—	—	10	—	—	—	—
Repurchase of dissenter’s rights stock	—	—	—	—	(55)	(106)	—	—	(106)
Issuance of restricted stock	—	—	—	—	435	—	—	—	—
Cancellation of restricted stock	—	—	—	—	(16)	—	—	—	—
Amortization of Unearned share-based compensation	—	—	—	—	—	386	—	—	386
Amortization of Unearned restricted stock	—	—	—	—	—	153	—	—	153
Cancellation of stock in connection with ACN acquisition	—	—	—	—	(930)	(2,000)	—	—	(2,000)
Comprehensive income	—	—	—	—	—	—	(2,239)	2,271	32

Balance at July 31, 2006	—	$—	—	$—	29,632	$58,849	$5,213	$2,271	$66,333

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended July 31,
	2006	2005	2004
	(In thousands)

Cash Flows From Operating Activities
Net loss	$(2,239)	$(6,114)	$(21,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	856	1,216	1,531
Amortization	1,140	888	419
Provision for doubtful accounts	2,813	2,305	2,217
Stock-based compensation charge	539	256	668
Deferred income tax provision	—	74	2,698
Impairment of Summit Energy investments	—	5	9,569
Termination of Summit Energy	—	—	1,904
Minority interest share of loss of consolidated entity	—	—	140
Loss on disposition of property and equipment	—	165	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,620)	1,096	4,985
Prepaid expenses and other assets	8,402	695	(5,681)
Accounts payable	1,251	(4,952)	4,659
Accrued liabilities and other	(1,079)	805	(1,076)

Net cash provided by (used in) operating activities	6,063	(3,561)	313
Cash Flows From Investing Activities
Purchase of property and equipment	(4,714)	(1,025)	(1,079)
Reimbursement from state on renewable energy asset	—	250	—
Purchase of intangible assets	(28)	—	—
Business acquisition, net of cash required	—	(14,525)	(43)
(Purchase) and sale of short-term investments	—	43,312	(10,033)

Net cash provided by (used in) investing activities	(4,742)	28,012	(11,155)
Cash Flows From Financing Activities
Repurchase of common stock	(2,310)	(251)	(1,159)
Sale of common stock	—	10	288
Credit line commitment fee	(530)	—	—
Dividends paid on convertible preferred stock	—	—	(181)
Reflection of other convertible preferred stock	—	—	10
Proceeds from exercises of stock options	11	54	27
Decrease (increase) in restricted cash	(8,895)	(1,673)	14,968

Net cash provided by (used in) financing activities	(11,724)	(1,860)	13,953

Increase (decrease) in cash and cash equivalents	(10,403)	22,591	3,111
Cash and cash equivalents at beginning of year	33,344	10,753	7,642

Cash and cash equivalents at end of year	$22,941	$33,344	$10,753

Cash paid for:
Interest	$—	$—	$4
Income taxes	$—	$—	$3,404

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share and per kWh amounts)

1.	Nature of Business

Commerce Energy Group, Inc. (“Commerce Energy” or “Commerce”) is a diversified independent energy marketer of electricity and natural gas. Commerce Energy provides retail electricity and natural gas to its residential, commercial, industrial and institutional customers, and provides consulting and technology services to energy-related organizations. Commerce Energy is a holding company that operates through its wholly-owned operating subsidiaries: Commerce Energy Inc. (formerly Commonwealth Energy Corporation) and Skipping Stone Inc. (“Skipping Stone”). As used in this Report, the term the “Company” refers to Commerce Energy Group and its wholly-owned subsidiaries.

Commerce Energy provides electricity to its customers in the variously deregulated California, Pennsylvania, Michigan, New Jersey, Maryland and Texas electricity markets. Commerce is licensed by the Federal Energy Regulatory Commission, (“FERC”) as a power marketer. In addition to the states in which the company currently operates, the Company is also licensed to supply retail electricity by applicable state agencies in New York, Ohio and Virginia. The Company also provides natural gas to customers in California, Georgia, Maryland, New York, Ohio, and Pennsylvania. Skipping Stone provides energy-related consulting services and technologies to utilities, generators, pipelines, wholesale merchants and investment banks.

Commerce Energy Group’s predecessor, Commonwealth Energy Corporation (“Commonwealth”), was formed in California in August 1997. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce Energy and the stockholders of Commonwealth became stockholders of Commerce. As a result of the reorganization, each share of Commonwealth common stock was exchanged for one share of Commerce common stock, and Commonwealth stock options became Commerce stock options. Immediately prior to consummation of the reorganization, Commonwealth transferred ownership of its subsidiaries to Commerce Energy. As a result of the transfer, these entities became subsidiaries of Commerce Energy. After the reorganization, on July 8, 2004, the Company’s common stock began trading on the American Stock Exchange under the symbol EGR.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The Company’s consolidated financial statements include its two wholly-owned operating subsidiaries: Commerce Energy, Inc. and Skipping Stone Inc. All material inter-company balances and transactions have been eliminated in consolidation.

In fiscal 2004, the Company’s consolidated financial statements included the accounts of its controlled investment in Summit Energy Ventures, LLC (“Summit”), and its majority ownership in Power Efficiency Corporation (“PEC”). In April 2004, the Company terminated its relationship with Summit (with all assets distributed to its members), and its investment in PEC decreased to 39.9% and subsequently, to 14% and 15% at July 31, 2006 and 2005, respectively. Subsequently neither entity was consolidated (see Note 11).

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical experience as well as management’s future expectations. As a result, actual results could materially differ from management’s estimates and assumptions. The Company’s management believes that its most critical estimates herein relate to independent system operator costs, transportation and delivery costs,

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance for doubtful accounts, unbilled receivables, inventory valuation, customer acquisition costs, accounting for derivative instruments and hedging activities, and loss contingencies.

Reclassifications

The Company has reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements to be consistent with the current fiscal years presentation. The reclassifications included $43,300 and $33,200 in insured liquid debt instruments with interest reset dates of less than three months from cash and cash equivalents to short term investments for the years ended July 31, 2004 and 2003, respectively, with a resulting impact on the accompanying Consolidated Statements of Cash Flows for the two years ended July 31, 2004 and 2005. These investments were reclassified due to their nominally long term maturities of typically 20 to 30 years. They have been reflected as current investments, however, due to their highly liquid nature, their reset feature that tracks current market interest rates, and very low default rates. These securities were quickly and easily liquidated at carrying value with no gain or loss in principal in the third fiscal quarter of fiscal 2005, and the proceeds reinvested in highly rated commercial paper and diversified, short term money market funds. Subsequently, the Company has not held any such investments.

Non-cash items

In fiscal 2004, the Company recorded a non-cash provision for impairment of $7,135 and a non-cash loss on termination of Summit of $257. In the third quarter of fiscal 2004, the Company acquired Skipping Stone, Inc. for $3,100 of the Company’s common stock. In the fourth quarter of fiscal 2004, the Company issued 65 shares of common stock and 40 shares of convertible preferred stock in a non-cash settlement, and, in connection with the reorganization, all outstanding Commonwealth Energy Corporation Series A convertible preferred stock, other convertible preferred stock and common stock was converted one-to-one into the Company’s common stock in a non-cash transaction.

In fiscal 2005, the Company issued $2,000 of its common stock (930 shares) in connection with the acquisition of certain assets from ACN Utility Services, Inc. This stock transaction was reversed in fiscal 2006 (see Note 3). Also in fiscal 2005, the Company retired $4,562 of property and equipment and the related $4,398 of accumulated depreciation with a net book value of $165.

Revenue and Cost Recognition

Energy sales are recognized when the electricity and natural gas are delivered to the Company’s customers.

Direct energy costs, which are recognized concurrently with related energy sales, include the commodity cost of purchased electricity and natural gas, transportation and transmission costs associated with energy delivery, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Fees and charges from the Independent System Operators (“ISOs”) and the Local Distribution Companies (“LDCs”) are determined by the ISO or LDC based upon each day’s system-wide activities. The Company estimates and accrues for these fees based on activity levels, preliminary settlements and other available information. Final determination and settlement of these charges may take from one to three months and they are adjusted when they become available. The Company’s customers’ billings may also include charges for the transmission and distribution of the commodity for which the utility is ultimately responsible and separately itemized taxes for which the customer is responsible. These amounts are excluded from the Company’s net revenue.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net revenue is comprised of the following:

	Fiscal Years Ended July 31,
	2006	2005	2004

Retail electricity sales	$177,752	$188,316	$205,028
Excess energy sales	7,627	40,061	5,595

Total electricity sales	185,379	228,377	210,623
Retail natural gas sales	61,701	25,476	—

Net revenue	$247,080	$253,853	$210,623

Skipping Stone revenues, after inter-company eliminations, for the fiscal years ended July 31, 2006, 2005 and 2004 were $1,462, $1,927 and $803, respectively, representing less than 1% of total net revenue for each fiscal period.

Sales commission expense payable based on customer billings is recognized in the same period as revenue generated by such billings. Commission expense is recorded in selling and marketing expenses.

Direct customer acquisition costs paid to third parties and directly related to specific new customers are deferred and amortized over the life of the initial customer contract, typically one year.

Major Customer and Suppliers

No individual customer accounted for ten percent or more of the Company’s consolidated net revenue in fiscal 2006, 2005 or 2004.

The Company utilizes a diversified selection of energy suppliers. In fiscal 2006, two suppliers each accounted for 11% of direct energy cost.

Operating Expenses

Selling and marketing expenses consist principally of costs incurred for sales and marketing personnel, commissions and customer acquisition costs paid to third parties and promotional and advertising activities. Advertising costs are expensed as incurred and were $479, $26 and $326 for fiscal 2006, 2005 and 2004, respectively.

General and administrative expenses consist principally of costs incurred for all other corporate personnel, rent, utilities, telecommunications, insurance, legal fees, and other corporate costs including provisions made for uncollectible accounts receivable, the depreciation and amortization of both tangible and intangible assets, and stock-based compensation (see below for details regarding stock-based compensation charges).

In fiscal 2004, the Company decided to classify certain expenses related to the reorganization of the Company into a Delaware holding company structure and initial public listing of Commerce’s common stock on the American Stock Exchange (“reorganization and initial public listing expenses”) in a separately identified category within the selling, general and administrative expense category. The Company has also classified certain non-operating litigation expenses related to capital-raising initiatives during the initial formation of the Company (“initial formation expenses”) in a separately identified category within other income and expenses.

Earnings (Loss) Per Common Share

Loss per common share — Basic has been computed by dividing net loss available to common stockholders, after any preferred stock dividends, by the weighted average number of common shares outstanding during the fiscal year. Loss per common share — Diluted has been computed by giving additional effect in the denominator to the dilution that would have occurred under the treasury stock and if-converted methods, as applicable, had

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding stock options, stock purchase warrants and convertible debt been exercised or converted into additional common shares. For the fiscal years ended 2006, 2005 and 2004, assumed exercises or conversions have been excluded in computing the diluted loss per share since there were net losses for the fiscal years and their inclusion would be anti-dilutive.

Stock-Based Compensation

Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, using the modified prospective application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company recognized a pre-tax (tax effect minimal) charge associated with the expensing of stock options vested for the fiscal year ending July 31, 2006 of $386, which is included in general and administrative expenses.

Pro forma information regarding earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 for fiscal year 2005 and 2004.

The Company did not have an active market for its common stock until July 8, 2004, on which date the Company’s common stock was listed on the American Stock Exchange under the symbol “EGR.” As a result, the value of the Company’s stock-based awards granted to employees and outside directors in fiscal 2004 was estimated using the minimum value method, which does not consider stock price volatility. Stock-based awards granted in fiscal 2006 and 2005 have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS No. 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted under the minimum value method. The estimated fair value for stock options granted during fiscal 2006, 2005 and 2004 was an average of $1.65, $2.43 and $1.92, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the weighted-average assumptions in the table below. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of the grant with maturity dates approximately equal to the expected life at the grant date. The historical stock volatility of the Company’s common stock is used as the basis for the volatility assumption.

	Fiscal Years Ended July 31,
	2006	2005	2004

Weighted-average risk-free interest rate	4.9%	5.0%	4.9%
Average expected life in years	4.9	6.0	6.0
Expected dividends	None	None	None
Volatility	77.2%	82.5%	—

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the fair values of the options granted during fiscal years 2005 and 2004 had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our net loss and loss per common share as follows:

	Fiscal Years Ended July 31,
	2005	2004

Net loss as reported	$(6,114)	$(21,720)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	256	636
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,977)	(1,222)

Pro forma net loss	$(8,835)	$(22,306)

Loss per share:
Basic and diluted — as reported	$(0.20)	$(0.77)

Basic and diluted — pro forma	$(0.29)	$(0.79)

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in highly rated liquid debt instruments with maturities of three months or less. The Company maintains its cash and cash equivalents with highly rated financial institutions, thereby minimizing any associated credit risks.

Accounts Receivable

The Company’s accounts receivable consist of billed and unbilled receivables from customers. The Company’s customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electricity and natural gas delivered to customers as of the end of the period, but not yet billed. Unbilled receivables are estimated by the Company based on the number of units of electricity and natural gas delivered but not yet billed, multiplied by the current customer average sales price per unit.

Credit Risk and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which represents management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, account aging and other currently available evidence (see Note 9).

The Company’s exposure to credit risk concentration is limited primarily to those local utilities that collect and remit receivables, on a daily basis, from the Company’s individually insignificant and geographically dispersed customers within the states of California, Pennsylvania, Michigan, Maryland and New Jersey. The Company regularly monitors the financial condition of each such local utility and currently believes that its susceptibility to any individually significant write-offs as a result of concentrations of customer accounts receivable with those local utilities is remote.

Inventory

Inventory represents natural gas in storage and is stated at the lower of weighted average cost or market.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary timing differences between tax and financial statement reporting. During fiscal year 2004, 2005 and 2006, the Company established valuation allowances to reserve its net deferred tax assets, less possible tax refunds, because management believes it is not certain that the Company will realize the tax benefits in the foreseeable future.

Restricted Cash and Energy Deposits

Cash and cash equivalents which the Company currently cannot access, as they are pledged as collateral for energy purchase obligations or to secure letters of credit for a variety of purposes, are reported as restricted. The Company also has energy deposits pledged as collateral for these purchase obligations. They are classified as current or long-term depending on the duration and nature of the deposit requirement.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. Depreciation of property and equipment has been computed using the straight-line method over estimated economic useful lives of three to five years.

Certain software development and implementation costs to install third party software on significant projects for internal use, consisting of direct internal labor costs and third-party system application development costs, are capitalized. These capitalized costs, once the application is placed in service, are amortized using the straight-line method over estimated economic lives of three to five years.

Goodwill

Goodwill represents the excess of the acquisition cost over the net assets acquired. Skipping Stone was acquired in fiscal 2004 and resulted in $587 of goodwill. The acquisition in fiscal 2005 of certain assets of ACN Utilities, Inc. (“ACN”) (see Note 3), resulted in the recording of $4,214 in goodwill, net of $2,000 in Commerce stock that was not earned.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized but is subject to periodic impairment testing. For the goodwill related to the Skipping Stone and ACN acquisitions, the Company retained independent outside valuation specialists to value the initial intangible assets associated with the acquisitions. The resulting goodwill was reevaluated at the acquisition anniversary’s year end and it was determined that no impairments have occurred. Goodwill related to PEC in fiscal 2004 was assessed for impairment on a quarterly basis, with the resulting reductions charged to expense.

Other Intangible Assets

Direct costs incurred in acquiring intangible assets have been capitalized. Intangible assets represent the Company’s 1-800-Electric telephone number, rights to internet domain names, a covenant not to compete and certain assets acquired as part of the Skipping Stone and ACN acquisitions, including customer list, software and other intangibles. Each intangible asset is being or has been amortized over the shorter of its contractual or estimated economic useful life, which collectively range from two years to indefinite lives, in the case of operating

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licenses. Aggregate amortization expense for these intangible assets was $1,112, $888 and $376 for fiscal 2006, 2005 and 2004, respectively. Other intangible assets are as follows:

		Fiscal Years Ended July 31, 2006
	Useful Life	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net

Customer lists	3 - 15	$2,000	$607	$1,393
Software	2 - 5	1,810	1,214	596
Licenses	Indefinite	923	—	923
Other intangibles	1 - 20	1,828	950	878

		$6,561	$2,771	$3,790

		Fiscal Years Ended July 31, 2005
	Useful Life	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net

Customer lists	3 - 15	$2,000	$244	$1,756
Software	2 - 5	1,810	640	1,170
Licenses	Indefinite	900	—	900
Other intangibles	1 - 20	1,914	775	1,139

		$6,624	$1,659	$4,965

The future aggregate amortization expense for intangibles is as follows:

Fiscal Year Ending July 31,

2007	$754
2008	501
2009	280
2010	204
2011 and beyond	1,128

$2,867

Impairment of Long-Lived Assets

Management evaluates each of the Company’s long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, the net book value is reduced to an amount equal to the estimated future cash flows, on an appropriately discounted basis.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial instruments are reflected in the accompanying consolidated balance sheets at cost considered by management to approximate their fair values due to their very short-term nature.

Segment Reporting

The Company’s chief operating decision makers work together to allocate resources and assess the performance of the Company’s business. These members of senior management currently manage the Company’s business, assess its performance, and allocate its resources as the single operating segment of energy retailing.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the Company acquired Skipping Stone in fiscal 2004, Skipping Stone revenue, net of inter-company eliminations, accounted for less than 1% of total net revenue during fiscal 2006 and 2005, and geographic information is not material.

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

In January 2005, the Company sold two significant electricity forward physical delivery contracts (on a net cash settlement basis) back to the original supplier in connection with a strategic realignment of its customer portfolio in the Pennsylvania electricity market (PJM-ISO), which resulted in a gain of $7,200 in the second quarter of fiscal 2005. As a result of that sale, the normal purchase and normal sale exemption was not utilized for the Pennsylvania market (PJM-ISO) for the period of January, 2005 through August, 2006.

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

As of July 31, 2006, the fair market value of contracts designated as a cash flow hedge totaled $1,454 gain, of which $1,816 gain is included in “Energy and other prepaid expenses and current assets” and $362 loss is included in “Accrued Liabilities” on the Consolidated Balance Sheets. Other Comprehensive Income of $2,271 includes the net gain noted above and a gain of $817 due to designated cash flow hedges. Cash flow hedge amounts reported in Other Comprehensive Income (Loss) will be recognized in earnings as the related forecasted transactions are settled or become probable of not occurring. The Company expects all the gains currently recorded in OCI to be recognized in earnings during the next 12 months. There was no cash flow hedge ineffectiveness related to positions held at the end of the period.

Certain financial derivative instruments (such as swaps, options and futures), designated as economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded in operating income (loss) and as a current or long-term derivative asset or liability. The subsequent changes in the fair value of these contracts may result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy cost in the consolidated statement of operations for each fiscal period. As of July 31, 2006, the mark to market value of economic hedges,

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilized primarily to hedge the Company’s cost of natural gas, was a loss of $1,700. The mark-to-market loss includes the impact of open natural gas contracts which were entered into in December 2005 and accounted for as mark-to-market as a result of ineffective hedging of underlying price exposure. The notional value of these derivatives was $(1,500).

Recent Accounting Standards

SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20 and FASB Statement No. 3 (SFAS 154), applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. No such changes have been made by the Company in fiscal 2006.

In February 2006, the FASB issued SFAS 155, an amendment of FASB Statements No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The Company is currently evaluating the impact SFAS 155 will have on its consolidated financial statements, but does not expect that the impact will be material.

In September 2005, EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, was released. This consensus concludes that an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, as amended, when the transactions are entered into in contemplation of each other. In addition, non-monetary exchanges whereby an entity transfers finished goods inventory in exchange for receipt of raw materials or work-in-process inventory within the same line of business will be recognized at fair value if certain conditions pertaining to fair value determination are met. The consensuses will be applied to new arrangements entered into, or modifications or renewals of existing arrangements, in the first interim or annual reporting period beginning after March 15, 2006.

3.	Acquisition

On February 9, 2005, the Company acquired certain assets of ACN Utility Services, Inc. (“ACN”), a subsidiary of American Communications Network, Inc. (the “Parent”), and its retail electricity and natural gas sales business. ACN sold retail electricity in Texas and Pennsylvania and sold retail natural gas in California, Georgia, Maryland, New York, Ohio and Pennsylvania. The aggregate purchase price was $14,500 in cash and 930 shares of the Company’s common stock, valued at $2,000. In addition, as part of the initial purchase price, the Company was required to fund $2,542 of collateralized letters of credit on the closing date to guarantee our performance to various third parties. The common stock payment was contingent upon meeting certain sales requirements during the year following the acquisition date. These sales requirements were not met and the shares were cancelled in April 2006. As a result, both goodwill and common stock were reduced by $2,000.

The assets acquired included approximately 80 natural gas and electricity residential and small commercial customers, natural gas inventory associated with utility and pipeline storage and transportation agreements and natural gas and electricity supply, scheduling and capacity contracts, software and other infrastructure. No cash or accounts receivables were acquired in the transaction, and none of ACN’s liabilities were assumed. The assets

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased and the operating results generated from the acquisition have been included in the Company’s operations as of February 1, 2005, the effective date of the acquisition.

Immediately following the acquisition, the Company engaged the services of a professional appraiser to assist in determining the value of separately identifiable intangible assets acquired in connection with the acquisition of ACN. The following table presents the results of the valuation:

Category of intangible assets:
Intangible assets subject to amortization:
Customer list	$860
Software	750

Total	$1,610

Intangible asset not subject to amortization:
Licenses	$900

The intangible assets are included in “Other intangible assets” in the accompanying consolidated balance sheet at July 31, 2006 and are being amortized over lives that range from three years to five years (for intangibles subject to amortization) and indefinite for licenses.

The amount of goodwill created as a result of this transaction is summarized as follows:

Purchase price	$16,525
Amount assigned to the net assets acquired	8,209
Amount assigned to intangible assets	2,510

Goodwill created (excluding $408 of acquisition costs)	$5,806

Goodwill was reduced by $2,000 subsequent to the acquisition as discussed above.

4.	Credit Facility

On June 8, 2006, Commerce Energy, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement, or the credit facility, with Wachovia Capital Finance Corporation (Western), as agent, for the lenders, or the Lenders, for up to $50 million. The credit facility provides for issuance of letters of credit and for revolving credit loans which we may use for working capital and general corporate purposes. The obligations incurred under the credit facility are secured by substantially all of our assets. The availability of letters of credit and loans under the credit facility is limited by a calculated borrowing base consisting of the majority of our cash, receivables and natural gas inventories. The credit facility is for a period of three years, and may be continued on a year-to-year basis thereafter. As of July 31, 2006, the Lenders have issued $17,600 in letters of credit in our favor, and there are no borrowings under the credit facility. Generally, outstanding borrowings under the credit facility are priced at a domestic bank rate plus 0.25% or, at our option, LIBOR plus 2.75%. We are also charged letter of credit fees based upon usage. The letter of credit fee is 1.75% per annum if excess availability, as defined in the credit facility, is less than $25,000, and 1.50% if greater. We also pay an unused line fee equal to 0.375% of unutilized credit line. If the monthly average excess availability is less than $15,000, the credit facility requires that we maintain a Fixed Charge Coverage Ratio, as defined in the credit facility, of not less than 1.1 to 1.

The credit facility contains covenants, subject to specific exceptions, restricting Commerce Energy, the Company and their subsidiaries to: (a) incur additional indebtedness; (b) grant certain liens; (c) dispose of certain assets; (d) make certain restricted payments; (e) enter into certain other agreements; and (f) make certain investments. The credit facility also restricts the Company’s ability to pay cash dividends on its common stock and restricts Commerce Energy from making a cash dividend to us without the lenders’ consent. We must also

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintain a minimum of $10,000 of cash collateral at all times and, with the exception of certain acquisitions, we may not make annual capital expenditures in excess of $3,500 without the consent of the Lenders.

On September 20, 2006, the Company and the Lenders entered into a First Amendment to the Loan and Security Agreement and Waiver, (the “Amendment”), through which the Lenders waived prior or existing instances of non-compliance by the Company with covenants contained in the credit facility relating to maintenance of the fixed charge coverage ratio, maintenance of cash collateral, capital expenditures for the fiscal year ended July 31, 2006 and the notification to the Lenders of the grant of certain liens to a natural gas supplier. Through the Amendment, the Lenders also agreed to certain prospective waivers of covenants in the credit facility to enable Commerce Energy to consummate the HESCO acquisition in compliance with the credit facility, including the requirement that all of Commerce Energy’s assets be pledged under the credit facility, the prohibition against the Company agreeing to guarantee any other party’s obligations, the need for Commerce to maintain the original levels of both Excess Availability and Eligible Cash Collateral ($10,000 at all times), each as defined in the credit facility, as of the date of the HESCO acquisition and the requirement that Commerce Energy provide at least 30 days prior written notice of the HESCO acquisition.

On October 26, 2006, the Company, Commerce Energy and the Lenders entered into a Second Amendment to the Loan and Security Agreement and Waiver (the “Second Amendment”) through which the Lenders waived prior or existing instances of non-compliance by Commerce Energy with covenants contained in the credit facility relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability, each as defined in the credit facility. The Lenders also agreed in the Second Amendment (i) to defer prospective compliance with the Fixed Charge Coverage Ratio covenant and (ii) to reduce the minimum amount of Excess Availability that Commerce Energy will be required to maintain for a period of time in the future.

5.	Market and Regulatory

The Company currently serves electricity and gas customers in nine states, operating within the jurisdictional territory of twenty different local utilities. Although regulatory requirements are determined at the individual state, and administered and monitored by the Public Utility Commission, or PUC, of each state, operating rules and rate filings for each utility are unique. Accordingly, the Company generally treats each utility distribution territory as a distinct market. Among other things, tariff filings by local distribution companies, or LDCs, for changes in their allowed billing rate to customers in the markets in which the Company operates, significantly impact the viability of the Company’s sales and marketing plans, and its overall operating and financial results.

Electricity

Currently, the Company actively markets electricity in twelve LDC markets within the six states of California, Pennsylvania, Michigan, Maryland, New Jersey and Texas.

On April 1, 1998, the Company began supplying customers in California with electricity as an Electric Service Provider, or ESP. On September 20, 2001, the California Public Utility Commission, or CPUC, issued a ruling suspending the right of Direct Access, or DA, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, although permitting the Company to keep current direct access customers and to solicit direct access customers served by other ESPs, prohibits the Company from soliciting new non-DA customers indefinitely.

Currently, several important issues are under review by the CPUC, including a Resource Adequacy Requirement and a Renewable Portfolio Standard. Additional costs to serve customers in California are anticipated from these proceedings. However, the CPUC decisions will determine the distribution of those costs across all load serving entities and ultimately financial impact, if any, on the Company.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proposition 80, an initiative on the November 8, 2005 California special election ballot, would have banned electricity customers from buying their power from a supplier other than the electric distribution utilities, except for those already doing so. This initiative was defeated by the state electorate.

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

Natural Gas

Currently, the Company actively markets natural gas in eight LDC markets within the six states of California, Georgia, Maryland, New York, Ohio and Pennsylvania. Due to recent and significant increases in the price of natural gas, a number of LDCs have filed or communicated expectations of filing for approval of rate increases to their customers. These filings are not anticipated to adversely impact the Company’s financial results.

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

6.	Interest Income, Net

Interest income, net of insignificant amount of interest expense, was $1,140, $890 and $549 in fiscal 2006, 2005 and 2004, respectively.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Fiscal Years Ended July 31,
	2006	2005	2004

Current income taxes:
Federal	$—	$74	$(3,623)
State	—	—	95

Total	—	74	(3,528)

Deferred income taxes:
Federal	—	(74)	1,888
State	—	—	623

Total	—	(74)	2,511

Provision for (benefit from) income taxes	$—	$—	$(1,017)

A reconciliation of the federal statutory income tax rates to the Company’s effective income tax rates follows:

	Fiscal Years Ended July 31,
	2006	2005	2004

Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	—	—	2.1
Increase (decrease) in valuation allowance	30.6	38.3	24.4
Permanent item — offering costs	—	—	5.8
Expiration of stock options	—	—	—
Tax-exempt interest	6.2	(3.6)	(0.7)
Other	(1.8)	0.3	(1.1)

Effective income tax rate	—%	—%	(4.5)%

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes were as follows:

	July 31,
	2006	2005

Deferred income tax assets:
Stock options	$586	$344
Reserves and accruals	598	1,026
Net operating loss carryforwards	7,901	4,686
Allowance for doubtful accounts	2,025	2,472
Capital losses	730	730
Unrealized losses	1,056	2,078
AMT tax credit	226	226

Total deferred income tax assets	13,122	11,562
Valuation allowance	(9,578)	(9,391)

Total deferred income tax assets, net	3,544	2,171

Deferred tax liabilities:
Depreciation and amortization	(2,017)	(378)
State income taxes	(946)	(928)
Acquired intangibles	(581)	(865)

Total deferred income tax liabilities	(3,544)	(2,171)

Net deferred income tax asset	$—	$—

A valuation allowance increase equal to the net deferred tax asset, less possible tax refunds, has been provided as management believes it is more likely than not that the Company will not realize the benefits of the remaining net deferred tax asset at July 31, 2006 The effective increase in the valuation allowance for the fiscal year 2006 was $187.

At July 31, 2006 the Company had net operating loss carryforwards of approximately $16,422 and $21,531 for federal and state income tax purposes, respectively, that begin to expire in years 2018 and 2008, respectively. Of these losses, $1,050 of the federal net operating loss carryforwards are subject to an annual limitation due to the “change of ownership” provision of the Tax Reform Act of 1986. As a result of this annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The Company has also incurred capital losses of $1,632 which are available to offset capital gains generated by the Company. These losses begin to expire in year 2009.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Loss Per Common Share

Loss per common share has been computed as follows:

	Fiscal Years Ended July 31,
	2006	2005	2004

Numerator:
Net loss	$(2,239)	$(6,114)	$(21,720)

Net loss — Basic and Diluted	$(2,239)	$(6,114)	$(21,720)

Denominator:
Weighted-average outstanding common shares — Basic and Diluted	30,419	30,946	28,338

For fiscal 2006, 2005 and 2004, there were 7,744, 8,872 and 10,307, respectively, of common shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. For fiscal 2006, 2005 and 2004, assumed in-the-money stock option exercises have been excluded in computing the diluted loss per share as there was a net loss. Their inclusion would reduce the loss per share and be anti-dilutive. If the assumed exercises had been used, fully diluted shares outstanding for fiscal 2006, 2005 and 2004 would have been 30,594, 31,299 and 28,469, respectively.

9.  Accounts Receivable, Net

Accounts receivable, net, is comprised of the following:

	July 31,
	2006	2005

Billed	$21,768	$22,016
Unbilled	13,382	11,325

	35,150	33,341
Less allowance for doubtful accounts	(4,500)	(5,498)

Accounts receivable, net	$30,650	$27,843

The following schedules set forth the activity in the Company’s allowance for doubtful accounts for the reported periods:

	Fiscal Years Ended July 31,
	2006	2005	2004

Balance, beginning of year	$5,498	$3,193	$2,981
Provisions charged to operations	2,813	3,092	2,589
Write-offs	(3,811)	(787)	(2,377)

Balance, end of year	$4,500	$5,498	$3,193

In fiscal 2004, the Company collected $2,234 in past due accounts receivable in the settlement of the PG&E bankruptcy claim that was recorded in net revenue as received.

The Company has granted security interests in its Michigan and Texas accounts receivable as security for payment of energy purchases.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restricted Cash and Energy Deposits

The Company has cash and energy deposits related to outstanding letters of credit or cash deposited as collateral to secure performance under energy purchase contracts as follows:

	July 31,
	2006	2005

Restricted cash investments pledged as collateral for letters of credit to secure the purchase of energy and operating performance	$17,117	$8,222
Energy deposits pledged as collateral to secure the purchase of energy	3,852	11,122

Total restricted cash, cash equivalents and energy deposits	$20,969	$19,344

The Company had $24,053 and $7,827 in outstanding letters of credit at July 31, 2006 and 2005, respectively. (Note 4).

11.	Investments

On April 30, 2004 the Company reached an agreement with its investment manager, Northwest Power Management (“NPM”), to terminate its Summit relationship. As a result of the transaction, the Company no longer retains an equity interest or contractual relationship with Summit, and the Company retained and directly owned the investments in the three portfolio companies previously held by Summit. Under the terms of the termination agreement, the Company retains the entire interest in Encorp, Inc. and Turbocor B.V. previously held by Summit, and retains a portion of the interest in PEC that was previously held by Summit and not distributed to NPM in the settlement. The Company no longer consolidates the financial results of PEC in its financial reports due to a reduction in its ownership percentage, from 75.8% to 39.9%, as part of the agreement. The table below displays the activity for these investment accounts for fiscal 2004 (there was no significant change in these accounts in fiscal 2005 except for the sale of Turbocor as discussed below or in fiscal 2006):

					Direct
	Investment		Provision for	Investment	Ownership
	Basis at	Capital	Impairment	Basis at	Percentage at
	July 31,	Contribution/	and	July 31,	July 31,
Investee	2003	(Losses)	Termination	2004	2004

Encorp	$2,030	$—	$(1,934)	$96	2.3%
Turbocor	3,332	800	(4,132)	—	9.3%

Subtotal	5,362	800	(6,066)	96
PEC	2,752	(1,324)	(1,428)	—	39.9%

Total investments	$8,114	$(524)	$(7,494)	$96

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Property and Equipment, Net

Property and equipment, net, is comprised of the following:

	July 31,
	2006	2005

Information technology equipment, systems and software	$4,965	$4,139
Office furniture and equipment	1,056	1,039
Renewable energy assets	249	249
Leasehold improvements	141	141

	6,411	5,568
Less: accumulated depreciation and amortization	(4,417)	(3,561)

Property and equipment, net	$1,994	$2,007
Projects in progress (primarily technology systems and software)	3,872	—

Total fixed assets	$5,866	$2,007

The Company retired no property and equipment in fiscal 2006.

13.	Accrued Liabilities

Current accrued liabilities are comprised of the following:

	July 31,
	2006	2005

Accrued litigation and legal expense	$1,035	$1,053
Energy taxes payable	688	774
Accrued energy related fees	1,759	1,201
Accrued compensation related expenses	665	1,900
Accrued audit fees	543	369
Other	1,177	1,649

Total accrued liabilities	$5,867	$6,946

14.	Stockholders’ Equity

Restricted Stock

In fiscal 2006, the company granted 603 shares of restricted stock to its employees and directors. These restricted shares vest in accordance with the terms of various written agreements. The total compensation cost recognized in fiscal year 2006 for these stock-based compensation awards was $153.

In April 2004, pursuant to the terms of an employment agreement, the Company granted 150 shares of restricted common stock to its then Chief Financial Officer, which were to vest equally over the first three anniversary dates of employment, beginning April 1, 2005. The Company recorded $288 of deferred stock-based compensation as a result of the restricted stock grant. Total compensation cost recognized in fiscal year ended July 31, 2004 and 2005 for this stock-based employee compensation award was $32 and $256, respectively. The fiscal 2005 expense reflects the acceleration of vesting under the terms of his contract (See Note 15).

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

All sales of Commonwealth’s common stock were made through private placements prior to July 6, 2004. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce Energy and the stockholders of Commonwealth became stockholders of Commerce. As a result of the reorganization, (a) each issued and outstanding share of common stock of Commonwealth was exchanged, subject to exercise of dissenters’ rights by Commonwealth’s stockholders, for a share of Common Stock, par value $0.001 per share, of Commerce Energy (“Common Stock”) and a right to purchase (each, a “Right”) one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of Commerce (“Junior Participating Preferred”) and (b) Commerce assumed Commonwealth’s 1999 Equity Incentive Plan (the “Plan”), all outstanding obligations to issue common stock under the Plan and all outstanding stock options issued outside the Plan. The stockholders of Commerce hold the same relative percentage of Common Stock as they owned of Commonwealth common stock immediately prior to the reorganization, subject to the exercise of dissenters rights which were paid in fiscal 2005.

In July 2004, as part of the reorganization, the Company repurchased 604 shares of common stock for $1,159 from former stockholders of Commonwealth; under the exercise of California law dissenter’s rights.

Prior to July 8, 2004, there was no established public trading market for any class of Commerce Energy’s or Commonwealth’s equity securities. On July 8, 2004, Common Stock began trading on the American Stock Exchange under the symbol “EGR.”

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

Each one one-hundredth of a share of Series A Junior Participating Preferred Stock has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of one share of Common Stock. The Series A Junior Participating Preferred Stock purchasable upon exercise of the rights will not be redeemable. The Series A Junior Participating Preferred Stock rank junior to any other series of the Company’s preferred stock. Each share of Series A Junior Participating Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Series A Junior Participating Preferred Stock would be entitled to a minimum preferential liquidation payment of $20 per share (plus an amount equal to accrued but unpaid dividends), but would be entitled to receive an aggregate payment equal to 100 times the payment made per share of Common Stock. Each share of Series A Junior Participating Preferred Stock will have 100 votes, voting together with the Common Stock. These rights are protected by customary anti-dilution provisions.

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Until the distribution date, or earlier redemption or expiration of the rights, (i) the rights will be evidenced by the stock certificates representing the Common Stock, (ii) no separate right certificates will be distributed and (iii) the rights will be transferable with and only with the Common Stock, (iv) Common Stock certificates will contain a notation incorporating the rights agreement by reference and (v) the surrender or transfer of any certificates for Common Stock, even without such notation or a copy of the summary of rights being attached thereto, will also constitute the transfer of the rights associated with the Common Stock represented by such certificate. As soon as practicable following the distribution date; separate certificates evidencing the rights will be mailed to holders of record of the Common Stock as of the close of business on the distribution date and such separate right certificates alone will evidence the rights.

The purchase price payable and the number of Series A Junior Participating Preferred Stock or other securities or other property issuable upon exercise of the rights are subject to adjustment from time to time to prevent dilution. With certain exceptions, no adjustment in the purchase price will be required until cumulative adjustments require an adjustment of at least 1% in such purchase price. No fractional shares will be issued and in lieu thereof, an adjustment in cash will be made based on the market price of the shares on the last trading day prior to the date of exercise.

If any person or group of affiliated or associated persons becomes the beneficial owner of 15% or more of the outstanding Common Stock, proper provision shall be made so that each holder of a right, other than rights beneficially owned by such acquiring person and its associates and affiliates (which will thereafter be void), will for a 60-day period (or such longer period as necessary to register the Company’s securities) have the right to receive upon exercise that number of shares of Common Stock having a market value equal to two times the exercise price of the right (or, if such number of shares are not and cannot be authorized, the Company may issue cash, debt, other securities or a combination thereof in exchange for the rights).

If the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction have a market value equal to two times the exercise price of the right.

At any time after a person or a group of affiliated or associated persons becomes the beneficial owner of 15% or more of the outstanding Common Stock and prior to the acquisition by such person or a group of affiliated or associated persons of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the rights (other than rights owned by such person or a group of affiliated or associated persons which shall have become void), in whole or in part, at an exchange ratio of one share of Common Stock per right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment. Finally, in the event of any merger, consolidation or other transaction in which Common Stock is exchanged; each share of Series A Junior Participating Preferred Stock will be entitled to receive 100 times the amount of consideration received per share of Common Stock.

At any time prior to the earliest of (i) the day that a person or a group of affiliated or associated persons has become the beneficial owner of 15% or more of the outstanding Common Stock, or (ii) July 1, 2014, the Board of

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.	Stock Options

Stock options granted after December 1999 will expire in January 2007 through 2015.

The Company’s 1999 Equity Incentive Plan (“1999 Plan”), which was approved by the Company’s stockholders, provides for the granting of up to an aggregate of 7,000 shares of Common Stock. In addition, the Company’s Board of Directors has from time to time made individual grants of warrants or options outside the 1999 Plan. In January 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (“SIP”), which provides for the issuance of no more than 1,453 shares of Common Stock. In connection with the adoption of the SIP, the Company has determined not to make any additional awards under the 1999 Plan. At July 31, 2006, the Company had 4,924 and 2,820 stock options unexercised and outstanding that were granted under the 1999 Plan and the SIP, respectively.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity is set forth below:

	Options Outstanding
				Weighted-
				Average
				Fair Value
			Weighted-	of
	Number of	Exercise Price	Average	Common
	Shares	per Share	Exercise Price	Stock

Balance at July 31, 2003	7,689	$0.25 - $3.75	$2.55
Options granted:
Other(1)	3,981	0.05 - 3.75	1.86	$1.94
Options exercised	(102)	0.05 - 2.75	0.26
Options cancelled	(899)	2.75	2.75
Options expired	(362)	1.00 - 3.75	2.81

Balance at July 31, 2004	10,307	0.05 - 3.75	2.26
Options granted:
Other(2)	850	1.92 - 3.50	2.43	$2.43
Options exercised	(102)	0.50 - 1.92	1.92
Options cancelled	(1,881)	1.92 - 2.50	2.18
Options expired	(302)	1.86 - 2.75	2.18

Balance at July 31, 2005	8,872	0.05 - 3.75	2.24
Options granted:
Other(3)	570	1.17 - 1.80	1.65	$1.65
Options exercised	(221)	0.05	.05
Options forfeited	(50)	3.50	3.50
Options expired	(1,427)	1.00 - 2.08	1.91

Balance at July 31, 2006	7,744	$1.00 - $3.75	$2.32

(1)	447 options were granted with exercise prices less than, 2,934 options were granted with exercise prices equal to, and 600 options were granted with exercise prices greater than, the fair value of the Common Stock at respective dates of grant.

(2)	Options were granted with exercise prices greater than the fair value of the Common Stock at respective dates of grant.

(3)	150 options were granted with exercise prices equal to, and 420 options were granted with exercise prices greater than, the fair value of the Common Stock at respective dates of grant.

The weighted average characteristics of stock options outstanding as of July 31, 2006 were as follows:

		Average
	Number of	Remaining		Weighted
	Shares	Contractual	Shares	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercisable	Exercise Price

$1.00 - $1.92	2,634	7.4	2,214	$1.82
$2.08 - $2.08	413	8.4	413	2.08
$2.50 - $3.75	4,697	3.2	4,697	2.63

Total	7,744	4.9	7,324	$2.32

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During July 2005, the Company accelerated the vesting of 1,300 out-of-the-money options to reduce expected future reported expense under the new FASB Statement No. 123R “Share-Based Payments”.

Stock Options Granted to the Company’s Former Chairman and Chief Executive Officer

On April 21, 2005, the Company entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) with director and former Chief Executive Officer, Ian B. Carter. The Settlement Agreement provides for payments to Mr. Carter totaling $3,000. In addition, Mr. Carter retains an option to purchase 2,500 shares of the Common Stock at $2.50 per share. With respect to the retained stock options, the Company has filed a Registration Statement on Form S-8 with the Securities and Exchange Commission relating to the shares of Common Stock which underlie Mr. Carter’s stock options. Under the Settlement Agreement, Mr. Carter and the Company agreed to mutual general releases of all claims that the parties may have against each other and Mr. Carter agreed to relinquish any stock options he had been granted, or claimed to have been granted, in excess of the 2,500 options.

16.	Commitments and Contingencies

Commitments

Employment Contract Commitments

In August 2005, the Company entered into an employment agreement with its then newly appointed Chief Executive Officer, Steven S. Boss. Mr. Boss will receive an annualized base salary of $412, with a target incentive bonus of 50% of base salary. Mr. Boss was granted an option to purchase 300 shares of the Company’s common stock at an exercise price equal to $1.80 per share, with vesting as to 100 shares upon hire and as to 100 shares on each of the first two anniversaries thereafter. Mr. Boss was also granted 200 shares of restricted stock, which vest as to 50 shares on the first anniversary of hire and as to 50 shares upon the achievement of performance targets for fiscal years 2006, 2007 and 2008, respectively. The agreement provides that if Mr. Boss is terminated without cause or if he resigns for good reason, Mr. Boss will be entitled to severance equal to 12 months of his then current base salary payable over a 12-month period, plus 12 months accelerated vesting of outstanding unvested stock options and restricted stock. In the event of a change of control of the Company, Mr. Boss may resign for good reason, as defined under the agreement, within 180 days after the change of control.

In December 2005, the Company entered into an employment agreement with its Chief Financial Officer, Lawrence Clayton, Jr. Mr. Clayton will receive an annualized base salary of $275, with Mr. Clayton being eligible to receive an incentive bonus if the Company reaches certain financial objectives. Mr. Clayton was granted an option to purchase 120 shares of Common Stock at an exercise price equal to $1.80 per share, with vesting as to 40 shares on each of the first three anniversaries after the date of grant. Mr. Clayton was also granted 45 shares of restricted stock, which vest as to 15 shares on each of the first three anniversaries after the date of grant. The agreement provides that, if Mr. Clayton is terminated without cause or if he resigns for good reason, Mr. Clayton will be entitled to severance equal to 12 months of his then current base salary payable over a 6-month period beginning on the six-month anniversary of the termination date, plus 12 months accelerated vesting of outstanding unvested stock options and restricted stock. In the event of a change of control of the Company, Mr. Clayton may resign for good reason, as defined under the agreement, within 180 days after the change of control.

In May 2005, the Company entered into an at-will employment letter agreement (superseding a previous agreement entered into in February 2005), with Thomas L. Ulry, our Senior Vice President of Sales and Marketing. The agreement provided for an annual base salary of $225 and a grant of options to purchase 100,000 shares of our common stock at an exercise price of $3.50 per share, vesting equally over four years. If the Company terminates Mr. Ulry without cause, he would be entitled to six months’ salary. On October 19, 2006 the Company increased Mr. Ulry’s annual base salary from $225,000 to $250,000 effective October 1, 2006 and awarded Mr. Ulry a $25,000 discretionary bonus.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

The Company has entered into a series of electricity supply contracts to purchase electricity covering approximately 78.2% of the customers’ firm load servicing requirements for peak period electricity for fiscal 2007 based on the Company’s forecast. The following is a summary of the Company’s commitments to purchase electric power by state as of July 31, 2006:

	Fiscal Years Ending July 31,
	2008	2007	Total

California	$—	$17,604	$17,604
Pennsylvania and New Jersey	—	9,086	9,086
Texas	2,143	18,071	20,214

Total	$2,143	$44,761	$46,904

For the Michigan market, the Company has entered into several forward energy supply contracts with a major electric power generator to purchase full-requirements, all services product to service the Company’s customer load. These full requirement service contracts include energy and all scheduling costs. The Company’s customers must use within a limited range of the forecasted load or the generator will supply the additional electricity at their current market price plus an additional charge for other services provided. If the Company falls below the allowed range of the forecast, the generator will sell the excess electricity at market and credit us with the proceeds, but will charge us a service fee for the unused electricity.

As the price at which the Company can purchase electric power is fixed during the terms of the contracts. If the price at which the Company can competitively resell this power falls below the contract full-requirements purchase price, the Company would incur related losses.

Operating Leases

The Company leases its facilities as well as certain equipment under operating leases. Certain of these operating leases are non-cancelable and contain rent escalation clauses relating to any increases to real property taxes and maintenance costs. The Company incurred aggregate rent expense under operating leases of $1,255, $1,191, and $931 in fiscal 2006, 2005 and 2004, respectively.

The future aggregate minimum lease payments under operating lease agreements in existence at July 31, 2006 are as follows:

Fiscal Year Ending July 31,

2007	$1,088
2008	954
2009 and after	184

$2,226

Employee Benefit Plan

The Company has a 401(k) retirement plan in which any full time employee may participate. The Company contributes $0.50 for each dollar of employee contribution up to a maximum employer contribution of 3% of each participant’s annual salary. The maximum employer contribution at 3% corresponds to an employee contribution of 6% of annual salary. Such employer contributions totaled $220, $213 and $167 for the fiscal years ending July 31, 2006, 2005 and 2004, respectively.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In January 2006, the Board of Directors approved the Amended and Restated 2005 Employee Stock Purchase Plan (the “ESPP”). The Company implemented the ESPP for the month of July 2006. The ESPP provides for eligible employees to purchase Common Stock through payroll deductions. The ESPP allows employees to elect to purchase Common Stock each month in an amount not to exceed an annual rate of accrual of $25 per calendar year in fair value of Common Stock at the lower of the first or last day’s closing price for each month’s offering period, less a discount of 15%. There are other restrictions and limitations and the ESPP is intended to comply with Section 423 of the Internal Revenue Code, which allows employees to buy Common Stock at a discount on a tax-favored basis. The Company purchases the required shares of stock in the open market and records expense for the difference between the amount contributed by the employees and its cost of the stock.

2006 Stock Incentive Plan

At the 2005 annual meeting of our stockholders, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “SIP”). The principal difference between the SIP and the 1999 Plan relates to the greater flexibility that the SIP provides with respect to the types of awards that can be granted. The 1999 Plan is basically limited to stock option and restricted stock grants, while the SIP allows grants pursuant to a variety of awards, including options, share appreciation rights, restricted shares, restricted share units, deferred share units and performance-based awards in the form of stock appreciation rights, deferred shares and performance units. Since the date of the 2005 annual meeting of our stockholders, no additional awards have been, or will be, made under the 1999 Plan. The SIP provides that no more than 1,453,334 shares of the Company’s common stock may be issued pursuant to Awards under the SIP. The Company has registered the shares of common stock under the SIP on a registration statement on Form S-8 filed with the Securities and Exchange Commission. Awards under the SIP may be made to key employees and directors of the Company or any of its subsidiaries whose participation in the SIP is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors

Regulatory Proceedings

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

Litigation

The current status of previously reported legal proceedings involving the Company is as follows:

On February 24, 2006, American Communications Network, or ACN, had delivered to the Company an arbitration demand claim, alleging that Commerce Energy, Inc. was liable for significant actual, consequential and punitive damages and restitution on a variety of causes of action including anticipatory breach of contract, unjust enrichment, tortuous interference with prospective economic advantage and prima facie tort with respect to alleged future commissions arising after their termination of the Sales Agency Agreement effective February 9, 2006. ACN, Commerce Energy, Inc. and the Company entered into the Sales Agency Agreement in connection with the Company’s purchase of certain assets of ACN and certain of its subsidiaries in February 2005. This claim was delivered via mail to the Company but was not filed with the American Arbitration Association (“AAA”).

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 23, 2006, the Company filed a Demand for Arbitration with the AAA in New York of this dispute with ACN asserting claims for declaratory relief, material breach of contract and breach of the implied covenant of good faith and fair dealing. This Demand for Arbitration seeks compensatory damages in an amount to be determined at the arbitration. On May 4, 2006, ACN filed with the AAA in New York its Demand for Arbitration of this dispute with Commerce Energy, Inc.. In its Demand, ACN alleges claims against Commerce Energy, Inc. for breach of contract and breach of implied duty of good faith and fair dealing, seeking damages and restitution in amounts to be determined at the hearing. The parties are currently in the process of selecting an Arbitration panel to hear this dispute. The parties also have agreed to mediate the merit of this dispute in addition to continuing the arbitration process. Although the Company cannot predict the ultimate outcome of this matter, it intends to pursue these claims vigorously in arbitration and currently believes that no loss accrual is warranted related to this matter.

The Company currently, and from time to time may become, involved in litigation concerning claims arising out of the operations in the normal course of business. The Company is currently not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations or financial position.

17.	Related Party Transactions

During fiscal 2004, the Company engaged Nexus Advisory to assist in the Company’s financial reorganization. The Company paid Nexus Advisory $110 in fiscal 2004 for consulting services. In July 2004, David Barnes, the principal of Nexus Advisory, became the Company’s Vice President of Finance and Investor Relations. The Company did no further business with Nexus Advisory in fiscal 2005, and Mr. Barnes’ employment with the Company terminated in December 2004.

On April 1, 2004, the Company acquired Skipping Stone Inc., an energy consulting and technology firm. Skipping Stone was a privately held company that was principally owned by Peter T. Weigand. Mr. Weigand, who was the Chief Executive Officer of Skipping Stone prior to its acquisition by the Company, became the President of Commonwealth, Commerce Energy and Skipping Stone on April 1, 2004. From 2001 until its acquisition of Skipping Stone, Commonwealth engaged Skipping Stone to perform various consulting services. The consulting services were performed by various employees and independent contractors of Skipping Stone, including Peter T. Weigand and Richard L. Boughrum, who was an independent contractor of Skipping Stone until March 28, 2004. On April 1, 2004, Mr. Boughrum became the Chief Financial Officer of Commonwealth and Commerce Energy. Consulting services performed by Skipping Stone for Commonwealth have included data collection and analysis of market size information, review of energy supply and finance agreements, development of business plans, work plans and definitions of various strategic initiatives and representation of the Company in the implementation of such initiatives. The agreements to perform consulting services were terminable by either party at any time. At the time of the completion of the merger, the only on-going consulting services being performed by Skipping Stone for Commonwealth related to Commonwealth’s preparations in connection with its upcoming required report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Commonwealth paid Skipping Stone an aggregate of approximately $308 in consulting fees and expenses from March 2002 through the acquisition date. Through March 31, 2004, approximately 23% of Skipping Stone’s calendar 2004 revenues had been derived from consulting fees paid by Commonwealth.

The aggregate purchase price for all of the outstanding Skipping Stone securities, which consisted of common stock and vested options, was $3,100 and the assumption of $600 of debt. The purchase price was paid through the issuance of Commonwealth common stock, which was valued at $1.92 per share. Mr. Weigand received 1,088 shares of Commonwealth common stock in the transaction. In addition, other former holders of Skipping Stone common stock received an aggregate of 526 shares of Commonwealth common stock in the transaction.

The Company granted the former holders of Skipping Stone common stock “piggy-back” registration rights with respect to the 1,468 shares of common stock issued to them in the merger. Pursuant to a registration rights

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement dated as of April 1, 2004, the Company agreed to register such shares for resale under the Securities Act in any registration statement filed by Commonwealth with the Securities and Exchange Commission with respect to an offering by Commonwealth for its own account (other than a registration statement on Form S-4 or S-8 or any successor thereto) or for the account of any Commonwealth stockholder. The Company will pay all of the expenses of such registration. The Company also agreed to indemnify and hold harmless each of the former holders of Skipping Stone common stock from and against any liabilities (including attorney fees) arising out of any untrue statement of a material fact contained in any such registration statement, other than with respect to information provided by such stockholders for inclusion in the registration statement. The Company’s obligation to register these shares will terminate only (i) when such shares have been disposed of pursuant to an effective Registration Statement; in the opinion of counsel to the Company; (ii) the entire amount of the shares may be sold in a single sale without any limitation as to volume pursuant to Rule 144 (or any successor provision then in effect) under the Securities Act; or (iii) the shares are sold or distributed by a person not entitled to these registration rights.

Each of the former holders of Skipping Stone common stock, including Mr. Weigand, agreed to place 20% of the Company shares issued to him in the merger in an escrow for a period of six months. The stockholder escrow shares were subject to forfeiture, at $1.92 per share, based upon a two part “true up” calculation, which is defined in the merger agreement. The first part of the calculation is designed to cover a decline in the value of Skipping Stone’s net equity, defined as the difference between the total assets minus the total liabilities, from December 31, 2003 to April 1, 2004, the effective time of the merger. The second part of the calculation was intended to verify that as of six months from the effective time all assets were to have been collected, amortized or realized as cash and no other liabilities were to have been accrued or paid by Skipping Stone or Commonwealth after the effective time. The stockholder escrow shares continue to be held in escrow pending resolution of the “true-up” calculation.

In addition, each of the former holders of Skipping Stone common stock, including Mr. Weigand, agreed to place an additional 10% of the Commonwealth shares issued to him in the merger in an escrow for a period of eighteen months in the case of Mr. Weigand, and twelve months in the case of the other three former holders of Skipping Stone common stock. All the retention shares were released in connection with the settlement with Mr. Weigand in October 2005.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (Unaudited)

The following is the Company’s quarterly financial information for fiscal 2006, 2005 and 2004.

	Fiscal Year	July 31	April 30	January 31	October 31

Year ended July 31, 2006:
Net revenue	$247,080	$52,303	$57,755	$72,654	$64,368
Direct energy costs	218,289	43,625	49,643	68,892	56,128

Gross profit	28,791	8,678	8,112	3,762	8,240
Net income (loss)	(2,239)	651	1,002	(4,112)	220
Net income (loss) per common share:
Basic and diluted	(0.07)	0.02	0.03	(0.13)	0.01
Year ended July 31, 2005:
Net revenue	$253,853	$65,831	$68,478	$61,048	$58,496
Direct energy costs	225,671	60,930	60,767	52,639	51,335

Gross profit	28,182	4,901	7,711	8,409	7,161
Net loss	(6,114)	(2,405)	(1,319)	(2,342)	(48)
Net loss per common share:
Basic and diluted	(0.20)	(0.08)	(0.04)	(0.08)	(0.00)
Year ended July 31, 2004:
Net revenue	$210,623	$56,668	$48,521	$47,038	$58,396
Direct energy costs	191,180	50,523	42,799	43,783	54,075

Gross profit	19,443	6,145	5,722	3,255	4,321
Net loss	(21,720)	(7,351)	(5,594)	(7,653)	(1,122)
Net loss per common share:
Basic and diluted	(0.77)	(0.25)	(0.20)	(0.28)	(0.04)

19.	Subsequent Events

HESCO Asset Acquisition

On September 20, 2006, our wholly-owned subsidiary, Commerce Energy, Inc. (“Commerce”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Houston Energy Services Company, L.L.C. (“HESCO”), a Texas limited liability company, pursuant to which Commerce acquired certain assets of HESCO (the “HESCO Assets”), consisting of contracts with end-users for the sale of natural gas in California, Florida, Nevada, Kentucky and Texas and related assets and liabilities (the “HESCO Acquisition”).

Pursuant to the Asset Purchase Agreement, Commerce acquired the HESCO Assets for approximately $4 million in cash. The Asset Purchase Agreement contained customary representations and warranties and customary post-closing covenants, including indemnification obligations.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Reorganization, by and among American Energy Group, Inc., CEC Acquisition Corp. and Commonwealth Energy Corporation, previously filed with the Commission on July 6, 2004 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
2.2	Agreement and Plan of Merger dated March 29, 2004 by and among Commonwealth Energy Corporation, Skipping Stone Acquisition Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock previously filed with the Commission on April 5, 2004 as Exhibit 2.2 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
2.3	Asset Purchase Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc. and, as to certain sections thereof only, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K filed and incorporated herein by reference.
2.4	Transition Services Agreement dated as of February 9, 2005 by and between American Communications Network, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on February 10, 2005 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.5	Sales Agency Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.6	Escrow Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc., Commerce Energy Group, Inc., American Communications Network, Inc. and Computershare Trust Company, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the Commission on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the Commission on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the Commission on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian B. Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000, previously filed with the Commission on August 9, 2001 as Exhibit 10.12 to Commonwealth Energy Corporation’s Registration Statement on Form 10 and incorporated herein by reference.
10.2	Consent and Waiver Agreement dated March 12, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.

Exhibit	Description

10.3	Second Amendment to Employment Agreement dated March 16, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.2 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on November 14, 2001 as Exhibit 10.15 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.5	Amendment to Employment Agreement dated March 31, 2004 between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on April 5, 2004 as Exhibit 10.5 to Amendment No. 3 to Commerce Energy Group’s Registration Statement on Form S-4 and incorporated herein by reference.
10.6	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.7	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.8	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation’s Registration Statement on Form S-8 and incorporated herein by reference.
10.9	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on November 15, 2004 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.10	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation, previously filed with the Commission on April 5, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.11	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation, previously filed with the Commission on March 16, 2004 as Exhibit 10.3 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004 and incorporated herein by reference.
10.12	Settlement Agreement and Release dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.12 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.13	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.13 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.14	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.14 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.15	Stock Option Agreement dated as of July 8, 1999 between Ian B. Carter and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.15 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.16	Indemnification Agreement dated as of January 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.16 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description

10.17	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.17 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.18	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.19	Executive Employment Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.20	Stock Option Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.21	Restricted Stock Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.22	Indemnification Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.23	Agreement for Consulting Services dated as of August 1, 2005 between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report filed on Form 8-K and incorporated herein by reference.
10.24	Extension of Agreement for Consulting Services between Commerce Energy Group, Inc. and Lawrence Clayton, Jr. dated as of September 29, 2005, previously filed with the Commission on September 30, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.25	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Peter Weigand, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.26	Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.27	Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on February 1, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.28	Summary of Commerce Energy Group, Inc. Management Bonus Program for 2005, previously filed with the Commission on March 1, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.29	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated February 28, 2005, previously filed with the Commission on March 7, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.30	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated May 31, 2005, previously filed with the Commission on October 31, 2005 as Exhibit 10.30 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.31	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the May 31, 2005 Employment Offer Letter Agreement, previously filed with the Commission on October 31, 2005 as Exhibit 10.31 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description

10.32	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.33	Stock Option Agreement dated April 29, 2005 by and between Ian B. Carter and Commerce Energy Group, Inc., previously filed with the Commission on October 31, 2005 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.34	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Richard L. Boughrum, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.35	Settlement Agreement and General Release dated November 17, 2005 by and among Peter Weigand, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.36	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.37	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.38	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.39	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.40	Amendment No. 1 to Agreement Not to Compete dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.41	Agreement and Release dated November 17, 2005, by and among, Commerce Energy Group, Inc., Commerce Energy, Inc., Paul, Hastings, Janofsky & Walker LLP, Eric Alam, Bruno Kvetinskas, Greg Lander and Peter Weigand, previously filed with the Commission on November 23, 2006 as Exhibit 99.7 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.42	Settlement Agreement and General Release dated November 17, 2005 by and among Richard L. Boughrum, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2006 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.43	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2006 as Exhibit 99.9 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.44	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2006 as Exhibit 99.10 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.45	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2006 as Exhibit 99.11 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.46	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2006 as Exhibit 99.12 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.47	Settlement Agreement and General Release dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Eric Alam, previously filed with the Commission on November 23, 2006 as Exhibit 99.13 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.48	Settlement Agreement and General Release dated December 23, 2004 by and among Commerce Energy Group, Inc., Commonwealth Energy Corporation, Ian Carter, Robert Perkins, Brad Gates, Joseph P. Saline, Patricia E. Saline and Joseph Ogundiji, previously filed with the Commission on December 27, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.49	Employment Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.50	Stock Option Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.51	Restricted Stock Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.52	Indemnification Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.53	Settlement Agreement and General Release by and among Andrew V. Coppola, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.54	Commerce Energy Group, Inc. Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.55	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 27, 2006, previously filed with the Commission on February 1, 2006 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.56	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective March 10, 2006, previously filed with the Commission on March 16, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the period ending January 31, 2006 and incorporated herein by reference.
10.57	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective May 12, 2006, previously filed with the Commission on May 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.58	Form of Subscription Agreement for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.7 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.59	Form of Notice of Withdrawal for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.8 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.60	Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on February 1, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.61	Form of a Stock Option Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.10 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.62	Form of a Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.11 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.63	Form of a Restricted Share Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.12 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.64	Form of a Restricted Share Unit Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.14 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.65	Form of a SAR Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.15 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.66	Form of Performance Unit and Performance Stock Award pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.16 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.67	Form of Deferral Election Agreement for Deferred Share Units to the Commerce Energy Group, Inc. pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.17 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.68	Amended and Restated Form of Non-Qualified Stock Option Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on May 18, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.69	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.13 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) filed with the Commission on April 20, 2006 and incorporated herein by reference.
10.70	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, Initial Grant, previously filed with the Commission on May 18, 2006 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
Other Material Contracts
10.71	Retention Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc., Peter Weigand, Greg Lander, Eric Alam and Bruno Kvetinskas, previously filed with the Commission on April 5, 2004 as Exhibit 2.4 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.72	Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone Inc. common stock dated March 29, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.73	Agreement Not To Compete by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand dated April 1, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.6 to Amendment No. 3 Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.

Exhibit	Description

10.74	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001, previously filed with the Commission on November 14, 2001 as Exhibit 10.6 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.75	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, previously filed with the Commission on April 3, 2002 as Exhibit 10.19 to Amendment No. 2 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.76	Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.25 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.77	Restructuring and Termination of Membership Agreement dated as of April 30, 2004 by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc., previously filed with the Commission on June 14, 2004 as Exhibit 10.5 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.78	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K for the year ended July 31, 2002 and incorporated herein by reference.
10.79	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004, as Exhibit 10.20 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.80	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.21 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.81	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated March 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.22 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.82	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated July 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.83	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading, previously filed with the Commission on November 15, 2004 as Exhibit 10.32 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.84	Revised Operating Agreement dated October 27, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.85	Loan and Security Agreement by and among Commerce Energy, Inc., as Borrower, and Commerce Energy Group, Inc., as Guarantor, and Wachovia Capital Finance Corporation (Western), as Agent, and the Lenders From Time to Time Party Thereto, as Lenders, dated June 8, 2006, previously filed with the Commission on June 12, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.86	Guaranty dated June 8, 2006 by Commerce Energy Group, Inc., as Guarantor, to Wachovia Capital Finance Corporation (Western), as Agent, previously filed with the Commission on June 12, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.87	First Amendment to Loan and Security Agreement and Waiver dated September 20, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.88	Asset Purchase Agreement dated September 20, 2006 between Houston Energy Services Company, L.L.C. and Commerce Energy, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.89	Transition Services Agreement dated September 20, 2006 among Commerce Energy, Inc. and Houston Energy Services Company, L.L.C., previously filed with the Commission on September 26, 2006 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.90	Guaranty Agreement dated September 20, 2006 among Commerce Energy, Inc., Thomas L. Goudie, James Bujnoch, Jr., Gary Hollowell, Dustin Roach, Steve Loy and Arnold Perez, previously filed with the Commission on September 26, 2006 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.91	Second Amendment to Loan and Security Agreement and Waiver dated October 26, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc.
14.1	Commerce Energy Group, Inc. Code of Business Conduct and Ethics, previously filed with the Commission on November 15, 2005 as Exhibit 14.1 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Hein & Associates LLP, independent registered public accounting firm.
23.2	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.