Form 10-K/A
period 2006-07-31
COMMERCE ENERGY GROUP, INC.
filed 2006-12-12
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Commerce Energy Group, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended July 31, 2006 with the Securities and Exchange Commission (the “SEC”) on October 30, 2006 (the “Original Filing”). The Company is filing this Amendment No. 1 to the Original Filing to make the following corrections: Item 8 of Part II of the Original Filing has been amended to (i) supplement Footnotes 2 and 14 to the Notes to Consolidated Financial Statements with additional information relating to compensation costs relating to non-vested restricted stock and outstanding stock options and (ii) add an internal cross reference to the footer of pages F-3 through F-6 of the financial statement footnotes; Item 10 of Part III of the Original Filing has been amended to correct the number of authorized directors; Item 11 of Part III of the Original Filing has been amended to correct entries to the Summary Compensation Table related to Steven S. Boss and Thomas L. Ulry, to correct entries to the Option Exercise Table, to add clarifying sentences to the description of the employment agreements and severance arrangements related to Messrs. Weigand and Boughrum and to supplement the disclosure relating to Mr. Clayton’s employment agreement; Item 12 of Part III has been amended to correct certain of the share amounts in the Beneficial Ownership Table; Item 13 of Part III has been amended to add three transactions which were previously disclosed in the Company’s Proxy Statement dated December 16, 2005 filed with the SEC on December 19, 2005; and Item 15 of Part IV and the Exhibit Index have been amended to correct certain inadvertent typographical errors.

For the convenience of the reader, this Annual Report on Form 10-K/A (Amendment No. 1) sets forth the entire Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 2006, as amended. However, as noted above, this Annual Report on Form 10-K/A (Amendment No. 1) amends only Item 8 of Part II, Items 10, 11, 12, and 13 of Part III, Item 15 of Part IV and the Exhibit Index. The other Items to the Original Filing have not been amended. No information in this Annual Report on Form 10-K/A (Amendment No. 1) has been updated to reflect any subsequent events occurring since the date of the Original Filing. Accordingly, this Annual Report on Form 10-K/A (Amendment No. 1) should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the filing date of the Original Filing. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of the Original Filing. All references in this Annual Report on Form 10-K/A (Amendment No. 1) to “this Annual Report on Form 10-K” shall mean “this Annual Report on Form 10-K/A (Amendment No. 1)”.

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

Commerce operates through its two wholly-owned subsidiaries, Commerce Energy, Inc. and Skipping Stone Inc. Commerce Energy, Inc., or Commerce Energy, formerly Commonwealth Energy Corporation doing business as “electricAmerica”, is licensed by the Federal Energy Regulatory Commission, or FERC, and by state regulatory agencies as an unregulated retail marketer of natural gas and electricity. As of July 31, 2006 we provided natural gas and electricity to approximately 137,000 residential, commercial, industrial and institutional customers in nine states. Skipping Stone Inc., or Skipping Stone, provides energy-related consulting and technologies to utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and financial institutions.

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

Name and Position	Age	Principal Occupation and Other Information

Steven S. Boss Chief Executive Officer and Director	60	Mr. Boss was appointed to the Board of Directors in July 2005 and appointed Chief Executive Officer of Commerce Energy Group, Inc. in August 2005. Since August 2005, Mr. Boss also has served as a director and President of Commerce Energy, Inc., a director and Chief Executive Officer of Skipping Stone Inc. Each of Commerce Energy, Inc., Skipping Stone Inc. and Utilihost, Inc. are wholly-owned subsidiaries of Commerce Energy Group, Inc. From 2003 to August 2005, Mr. Boss was an attorney in private practice specializing in the representation of energy companies and commercial energy users. From 2000 to 2003, Mr. Boss served as president of Energy Buyers Network, LLC, an energy consulting firm that provided regulatory representation and structured direct access energy transactions for commercial energy users. From 1999 to 2000, he served as president of both Sierra Pacific Energy Company and Nevada Power Services, non-regulated energy services operating subsidiaries of Sierra Pacific Resources. Prior to that, Mr. Boss served in various legal and senior management positions in a number of energy companies and practiced law in private practice. From 1984 to 1992, Mr. Boss served as president and chief executive officer of Sunrise Energy Services, Inc., an independent natural gas marketing company with shares listed on the American and London Stock Exchanges. Mr. Boss received a Bachelor of Science in Aerospace Engineering from the University of Texas and a Juris Doctor from the University of Southern California. He has been a member of the State Bar of California since 1974.
Lawrence Clayton, Jr. Senior Vice President, Chief Financial Officer and Secretary	53	Mr. Clayton was appointed Interim Chief Financial Officer and Secretary of Commerce Energy Group, Inc. in August 2005 and in December 2005 was appointed Chief Financial Officer and Secretary of the Corporation. Since January 2006, Mr. Clayton has served as a director and Chief Financial Officer, Treasurer and Secretary of Commerce Energy, Inc. and as director, Chief Financial Officer, Treasurer and Secretary of Skipping Stone Inc. From March 2004 to August 2005, Mr. Clayton was a principal of The Practice Advisory Group, a private

Name and Position	Age	Principal Occupation and Other Information

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

The financial statement information, including the reports of the independent registered public accounting firms, required by this Item 8 is set forth on pages F-1 to F-32 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth on page F-32 (Note 18 to the Notes to Consolidated Financial Statements) of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

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

Information About Our Directors

Our Certificate of Incorporation and Bylaws provide for a “classified” Board of Directors. The number of authorized directors is currently six. At present, there are two Class I directors, whose terms expire at the annual meeting of stockholders to be held after the completion of fiscal 2007; two Class II directors, whose terms expire at the Company’s annual meeting of stockholders to be held after the completion of fiscal 2008; and two Class III directors, whose terms expire at the upcoming annual meeting of stockholders to be held after the completion of fiscal 2006. The following table sets forth information regarding our directors, including their ages as of October 13, 2006, and business experience during the past five years. Each of our directors has served continuously as one of our directors since the date indicated in his biography below.

Name and Position	Age	Principal Occupation and Other Information

Class I Directors
Steven S. Boss	60	Mr. Boss was appointed to the Board of Directors on July 22, 2005 and appointed Chief Executive Officer of Commerce Energy Group, Inc. in August 2005. Since August 2005, Mr. Boss has also served as a director and President of Commerce Energy, Inc., and as a director and the Chief Executive Officer of Skipping Stone Inc. From 2003 to August 2005, Mr. Boss was an attorney in private practice specializing in the representation of energy companies and commercial energy users. From 2000 to 2003, Mr. Boss served as president of Energy Buyers Network, LLC, an energy consulting firm that provided regulatory representation and structured direct access energy transactions for commercial energy users. From 1999 to 2000, he served as president of both Sierra Pacific Energy Company and Nevada Power Services, non-regulated energy services operating subsidiaries of Sierra Pacific Resources. Prior to that, Mr. Boss served in various legal and senior management positions in a number of energy companies and practiced law in private practice. From 1984 to 1992, Mr. Boss served as president and chief executive officer of Sunrise Energy Services, Inc., an independent natural gas marketing company with shares listed on the American and London Stock Exchanges. Mr. Boss received a Bachelor of Science in Aerospace Engineering from the University of Texas and a Juris Doctor from the University of Southern California. He has been a member of the State Bar of California since 1974.
Gary J. Hessenauer	51	Mr. Hessenauer has served as a director of Commerce Energy Group, Inc. since August 29, 2005. Mr. Hessenauer is a member of the Compensation Committee and serves as the Chair of the Strategic Opportunities Committee of the Board. Since 2003, Mr. Hessenauer has been an investor and advisor to early stage companies. From 2002 to 2003, Mr. Hessenauer served as President and Chief Executive Officer of Sixth Dimension, an energy technology company that developed solutions for real-time monitoring and control of dispersed energy assets. From 2000 to 2001, he served as Senior Vice President of Sempra Energy Solutions, a retail energy services provider that also provided non-regulated energy marketing and trading services. Sempra Energy Solutions was a subsidiary of Sempra Energy, a large distributor of natural gas and electricity that is listed on the New York Stock Exchange. Prior to that, he served in management positions with a number of public and private companies. These positions included Vice President, Marketing and Sales for the retail energy services subsidiary of Edison International from 1996 to 1997 and Corporate Area General Manager of multiple business unit development operations for the General Electric Company from 1988 to 1994 and Regional Sales Manager for General Electric Company’s Electrical Distribution and Control business unit from 1984 to 1987. Mr. Hessenauer holds a Bachelor of Science Degree in Mechanical Engineering from the United States Naval Academy and completed Stanford University’s executive business program.

Name and Position	Age	Principal Occupation and Other Information

Class II Directors
Mark S. Juergensen	46	Mr. Juergensen has served as a director of Commerce Energy Group, Inc. since December 2003. Mr. Juergensen is a member of the Audit, Compensation, and Strategic Opportunities Committees of the Board and is the Chair of the Nominating and Corporate Governance Committee. He also has served as a director of Commerce Energy, Inc. from May 2003 to August 2005 and as a director of Skipping Stone Inc. and Utilihost, Inc. from August 2005 to January 2006. Mr. Juergensen has served as Vice President of Sales and Marketing for Predict Power, an energy solution software company he co-founded, since May 2000. Mr. Juergensen also is a director of Sterling Energy International, Inc., a private management service company in the power generation industry, and an investor and advisor to various early-stage technology and energy companies. From February 1995 to June 2000, he served in multiple leadership positions, including as a Commercial Manager, for Solar Turbines, Caterpillar’s gas turbine division. From February 1992 to February 1995, he served as Director of Management Services for Sterling Energy International, a power generation management consulting firm he co-founded. Mr. Juergensen received a Bachelor of Science degree in Electrical Engineering from the University of Southern California.
Charles E. Bayless	63	Mr. Bayless has served as a director of Commerce Energy Group, Inc. since July 2004. Mr. Bayless is a member of the Audit and Nominating and Corporate Governance Committees of the Board. Mr. Bayless has been the President of the West Virginia University Institute of Technology since April 2005. Mr. Bayless held the position of Chief Executive Officer and President of Illinova and Illinois Power from July 1998 until September 1999 and served as Chairman of Illinova and Illinois Power from August 1998 until his retirement in December 1999. Prior to that, he was Chairman, President and Chief Executive Officer of Tucson Electric Power. Mr. Bayless served as a Director of Illinova and Illinois Power from 1998 until the closing of the merger with Dynegy Inc. in February 2000, and served as a director of Dynegy Inc. from February 2000 until May 2006. Mr. Bayless received his Bachelor of Science degree in Electrical Engineering from West Virginia Institute of Technology. He earned a Master of Science degree in Electrical Engineering with a focus in Power Engineering, and in 1972 received his law degree, both from West Virginia University. Mr. Bayless also holds an MBA degree from the Graduate School of Business Administration at the University of Michigan.

Name and Position	Age	Principal Occupation and Other Information

Class III Directors
Dennis R. Leibel	62	Mr. Leibel has served as a director of Commerce Energy Group, Inc. since December 2005. Mr. Leibel is a member of the Audit and Strategic Opportunities Committees of the Board and is the Chair of the Compensation Committee. Mr. Leibel served as a founding partner of Esquire Associates LLC, a financial consulting business since 1998. Mr. Leibel is also a private investor and a retired financial and legal executive. Mr. Leibel has served on the board of directors of Microsemi Corporation since May 2002 and as its Chairman since July 2004. Mr. Leibel has served on the board of directors of DPAC Corporation since February 2006 and chairs their audit committee. Mr. Leibel holds a Bachelor of Science degree in accounting from Brooklyn College, a Juris Doctor degree from Brooklyn Law School and an LL.M. degree in taxation from Boston University School of Law.
Robert C. Perkins	67	Mr. Perkins has been the Chairman of the Board of Directors of Commerce Energy Group, Inc. since May 2005. Mr. Perkins has served as a director of Commerce Energy Group, Inc. since December 2003 and was a director of Commonwealth Energy Corporation from 1999 to January 2006. Mr. Perkins is a member of the Compensation, Nominating and Corporate Governance and Strategic Opportunities Committees of the Board and is the Chair of the Audit Committee. Mr. Perkins has served as Chairman and Chief Executive Officer of Hospital Management Services, a provider of financial and management consulting services to hospitals and similar institutions since June 1969. Mr. Perkins received his Bachelor of Science degree in accounting from Bob Jones University.

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

					Long Term Compensation
					Awards				Payouts
							Securities
	Annual Compensation				Restricted		Underlying
	Fiscal			Other Annual	Stock		Options/		LTIP	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(6)	Award(s)		SARs		Payouts	Compensation

Steven S. Boss(1)	2006	$405,001	—	—	$300,000	(7)	300,000		—	—
Chief Executive Officer	2005	—	—	—	—		50,000	(9)	—	$1,889	(10)
	2004	—	—	—	—		—		—	—
Lawrence Clayton, Jr.(2)	2006	$176,960	—	—	$72,000	(7)	120,000		—	—
Chief Financial Officer	2005	—	—	—	—		—		—	—
	2004	—	—	—	—		—		—	—
Thomas L. Ulry(3)	2006	$227,476	$25,000	—	$45,600	(7)	—		—	—
Sr. VP, Sales &	2005	$83,462	—	—	—		100,000		—	—
Marketing	2004	—	—	—	—		—		—	—
Peter T. Weigand(4)	2006	$127,752	—	—	—		—		—	$566,667	(11)
Former President	2005	$400,000	—	—	—		600,000		—	—
	2004	$130,769	—	—	—		—		—	—
Richard L. Boughrum(5)	2006	$121,215	—	—	—		—		—	$499,874	(11)
Former Chief Financial	2005	$350,000	—	—	—		—		—	—
Officer, Senior Vice	2004	$114,423	—	—	$288,000	(8)	500,000		—	—
President and Secretary

(1)	Mr. Boss was appointed Chief Executive Officer of the Company on August 1, 2005.

(2)	Mr. Clayton was appointed interim Chief Financial Officer and Secretary of the Company on August 4, 2005 and became the Chief Financial Officer and Secretary of the Company effective December 1, 2005.

(3)	Mr. Ulry was appointed Senior Vice President, Sales and Operations on March 1, 2005.

(4)	Mr. Weigand joined the Company on April 1, 2004 and served as the Company’s President until October 8, 2005.

(5)	Mr. Boughrum joined the Company on April 1, 2004 and served as the Company’s Senior Vice President and Chief Financial Officer until October 8, 2005.

(6)	The aggregate amount of perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of the Named Executive Officer for the periods covered.

(7)	The Restricted Stock Awards value was calculated using the closing market price on the date of the award. Mr. Boss was issued 200,000 shares of restricted stock valued at $1.50 per share, Mr. Clayton was issued 45,000 shares of restricted stock valued at $1.60 per share and Mr. Ulry was issued 40,000 of restricted stock valued at $1.14 per share.

(8)	Represents the value on the date of grant of 150,000 shares of restricted stock awarded to Mr. Boughrum, based upon an estimated valuation of $1.92 per share of common stock as of the date the restricted stock was awarded. There was no market value for our common stock prior to our public listing on the AMEX in July 2004. This valuation was made by our Board of Directors for accounting and financial reporting purposes and does not reflect actual transactions. In October 2005, as a result of the termination of Mr. Boughrum’s employment, without cause, all 150,000 shares of restricted stock became fully vested.

(9)	Prior to being appointed the Chief Executive Officer of the Company on August 1, 2005, Mr. Boss served as a non-employee director of the Company. In connection with his appointment as a director on July 22, 2005, Mr. Boss was granted an option to purchase 50,000 shares of common stock pursuant to the non-employee directors’ compensation policy in effect at the time.

(10)	Represents compensation paid to Mr. Boss as a non-employee director.

(11)	Represent severance payments made to Mr. Weigand and Mr. Boughrum pursuant to settlement agreements dated November 17, 2005.

Stock Options

Stock Option Grants

The following table shows stock option grants to the Named Executive Officers during fiscal 2006.

Option/SAR Grants in Last Fiscal Year

Potential
Realizable Value at
Assumed Annual
Rates of Stock Price
Appreciation
Individual Grants					for Option Term(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Percentage
of Total
	Number of	Options/SARs
	Securities	Granted to
	Underlying	Employees	Exercise
	Options/SARs	in Fiscal	or Base
	Granted	Year	Price	Expiration
Name	(#)(1)	(%)(2)	($/Sh)(3)	Date	5% ($)	10% ($)

Steven S. Boss	300,000	62.5%	$1.80	8/01/2015	$156,090	$426,248
Lawrence Clayton, Jr.	120,000	37.5%	$1.68	12/01/2015	$81,654	$243,749
Thomas L. Ulry	—	—	—	—	—	—
Peter T. Weigand	—	—	—	—	—	—
Richard L. Boughrum	—	—	—	—	—	—

(1)	Options were granted on August 1, 2005 to Mr. Boss pursuant to an Employment Agreement dated August 1, 2005 between Mr. Boss and the Company. Mr. Boss’s options have an exercise price equal to $1.80 per share, with vesting as to 100,000 shares upon hire and as to 100,000 shares on each of the first two anniversaries thereafter. Options were granted on December 1, 2005 to Mr. Clayton pursuant to an Employment Agreement dated December 1, 2005 between Mr. Clayton and the Company. Mr. Clayton’s options have an exercise price equal to $1.68 per share, with vesting in equal amounts on each of the first three anniversaries of the date of the grant. Mr. Boss’s and Mr. Clayton’s options expire on or prior to the ten year anniversary of the date of grant.

(2)	Based on an aggregate of 420,000 options granted to all employees during fiscal 2006.

(3)	All options were granted at an exercise price equal to the cash value of the Company’s common stock on the date of grant, determined by dividing (a) the sum of the Company’s cash, restricted cash and deposits by (b) the number of shares of common stock outstanding, in each case as reported in the Company’s most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, a price higher than the fair market value on the date of grant.

(4)	The Company is required by the SEC to use 5% and 10% assumed annualized rate of appreciation over the ten year option term. This does not represent the Company’s estimate or projection of the future common stock price. If the common stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

Option Exercises/Fiscal Year End Value.

The following table shows stock option exercises by the Named Executive Officers during fiscal 2006 and the value of unexercised stock options held by the Named Executive Officers during fiscal 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

					Value of Unexercised
					In-the-Money
			Number of Securities		Options/SARs at Fiscal
	Shares Acquired	Value	Underlying Unexercised		Year-End
	on Exercise	Realized	Options/SARs at		($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven S. Boss	—	$—	250,000	100,000	$—	—
Lawrence Clayton, Jr.	—	—	40,000	80,000	—	—
Thomas L. Ulry	—	—	100,000	—	—	—
Peter Weigand	—	—	—		—	—
Richard L. Boughrum	—	—	—		—	—

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

On December 1, 2005, we entered into an employment agreement with Mr. Clayton as the Company’s Chief Financial Officer. Under the terms of the employment agreement, Mr. Clayton will receive an annual base salary of $275,000 and will be eligible to receive an incentive bonus for the fiscal 2006 if the Company reaches financial objectives determined by the Board. For fiscal 2007 and each fiscal year thereafter, Mr. Clayton will participate in an incentive bonus program to be established by the Company as part of a comprehensive executive incentive bonus plan. In addition, on December 1, 2005 (a) pursuant to the terms of the employment agreement and the stock option agreement, we granted to Mr. Clayton an option to purchase 120,000 shares of our common stock, which option will vest in equal amounts on each of the first three anniversaries of the date of the grant; and (b) pursuant to the terms of the employment agreement and the restricted stock agreement, we issued to Mr. Clayton 45,000 shares of restricted common stock of the Company, subject to a Company repurchase right which will lapse as to one third of the restricted shares on the first anniversary of the date of issuance and as to one third of the restricted shares on each of the next two fiscal years based upon the achievement of performance targets. Mr. Clayton also is entitled to reimbursement of actual relocation expenses not to exceed $100,000. The employment agreement has no specific term and is subject to termination by either the Company or Mr. Clayton without cause upon 60 days written notice.

The employment agreement provides that if Mr. Clayton’s employment is terminated by the Company without cause or if he resigns for good reason, as defined in the agreement, Mr. Clayton will be entitled to severance, as long as Mr. Clayton does not accept other employment, equal to 12 months base salary, payable in six equal installments commencing on the first business day after six months from the date of the termination, or the severance period, plus reimbursement of the cost of continuation coverage under COBRA for 12 months and 12 months accelerated vesting of outstanding options and restricted stock. In the event of a change of control of the Company, as defined in the employment agreement, Mr. Clayton may resign for good reason within 180 days after the change of control.

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

On August 4, 2005, our Board of Directors decided to terminate without cause the employment of Mr. Weigand. In accordance with the terms of his employment agreement, the termination of Mr. Weigand’s employment became effective on October 8, 2005. On October 8, 2005, Mr. Weigand entered into an Agreement Not to Engage in Prohibited Activities, under which he agreed not to directly or indirectly engage as an owner, employee, consultant or agent of any retail commodity marketing entity or entity that markets energy efficient products or back office services for a period of six months following his termination. Pursuant to the terms of his employment agreement, entering into the Agreement Not to Engage in Prohibited Activities entitled Mr. Weigand to receive severance payments equal to his base salary, $400,000 annually, for the remaining term of his employment agreement (i.e., until April 1, 2007). On November 17, 2005, the Company entered into a Settlement Agreement and General Release with Mr. Weigand. The Settlement Agreement with Mr. Weigand provides for the Company to make a settlement payment to Mr. Weigand on April 10, 2006 in the amount of $566,666.67 in cash, less customary payroll deductions required by law, replacing the severance payments which otherwise would be made under his employment agreement. In addition, Mr. Weigand agreed to sell to the Company 994,479 shares of common stock of the Company held by him for a price $1.50 per share, or $1,491,718.50, in the aggregate, payable in several installments. In connection with the sale of his shares of common stock, all 600,000 options to purchase shares of the Company’s common stock were cancelled. The Settlement Agreement entitled Mr. Weigand to receive 12 months of COBRA coverage. Also see Part III, Item 13, Certain Relationships and Related Transactions, herein, for a description of the sale by Mr. Weigand of his remaining 120,000 shares of common stock of the Company.

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

On August 4, 2005, our Board of Directors decided to terminate without cause the employment of Mr. Boughrum. In accordance with the terms of his employment agreement, the termination of Mr. Boughrum’s employment became effective on October 8, 2005. On October 8, 2005, Mr. Boughrum entered into an Agreement Not to Engage in Prohibited Activities, under which he agreed not to directly or indirectly engage as an owner, employee, consultant or agent of any retail commodity marketing entity or entity that markets energy efficient products or back office services for a period of six months following his termination. Pursuant to the terms of his employment agreement, entering into the Agreement Not to Engage in Prohibited Activities entitled Mr. Boughrum to receive severance payments equal to his base salary, $350,000 annually, for the remaining term of his employment agreement (i.e., until April 1, 2007). In addition, all 150,000 shares of Mr. Boughrum’s restricted stock immediately vested. On November 17, 2005, the Company entered into a Settlement Agreement and General Release with Mr. Boughrum. The Settlement Agreement with Mr. Boughrum provided for the Company to make a settlement payment to Mr. Boughrum on April 10, 2006 in the amount of $495,833 in cash less customary payroll deductions required by law, replacing the severance payments which otherwise would be made under his employment agreement. In addition, Mr. Boughrum agreed to sell the Company 300,000 shares of common stock of the Company held by Mr. Boughrum for a price of $1.50 per share or $450,000, in the aggregate payable in several installments. In connection with the sale of his shares of common stock, all 500,000 options to purchase shares of the Company’s common stock were cancelled. The Settlement Agreement entitled Mr. Boughrum to recover 12 months of COBRA coverage.

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

	Common Stock
	Amount and Nature of
	Beneficial Ownership
	Number of
	Shares		Right to	Percent of
Name	Owned		Acquire(1)	Class

Principal Stockholders:
Daniel Zeff(2)	2,958,071	(3)	—	10.0%
Ian B. Carter(4)	250,000		2,500,000	8.4%
Directors and Named Executive Officers:
Steven S. Boss	225,000		250,000	1.3%
Lawrence Clayton, Jr.	80,359		40,000	*
Thomas L. Ulry	40,000		100,000	*
Robert C. Perkins	215,000		460,000	2.2%
Richard L. Boughrum	—		—	*
Gary J. Hessenauer	10,000		60,000	*
Mark S. Juergensen	30,000		147,500	*
Dennis R. Leibel	10,000		10,000	*
Peter Weigand	—		—	*
Charles E. Bayless	112,000		110,000	*
All Directors and Executive Officers as a group (8 persons)	722,359		1,177,500	6.2%

*	Indicates beneficial ownership of less than 1% of the issued and outstanding class of securities.

(1)	Represents shares of our common stock issuable upon exercise of stock options or upon conversion of other convertible securities held by such persons that are exercisable within 60 days of October 16, 2006.

(2)	Daniel Zeff includes: Zeff Holding Company LLC, Zeff Capital Partners, LLP, and Zeff Capital Offshore Fund. The mailing address of such stockholder is c/o: Zeff Holding Company, LLC, 50 California St., Suite 1500, San Francisco, CA 94111.

(3)	Represents holdings as of June 14, 2006 as disclosed in a Schedule 13G/A filed with the SEC under the Exchange Act.

(4)	The mailing address of such stockholder is: P.O. Box 538, 1100 Irvine Blvd., Tustin, California 92780.

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

	(a)		(b)	(c)
				Number of Securities
	Number of Securities			Remaining Available For
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	4,923,666	(1)	$2.25	1,353,334	(2)
Equity compensation plans not approved by security holders	2,820,000	(3)	$2.43	—

Total	7,743,666		$2.32	1,353,334

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the Commonwealth 1999 Equity Incentive Plan and the Commerce Energy Group, Inc. 2006 Stock Incentive Plan.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the Commonwealth 1999 Equity Incentive Plan and the Commerce Energy Group, Inc. 2006 Stock Incentive Plan.

(3)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following individual plans: options to purchase 2,500,000 shares granted to Ian B. Carter, the Company’s former Chairman and Chief Executive Officer; options to purchase 100,000 shares granted to Robert C. Perkins, the Company’s Chairman; options to purchase 120,000 shares granted to Vivian Anderson, a former director of the Company; and options to purchase 100,000 shares granted to Brad Gates, a former director of the Company (See Note 15. Stock Options to the Notes to Consolidated Financial Statements).

Item 13.	Certain Relationships and Related Transactions.

On April 1, 2004, the Company acquired Skipping Stone, an energy consulting and technology firm. Skipping Stone was a privately-held company that was principally owned by Peter T. Weigand, our former President and former director of the Company. In connection with the acquisition of Skipping Stone, each of the former holders of Skipping Stone common stock, including Mr. Weigand and Eric G. Alam, agreed to place 20% of the Commonwealth shares issued to him in the merger in an escrow for a period of six months. The stockholder escrow shares were subject to forfeiture, at $1.92 per share, based upon a “true up” calculation, defined in the merger agreement. As a result of the holding company reorganization in July 2004, the Commonwealth shares in escrow became a right to receive the same amount of shares of common stock of the Company. Commonwealth’s name has been changed to Commerce Energy.

On November 17, 2005, the Company, its wholly-owned subsidiary, Commerce Energy, counsel to the Company and Commerce Energy, Eric G. Alam, Bruno Kvetinskas, Greg Lander and Peter Weigand entered into an Agreement and Release dated November 17, 2005 regarding an aggregate 322,215 shares of the Company’s common stock being held in an escrow account relating to the acquisition of Skipping Stone by the Company in April 2004. As a result of the settlement, all such shares of common stock were distributed to Mr. Alam (34,985), Mr. Kvetinskas (33,295), Mr. Lander (36,199) and Mr. Weigand (217,736). Messrs. Alam, Kvetinskas, Lander and Weigand all were shareholders of Skipping Stone prior to the acquisition. Messrs. Lander and Kvetinskas are currently employees of a subsidiary of the Company. Mr. Alam was an executive officer of the Company and Commerce Energy; he resigned effective December 1, 2005.

On November 17, 2005, the Company, Commerce Energy and Eric G. Alam, Senior Vice President of Sales and Marketing of the Company, entered into a Settlement Agreement and General Release Agreement which became effective on November 25, 2005. Pursuant to the Settlement Agreement and General Release, Mr. Alam voluntarily tendered his resignation as an executive officer and an employee of the Company and Commerce Energy, effective December 1, 2005, and the Company, Commerce Energy and Mr. Alam agreed to mutual general releases of all claims that the parties may have against each other. Mr. Alam agreed to sell to the Company all 174,926 shares of the Company’s common stock held by him for $1.50 per share (an aggregate price of $262,389)

payable by the Company one-half on November 28, 2005 and the other half (without interest) on the first business day 90 days after the first payment was made. In connection with the purchase of his stock, all of Mr. Alam’s 133,333 options to purchase shares of the Company’s common stock were cancelled.

In connection with his sale of shares of the Company’s common stock to the Company pursuant to the terms of the Settlement Agreement and General Release by and among Peter Weigand, our former President, the Company and Commerce Energy, Inc., dated November 17, 2005 (the “Settlement Agreement”), Mr. Weigand sold his remaining 120,000 shares of common stock in separate transactions to two of the Company’s independent directors, Mr. Charles E. Bayless (100,000 shares) and Mr. Mark S. Juergensen (20,000 shares) at $1.50 per share, the same price per share that the Company purchased shares from Mr. Weigand pursuant to the Settlement Agreement. Messrs. Bayless and Juergensen paid Mr. Weigand for the shares in one lump sum on November 28, 2005, the first business day after the effective date, as defined in the Settlement Agreement. The transactions to purchase the shares of the Company’s common stock held by Mr. Weigand by Messrs. Bayless and Juergensen were approved by the disinterested members of the Board of Directors and were consummated at the same time as the purchase of Mr. Weigand’s shares by the Company. A more detailed summary of the Settlement Agreement is set forth herein in Part III, Item 11. Executive Compensation, under the caption “Employment Agreements.”

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

(b) Exhibits.  The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the “Commission”) as part of this Annual Report on Form 10-K. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

Exhibit	Description

2.1	Agreement and Plan of Reorganization, by and among American Energy Group, Inc., CEC Acquisition Corp. and Commonwealth Energy Corporation, previously filed with the Commission on July 6, 2004 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
2.2	Agreement and Plan of Merger dated March 29, 2004 by and among Commonwealth Energy Corporation, Skipping Stone Acquisition Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock previously filed with the Commission on April 5, 2004 as Exhibit 2.2 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
2.3	Asset Purchase Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc. and, as to certain sections thereof only, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K filed and incorporated herein by reference.
2.4	Transition Services Agreement dated as of February 9, 2005 by and between American Communications Network, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on February 10, 2005 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.5	Sales Agency Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.6	Escrow Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc., Commerce Energy Group, Inc., American Communications Network, Inc. and Computershare Trust Company, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

Exhibit	Description

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the Commission on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the Commission on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the Commission on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian B. Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000, previously filed with the Commission on August 9, 2001 as Exhibit 10.12 to Commonwealth Energy Corporation’s Registration Statement on Form 10 and incorporated herein by reference.
10.2	Consent and Waiver Agreement dated March 12, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.
10.3	Second Amendment to Employment Agreement dated March 16, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.2 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on November 14, 2001 as Exhibit 10.15 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.5	Amendment to Employment Agreement dated March 31, 2004 between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on April 5, 2004 as Exhibit 10.5 to Amendment No. 3 to Commerce Energy Group’s Registration Statement on Form S-4 and incorporated herein by reference.
10.6	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.7	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.8	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation’s Registration Statement on Form S-8 and incorporated herein by reference.
10.9	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on November 15, 2004 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.10	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation, previously filed with the Commission on June 14, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.

Exhibit	Description

10.11	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation, previously filed with the Commission on March 16, 2004 as Exhibit 10.3 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004 and incorporated herein by reference.
10.12	Settlement Agreement and Release dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.12 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.13	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.13 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.14	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.14 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.15	Stock Option Agreement dated as of July 8, 1999 between Ian B. Carter and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.15 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.16	Indemnification Agreement dated as of November 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.16 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.17	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.17 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.18	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.19	Executive Employment Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.20	Stock Option Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.21	Restricted Stock Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.22	Indemnification Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.23	Agreement for Consulting Services dated as of August 1, 2005 between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the Commission on August 5, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report filed on Form 8-K and incorporated herein by reference.
10.24	Extension of Agreement for Consulting Services between Commerce Energy Group, Inc. and Lawrence Clayton, Jr. dated as of September 29, 2005, previously filed with the Commission on September 30, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.25	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Peter Weigand, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.26	Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.27	Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on February 1, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.28	Summary of Commerce Energy Group, Inc. Management Bonus Program for 2005, previously filed with the Commission on March 1, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.29	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated February 28, 2005, previously filed with the Commission on March 7, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.30	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated May 31, 2005, previously filed with the Commission on October 31, 2005 as Exhibit 10.30 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.31	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the May 31, 2005 Employment Offer Letter Agreement, previously filed with the Commission on October 31, 2005 as Exhibit 10.31 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.32	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.33	Stock Option Agreement dated April 29, 2005 by and between Ian B. Carter and Commerce Energy Group, Inc., previously filed with the Commission on October 31, 2005 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.34	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Richard L. Boughrum, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.35	Settlement Agreement and General Release dated November 17, 2005 by and among Peter Weigand, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.36	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.37	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.38	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.39	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.40	Amendment No. 1 to Agreement Not to Compete dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.41	Agreement and Release dated November 17, 2005, by and among, Commerce Energy Group, Inc., Commerce Energy, Inc., Paul, Hastings, Janofsky & Walker LLP, Eric Alam, Bruno Kvetinskas, Greg Lander and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.7 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.42	Settlement Agreement and General Release dated November 17, 2005 by and among Richard L. Boughrum, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2005 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.43	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.9 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.44	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.10 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.45	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.11 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.46	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.12 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.47	Settlement Agreement and General Release dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Eric Alam, previously filed with the Commission on November 23, 2005 as Exhibit 99.13 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.48	Settlement Agreement and General Release dated December 23, 2004 by and among Commerce Energy Group, Inc., Commonwealth Energy Corporation, Ian Carter, Robert Perkins, Brad Gates, Joseph P. Saline, Patricia E. Saline and Joseph Ogundiji, previously filed with the Commission on December 27, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.49	Employment Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.50	Stock Option Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.51	Restricted Stock Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.52	Indemnification Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.53	Settlement Agreement and General Release by and among Andrew V. Coppola, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.54	Commerce Energy Group, Inc. Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.55	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 27, 2006, previously filed with the Commission on February 1, 2006 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.56	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective March 10, 2006, previously filed with the Commission on March 16, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the period ending January 31, 2006 and incorporated herein by reference.
10.57	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective May 12, 2006, previously filed with the Commission on May 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.58	Form of Subscription Agreement for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.7 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.59	Form of Notice of Withdrawal for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.8 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.60	Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on February 1, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.61	Form of a Stock Option Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.10 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.62	Form of a Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.11 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.63	Form of a Restricted Share Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.12 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.64	Form of a Restricted Share Unit Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.14 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.65	Form of a SAR Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.15 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.66	Form of Performance Unit and Performance Stock Award pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.16 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.67	Form of Deferral Election Agreement for Deferred Share Units to the Commerce Energy Group, Inc. pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.17 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.

Exhibit	Description

10.68	Amended and Restated Form of Non-Qualified Stock Option Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on May 18, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.69	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.13 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) filed with the Commission on April 20, 2006 and incorporated herein by reference.
10.70	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, Initial Grant, previously filed with the Commission on May 18, 2006 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
Other Material Contracts
10.71	Retention Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc., Peter Weigand, Greg Lander, Eric Alam and Bruno Kvetinskas, previously filed with the Commission on April 5, 2004 as Exhibit 2.4 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.72	Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone Inc. common stock dated March 29, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.73	Agreement Not To Compete by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand dated April 1, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.6 to Amendment No. 3 Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.74	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001, previously filed with the Commission on November 14, 2001 as Exhibit 10.6 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.75	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, previously filed with the Commission on April 3, 2002 as Exhibit 10.19 to Amendment No. 2 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.76	Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.25 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.77	Restructuring and Termination of Membership Agreement dated as of April 30, 2004 by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc., previously filed with the Commission on June 14, 2004 as Exhibit 10.5 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.78	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K for the year ended July 31, 2002 and incorporated herein by reference.
10.79	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004, as Exhibit 10.20 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.

Exhibit	Description

10.80	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.21 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.81	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated March 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.22 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.82	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated July 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.83	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading, previously filed with the Commission on November 15, 2004 as Exhibit 10.32 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.84	Revised Operating Agreement dated October 27, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.85	Loan and Security Agreement by and among Commerce Energy, Inc., as Borrower, and Commerce Energy Group, Inc., as Guarantor, and Wachovia Capital Finance Corporation (Western), as Agent, and the Lenders From Time to Time Party Thereto, as Lenders, dated June 8, 2006, previously filed with the Commission on June 12, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.86	Guaranty dated June 8, 2006 by Commerce Energy Group, Inc., as Guarantor, to Wachovia Capital Finance Corporation (Western), as Agent, previously filed with the Commission on June 12, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.87	First Amendment to Loan and Security Agreement and Waiver dated September 20, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.88	Asset Purchase Agreement dated September 20, 2006 between Houston Energy Services Company, L.L.C. and Commerce Energy, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.89	Transition Services Agreement dated September 20, 2006 among Commerce Energy, Inc. and Houston Energy Services Company, L.L.C., previously filed with the Commission on September 26, 2006 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.90	Guaranty Agreement dated September 20, 2006 among Commerce Energy, Inc., Thomas L. Goudie, James Bujnoch, Jr., Gary Hollowell, Dustin Roach, Steve Loy and Arnold Perez, previously filed with the Commission on September 26, 2006 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.91	Second Amendment to Loan and Security Agreement and Waiver dated October 26, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the Commission on October 30, 2006 as Exhibit 10.91 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
14.1	Commerce Energy Group, Inc. Code of Business Conduct and Ethics, previously filed with the Commission on November 15, 2004 as Exhibit 14.1 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Hein & Associates LLP, independent registered public accounting firm.

Exhibit	Description

23.2	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

By:	/s/ STEVEN S. BOSS
Steven S. Boss
Chief Executive Officer

Date: December 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN S. BOSS Steven S. Boss	Chief Executive Officer and a Director (Principal Executive Officer)	December 12, 2006

/s/ LAWRENCE CLAYTON, JR. Lawrence Clayton, Jr.	Chief Financial Officer (Principal Financial Officer)	December 12, 2006

/s/ KENNETH L. ROBINSON Kenneth L. Robinson	Corporate Controller (Principal Accounting Officer)	December 12, 2006

/s/ CHARLES E. BAYLESS Charles E. Bayless	Director	December 12, 2006

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Director	December 12, 2006

/s/ GARY J. HESSENAUER Gary J. Hessenauer	Director	December 12, 2006

/s/ MARK S. JUERGENSEN Mark S. Juergensen	Director	December 12, 2006

/s/ ROBERT C. PERKINS Robert C. Perkins	Chairman of the Board and a Director	December 12, 2006

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

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Commonwealth Energy Corporation
			Series A and Other		Commerce Energy Group, Inc.
	Commonwealth		Convertible		Commerce			Other
	Common Stock		Preferred Stock		Common Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income	Total
	(In thousands)

Balance at July 31, 2003	27,645	$56,853	961	$855	—	$—	$35,309	$—	$93,017
Exercise of stock options	102	27	—	—	—	—	—	—	27
Issuance of stock in connection with Skipping Stone acquisition	1,614	3,100	—	—	—	—	—	—	3,100
Issuance of stock	219	344	40	10	—	—	—	—	354
Compensation charge related to settlement of disputes	—	636	—	—	—	—	—	—	636
Repurchase of dissenter’s rights stock	(604)	(1,159)	—	—	—	—	—	—	(1,159)
Issuance of restricted stock	150	288	—	—	—	(288)	—	—	—
Amortization of unearned restricted stock	—	—	—	—	—	32	—	—	32
Cumulative unpaid dividends on convertible preferred stock	—	—	—	23	—	—	(23)	—	—
Payment of dividends on preferred stock	—	—	—	(181)	—	—	—	—	(181)
Conversion of preferred stock into common stock	1,393	707	(1,001)	(707)	—	—	—	—	—
Conversion of Commonwealth Energy Corporation common stock into Commerce Energy Group, Inc. common stock	(30,519)	(60,796)	—	—	30,519	60,796	—	—	—
Net loss	—	—	—	—	—	—	(21,720)	—	(21,720)

Balance at July 31, 2004	—	—	—	—	30,519	60,540	13,566	—	74,106
Exercise of stock options	—	—	—	—	102	54	—	—	54
Repurchase of common shares	—	—	—	—	(120)	(251)	—	—	(251)
Issuance of stock	—	—	—	—	5	10	—	—	10
Amortization of unearned restricted stock	—	—	—	—	—	256	—	—	256
Issuance of stock in connection with ACN acquisition	—	—	—	—	930	2,000	—	—	2,000
Net loss	—	—	—	—	—	—	(6,114)	—	(6,114)

Balance at July 31, 2005	—	—	—	—	31,436	62,609	7,452	—	70,061
Exercise of stock options	—	—	—	—	221	11	—	—	11
Repurchase of common shares	—	—	—	—	(1,469)	(2,204)	—	—	(2,204)
Issuance of stock	—	—	—	—	10	—	—	—	—
Repurchase of dissenter’s rights stock	—	—	—	—	(55)	(106)	—	—	(106)
Issuance of restricted stock	—	—	—	—	435	—	—	—	—
Cancellation of restricted stock	—	—	—	—	(16)	—	—	—	—
Amortization of Unearned share based compensation	—	—	—	—	—	386	—	—	386
Amortization of Unearned restricted stock	—	—	—	—	—	153	—	—	153
Cancellation of stock in connection with ACN acquisition	—	—	—	—	(930)	(2,000)	—	—	(2,000)
Comprehensive income	—	—	—	—	—	—	(2,239)	2,271	32

Balance at July 31, 2006	—	$—	—	$—	29,632	$58,849	$5,213	$2,271	$66,333

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

Stock-Based Compensation

Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, using the modified prospective application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company recognized a pre-tax (tax effect minimal) charge associated with the expensing of stock options vested for the fiscal year ending July 31, 2006 of $386, which is included in general and administrative expenses. As of July 31, 2006, there was $281 of total unrecognized compensation cost related to the non-vested outstanding stock options, which is expected to be recognized over the period August 1, 2006 through December 1, 2008.

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

		Fiscal Years Ended July 31, 2006
	Useful Life	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net

Customer lists	3-15	$2,000	$607	$1,393
Software	2-5	1,810	1,214	596
Licenses	Indefinite	923	—	923
Other intangibles	1-20	1,828	950	878

		$6,561	$2,771	$3,790

		Fiscal Years Ended July 31, 2005
	Useful Life	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net

Customer lists	3-15	$2,000	$244	$1,756
Software	2-5	1,810	640	1,170
Licenses	Indefinite	900	—	900
Other intangibles	1-20	1,914	775	1,139

		$6,624	$1,659	$4,965

The future aggregate amortization expense for intangibles is as follows:

Fiscal Year Ending July 31,

2007	$754
2008	501
2009	280
2010	204
2011 and beyond	1,128

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain financial derivative instruments (such as swaps, options and futures), designated as economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded in operating income (loss) and as a current or long-term derivative asset or liability. The subsequent changes in the fair value of these contracts may result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy cost in the consolidated statement of operations for each fiscal period. As of July 31, 2006, the mark to market value of economic hedges, utilized primarily to hedge the Company’s cost of natural gas, was a loss of $1,700. The mark-to-market loss

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes the impact of open natural gas contracts which were entered into in December 2005 and accounted for as mark-to-market as a result of ineffective hedging of underlying price exposure. The notional value of these derivatives was $(1,500).

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Accrued Liabilities

Current accrued liabilities are comprised of the following:

	July 31,
	2006	2005

Accrued litigation and legal expense	$1,035	$1,053
Energy taxes payable	688	774
Accrued energy related fees	1,759	1,201
Accrued compensation related expenses	665	1,900
Accrued audit fees	543	369
Other	1,177	1,649

Total accrued liabilities	$5,867	$6,946

14.	Stockholders’ Equity

Restricted Stock

In fiscal 2006, the company granted 419 shares of restricted stock to its employees and directors. These restricted shares vest in accordance with the terms of various written agreements. The total compensation cost recognized in fiscal year 2006 for these stock-based compensation awards was $153. As of July 31, 2006, the total unrecognized compensation cost relating to non-vested restricted stock was $450 and will be recognized over the period of August 1, 2006 through August 1, 2009.

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock option activity is set forth below:

	Options Outstanding
				Weighted-
				Average
				Fair Value
			Weighted-	of
	Number of	Exercise Price	Average	Common
	Shares	Per Share	Exercise Price	Stock

Balance at July 31, 2003	7,689	$0.25 – $3.75	$2.55
Options granted:
Other(1)	3,981	0.05 – 3.75	1.86	$1.94
Options exercised	(102)	0.05 – 2.75	0.26
Options cancelled	(899)	2.75	2.75
Options expired	(362)	1.00 – 3.75	2.81

Balance at July 31, 2004	10,307	0.05 – 3.75	2.26
Options granted:
Other(2)	850	1.92 – 3.50	2.43	$2.43
Options exercised	(102)	0.50 – 1.92	1.92
Options cancelled	(1,881)	1.92 – 2.50	2.18
Options expired	(302)	1.86 – 2.75	2.18

Balance at July 31, 2005	8,872	0.05 – 3.75	2.24
Options granted:
Other(3)	570	1.17 – 1.80	1.65	$1.65
Options exercised	(221)	0.05	.05
Options forfeited	(50)	3.50	3.50
Options expired	(1,427)	1.00 – 2.08	1.91

Balance at July 31, 2006	7,744	$1.00 – $3.75	$2.32

(1)	447 options were granted with exercise prices less than, 2,934 options were granted with exercise prices equal to, and 600 options were granted with exercise prices greater than, the fair value of the Common Stock at respective dates of grant.

(2)	Options were granted with exercise prices greater than the fair value of the Common Stock at respective dates of grant.

(3)	150 options were granted with exercise prices equal to, and 420 options were granted with exercise prices greater than, the fair value of the Common Stock at respective dates of grant.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average characteristics of stock options outstanding as of July 31, 2006 were as follows:

		Average
	Number of	Remaining		Weighted
	Shares	Contractual	Shares	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercisable	Exercise Price

$1.00 – $1.92	2,634	7.4	2,214	$1.82
$2.08 – $2.08	413	8.4	413	2.08
$2.50 – $3.75	4,697	3.2	4,697	2.63

Total	7,744	4.9	7,324	$2.32

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Reorganization, by and among American Energy Group, Inc., CEC Acquisition Corp. and Commonwealth Energy Corporation, previously filed with the Commission on July 6, 2004 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
2.2	Agreement and Plan of Merger dated March 29, 2004 by and among Commonwealth Energy Corporation, Skipping Stone Acquisition Corporation, Skipping Stone Inc. and the holders of Skipping Stone Inc. common stock previously filed with the Commission on April 5, 2004 as Exhibit 2.2 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
2.3	Asset Purchase Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc. and, as to certain sections thereof only, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K filed and incorporated herein by reference.
2.4	Transition Services Agreement dated as of February 9, 2005 by and between American Communications Network, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on February 10, 2005 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.5	Sales Agency Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and American Communications Network, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
2.6	Escrow Agreement dated as of February 9, 2005 by and among Commonwealth Energy Corporation, ACN Utility Services, Inc., ACN Energy, Inc., ACN Power, Inc., Commerce Energy Group, Inc., American Communications Network, Inc. and Computershare Trust Company, Inc., previously filed with the Commission on February 10, 2005 as Exhibit 2.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the Commission on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the Commission on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the Commission on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the Commission on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian B. Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000, previously filed with the Commission on August 9, 2001 as Exhibit 10.12 to Commonwealth Energy Corporation’s Registration Statement on Form 10 and incorporated herein by reference.
10.2	Consent and Waiver Agreement dated March 12, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.

Exhibit	Description

10.3	Second Amendment to Employment Agreement dated March 16, 2004 between Commonwealth Energy Corporation and Ian B. Carter, previously filed with the Commission on March 16, 2004 as Exhibit 10.2 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 and incorporated herein by reference.
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on November 14, 2001 as Exhibit 10.15 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.5	Amendment to Employment Agreement dated March 31, 2004 between Commonwealth Energy Corporation and John A. Barthrop, previously filed with the Commission on April 5, 2004 as Exhibit 10.5 to Amendment No. 3 to Commerce Energy Group’s Registration Statement on Form S-4 and incorporated herein by reference.
10.6	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.7	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.8	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation’s Registration Statement on Form S-8 and incorporated herein by reference.
10.9	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the Commission on November 15, 2004 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.10	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation, previously filed with the Commission on June 14, 2004 as Exhibit 10.1 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.11	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation, previously filed with the Commission on March 16, 2004 as Exhibit 10.3 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004 and incorporated herein by reference.
10.12	Settlement Agreement and Release dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.12 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.13	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.13 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.14	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.14 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.15	Stock Option Agreement dated as of July 8, 1999 between Ian B. Carter and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.15 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.16	Indemnification Agreement dated as of November 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.16 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description

10.17	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the Commission on November 15, 2004 as Exhibit 10.17 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.18	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.19	Executive Employment Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.20	Stock Option Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.21	Restricted Stock Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.22	Indemnification Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the Commission on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.23	Agreement for Consulting Services dated as of August 1, 2005 between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the Commission on August 5, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report filed on Form 8-K and incorporated herein by reference.
10.24	Extension of Agreement for Consulting Services between Commerce Energy Group, Inc. and Lawrence Clayton, Jr. dated as of September 29, 2005, previously filed with the Commission on September 30, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.25	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Peter Weigand, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.26	Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.27	Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on February 1, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.28	Summary of Commerce Energy Group, Inc. Management Bonus Program for 2005, previously filed with the Commission on March 1, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.29	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated February 28, 2005, previously filed with the Commission on March 7, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.30	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated May 31, 2005, previously filed with the Commission on October 31, 2005 as Exhibit 10.30 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.31	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the May 31, 2005 Employment Offer Letter Agreement, previously filed with the Commission on October 31, 2005 as Exhibit 10.31 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description

10.32	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.33	Stock Option Agreement dated April 29, 2005 by and between Ian B. Carter and Commerce Energy Group, Inc., previously filed with the Commission on October 31, 2005 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.34	Agreement Not to Engage in Prohibited Activities dated as of October 8, 2005 by and among Richard L. Boughrum, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on October 13, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.35	Settlement Agreement and General Release dated November 17, 2005 by and among Peter Weigand, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.36	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.37	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.38	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.39	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.40	Amendment No. 1 to Agreement Not to Compete dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.41	Agreement and Release dated November 17, 2005, by and among, Commerce Energy Group, Inc., Commerce Energy, Inc., Paul, Hastings, Janofsky & Walker LLP, Eric Alam, Bruno Kvetinskas, Greg Lander and Peter Weigand, previously filed with the Commission on November 23, 2005 as Exhibit 99.7 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.42	Settlement Agreement and General Release dated November 17, 2005 by and among Richard L. Boughrum, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the Commission on November 23, 2005 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.43	Promissory Note dated November 17, 2005 by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.9 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.44	Voting and Standstill Agreement dated November 17, 2005, by and between Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.10 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.45	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.11 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.46	Amendment No. 1 to Agreement Not to Engage in Prohibited Activities dated November 17, 2005 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the Commission on November 23, 2005 as Exhibit 99.12 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.47	Settlement Agreement and General Release dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Eric Alam, previously filed with the Commission on November 23, 2005 as Exhibit 99.13 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.48	Settlement Agreement and General Release dated December 23, 2004 by and among Commerce Energy Group, Inc., Commonwealth Energy Corporation, Ian Carter, Robert Perkins, Brad Gates, Joseph P. Saline, Patricia E. Saline and Joseph Ogundiji, previously filed with the Commission on December 27, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.49	Employment Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.50	Stock Option Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.51	Restricted Stock Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.52	Indemnification Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the Commission on December 6, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.53	Settlement Agreement and General Release by and among Andrew V. Coppola, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the Commission on April 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.54	Commerce Energy Group, Inc. Non-Employee Director Compensation Policy, previously filed with the Commission on December 8, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.55	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 27, 2006, previously filed with the Commission on February 1, 2006 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.56	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective March 10, 2006, previously filed with the Commission on March 16, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the period ending January 31, 2006 and incorporated herein by reference.
10.57	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective May 12, 2006, previously filed with the Commission on May 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.58	Form of Subscription Agreement for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.7 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.59	Form of Notice of Withdrawal for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.8 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.60	Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on February 1, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.61	Form of a Stock Option Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.10 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.62	Form of a Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.11 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.63	Form of a Restricted Share Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.12 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.64	Form of a Restricted Share Unit Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.14 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.65	Form of a SAR Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.15 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.66	Form of Performance Unit and Performance Stock Award pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.16 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.67	Form of Deferral Election Agreement for Deferred Share Units to the Commerce Energy Group, Inc. pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.17 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.68	Amended and Restated Form of Non-Qualified Stock Option Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on May 18, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.69	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the Commission on April 20, 2006 as Exhibit 4.13 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) filed with the Commission on April 20, 2006 and incorporated herein by reference.
10.70	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, Initial Grant, previously filed with the Commission on May 18, 2006 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
Other Material Contracts
10.71	Retention Escrow Agreement by and among Commonwealth Energy Corporation, Skipping Stone Inc., Peter Weigand, Greg Lander, Eric Alam and Bruno Kvetinskas, previously filed with the Commission on April 5, 2004 as Exhibit 2.4 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.72	Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone Inc. common stock dated March 29, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.73	Agreement Not To Compete by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand dated April 1, 2004, previously filed with the Commission on April 5, 2004 as Exhibit 2.6 to Amendment No. 3 Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.

Exhibit	Description

10.74	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001, previously filed with the Commission on November 14, 2001 as Exhibit 10.6 to Amendment No. 1 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.75	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, previously filed with the Commission on April 3, 2002 as Exhibit 10.19 to Amendment No. 2 to Commonwealth Energy Corporation’s Registration Statement on Form 10/A and incorporated herein by reference.
10.76	Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.25 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.77	Restructuring and Termination of Membership Agreement dated as of April 30, 2004 by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc., previously filed with the Commission on June 14, 2004 as Exhibit 10.5 to Commonwealth Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 and incorporated herein by reference.
10.78	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K for the year ended July 31, 2002 and incorporated herein by reference.
10.79	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004, as Exhibit 10.20 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.80	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.21 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.81	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated March 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.22 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.82	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated July 24, 2003, previously filed with the Commission on March 17, 2004 as Exhibit 10.23 to Amendment No. 1 to Commonwealth Energy Corporation’s Form 10-K/A for the year ended July 31, 2003 and incorporated herein by reference.
10.83	Revised Security Agreement dated October 27, 2004 by and between Commonwealth Energy Corporation and DTE Energy Trading, previously filed with the Commission on November 15, 2004 as Exhibit 10.32 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.84	Revised Operating Agreement dated October 27, 2004 between DTE Energy Trading, Inc. and Commonwealth Energy Corporation, previously filed with the Commission on November 15, 2004 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.85	Loan and Security Agreement by and among Commerce Energy, Inc., as Borrower, and Commerce Energy Group, Inc., as Guarantor, and Wachovia Capital Finance Corporation (Western), as Agent, and the Lenders From Time to Time Party Thereto, as Lenders, dated June 8, 2006, previously filed with the Commission on June 12, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.86	Guaranty dated June 8, 2006 by Commerce Energy Group, Inc., as Guarantor, to Wachovia Capital Finance Corporation (Western), as Agent, previously filed with the Commission on June 12, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.87	First Amendment to Loan and Security Agreement and Waiver dated September 20, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.88	Asset Purchase Agreement dated September 20, 2006 between Houston Energy Services Company, L.L.C. and Commerce Energy, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.89	Transition Services Agreement dated September 20, 2006 among Commerce Energy, Inc. and Houston Energy Services Company, L.L.C., previously filed with the Commission on September 26, 2006 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.90	Guaranty Agreement dated September 20, 2006 among Commerce Energy, Inc., Thomas L. Goudie, James Bujnoch, Jr., Gary Hollowell, Dustin Roach, Steve Loy and Arnold Perez, previously filed with the Commission on September 26, 2006 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.91	Second Amendment to Loan and Security Agreement and Waiver dated October 26, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the Commission on October 30, 2006 as Exhibit 10.91 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
14.1	Commerce Energy Group, Inc. Code of Business Conduct and Ethics, previously filed with the Commission on November 15, 2004 as Exhibit 14.1 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Hein & Associates LLP, independent registered public accounting firm.
23.2	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.