Form 10-Q
period 2006-10-31
COMMERCE ENERGY GROUP, INC.
filed 2006-12-14
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)
Large Accelerated Filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 8, 2006, 29,542,576 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

COMMERCE ENERGY GROUP, INC.
Form 10-Q
For the Period Ended October 31, 2006
Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,
	2006	2005
Net revenue	$70,507	$64,368
Direct energy costs	60,451	56,128

Gross profit	10,056	8,240
Selling and marketing expenses	2,235	698
General and administrative expenses	7,849	7,609

Income (loss) from operations	(28)	(67)
Other income and expenses:
Interest income, net	412	287

Net income	$384	$220

Income per common share:
Basic and diluted	$0.01	$0.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	October 31, 2006	July 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,086	$22,941
Accounts receivable, net	37,524	30,650
Natural gas inventory	7,267	4,578
Prepaid expenses and other current	4,608	6,827

Total current assets	57,485	64,996
Restricted cash and cash equivalent	16,755	17,117
Deposits	2,358	2,506
Property and equipment, net	7,047	5,866
Goodwill	4,801	4,801
Other intangible assets	7,643	3,790

Total assets	$96,089	$99,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,578	$26,876
Accrued liabilities	8,258	5,867

Total current liabilities	31,836	32,743

Commitments and contingencies
Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 29,632 shares issued and outstanding at July 31, 2006 and 29,662 (unaudited) at October 31, 2006	58,982	58,849
Accumulated other comprehensive income (loss)	(326)	2,271
Retained earnings	5,597	5,213

Total stockholders’ equity	64,253	66,333

Total liabilities and stockholders’ equity	$96,089	$99,076

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2006	2005
Cash Flows From Operating Activities
Net income	$384	$220
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	348	270
Amortization	489	277
Provision for doubtful accounts	875	751
Stock-based compensation expense	134	231
Changes in operating assets and liabilities:
Accounts receivable, net	(7,749)	(472)
Inventory	(2,689)	(3,579)
Prepaid expenses and other current assets	(373)	(6,021)
Accounts payable	(3,297)	(2,724)
Accrued liabilities and other	2,390	(459)

Net cash used in operating activities	(9,488)	(11,506)
Cash Flows From Investing Activities
Purchase of property and equipment	(1,529)	(514)
Purchase of intangible assets	(4,218)	—

Net cash used in investing activities	(5,747)	(514)
Cash Flows From Financing Activities
Credit line commitment fee	18	—
Decrease (increase) in restricted cash	362	(91)

Net cash provided by (used in) financing activities	380	(91)

Decrease in cash and cash equivalents	(14,855)	(12,111)
Cash and cash equivalents at beginning of period	22,941	33,344

Cash and cash equivalents at end of period	$8,086	$21,233

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements for the three months ended October 31, 2006 and 2005 of Commerce Energy Group, Inc. (the “Company”) include its two wholly-owned subsidiaries: Commerce Energy, Inc. (“Commerce”) and Skipping Stone Inc. (“Skipping Stone”). All material intercompany balances and transactions have been eliminated in consolidation.
Preparation of Interim Condensed Consolidated Financial Statements
     These interim condensed consolidated financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated results of operations, financial position, and cash flows for the interim periods presented herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2006.
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
Revenue Recognition
     Energy revenues are recognized when the electricity and natural gas are delivered to the Company’s customers and are comprised of the following:

	Three Months Ended
	October 31,
	2006	2005
Retail electricity sales	$53,407	$50,088
Excess electricity sales	1,436	5,350

Total electricity sales	54,843	55,438
Retail natural gas sales	15,664	8,930

Net revenue	$70,507	$64,368

     The Company purchases electricity and natural gas utilizing forward physical delivery contracts based on the projected usage of its customers.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
Stock-Based Compensation
     The total compensation cost associated with stock options and restricted stock for the three months ended October 31, 2006 and 2005 was $134 and $231, respectively, and is included in general and administrative expenses.
     The fair value of options granted is estimated on the date of grant using the Black-Scholes model based on the weighted-average assumptions in the table below. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of the grant with maturity dates approximately equal to the expected life at the grant date. The historical stock volatility of the Company’s common stock is used as the basis for the volatility assumption.

	Three Months Ended
	October 31,
	2006	2005
Weighted-average risk-free interest rate	4.6%	3.8%
Average expected life in years	4.63	5.68
Expected dividends	None	None
Expected volatility	0.75	0.83
     A summary of option activity under the Company’s 1999 Equity Incentive Plan (the “1999 Plan”) and the Company’s 2006 Stock Incentive Plan (the “SIP”) and under certain individual plans, during the quarter ended October 31, 2006 is presented below.

	Options Outstanding
			Weighted	Weighted
	Number of		Average	Aggregate
	Shares	Exercise Price	Exercise	Intrinsic
	(in Thousands)	Per Share	Price	Value
Options outstanding as of July 31, 2006	7,744	$1.00-$3.75	$2.32
Options cancelled	1	$3.75	$3.75

Options outstanding as of October 31, 2006 (1)	7,743	$1.00-$3.75	$2.32	$47

(1)	Options exercisable as of October 31, 2006 were 7,448 with weighted average exercise price of $2.35 and an aggregate intrinsic value of $47.
     As of October 31, 2006, there was $227 of total unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over the period November 1, 2006 through December 1, 2008. The total unrecognized compensation cost relating to non-vested restricted stock was $423 and will be recognized over the period of November 1, 2006 through September 2009. For the three months ended October 31, 2006, 30,000 shares of restricted stock were issued for a total of 449,000 shares outstanding with a total market value of $644. These restricted shares vest in accordance with the terms of various written agreements.
Employee Stock Purchase Plan
     The Company’s Amended and Restated 2005 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees of the Company and its designated affiliates to purchase shares of the Company’s common stock through payroll deductions, subject to an aggregate limit of 3,000,000 shares of common stock that may be purchased under the ESPP. The ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, thereby allowing participating employees to purchase shares of the Company’s common stock at a discount on a tax-favored basis. The Company has registered the shares of common stock under the ESPP with the Securities and Exchange Commission (the “SEC”) on a Form S-8. As of October 31, 2006, 11,218 shares have been purchased by Company employees under the ESPP.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
2006 Stock Incentive Plan
     In January 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “SIP”) which provides the Company greater flexibility with respect to the types of awards that can be granted compared to the 1999 Plan. The 1999 Plan is limited to stock option and restricted stock grants, while the SIP allows grants pursuant to a variety of awards, including options, share appreciation rights, restricted shares, restricted share units, deferred share units and performance-based awards in the form of stock appreciation rights, deferred shares and performance units. Since approval of the SIP, no additional awards have been, or will be, made under the 1999 Plan. The SIP provides that no more than 1,453,334 shares of the Company’s common stock may be issued pursuant to Awards under the SIP and the Company has registered these shares of common stock with the SEC on a Form S-8 Registration Statement. Awards under the SIP may be made to key employees and directors of the Company or any of its subsidiaries whose participation in the SIP is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors.
Income Tax
     The Company has established valuation allowances to reserve its net deferred tax assets due to the uncertainty that the Company will realize the related tax benefits in the foreseeable future. At October 31, 2006, the Company had net operating loss carryforwards of approximately $15.8 million and $19.9 million for federal and state income tax purposes, respectively.
Comprehensive Income (Loss)
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from certain transactions and other events and circumstances and is comprised of net income and other comprehensive income (loss).
     The components of comprehensive income are as follows:

	Three Months Ended
	October 31, 2006	October 31, 2005

Net income	384	220
Changes in fair value of cash flow hedges	(2,597)	(177)

Comprehensive income (loss)	$(2,213)	$43

     Accumulated other comprehensive income (loss) included in stockholders’ equity totaled $(326) and $(177) at October 31, 2006 and October 31, 2005, respectively.
Segment Reporting
     The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. These members of senior management currently manage the Company’s business, assess its performance, and allocate its resources as the single operating segment of energy retailing. As Skipping Stone, net of intercompany eliminations, only accounts for approximately 1% of total net revenue, and geographic information is not significant, no segment information is provided.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
Accounts Receivable, Net
     Accounts receivable, net, is comprised of the following:

	October 31,	July 31,
	2006	2006
Billed	$28,326	$21,768
Unbilled	14,099	13,382

	$42,425	$35,150
Less allowance for doubtful accounts	(4,901)	(4,500)

Accounts receivable, net	$37,524	$30,650

Inventory
     Inventory represents natural gas in storage as required by state regulatory bodies and contractual obligations under customer choice programs. Inventory is stated at the lower of weighted average cost or market.
Note 2. Basic and Diluted Income per Common Share
     Basic income per common share was computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. Diluted income per common share reflects the potential dilution that would occur if all outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net income by the weighted-average number of common shares plus dilutive common equivalent shares outstanding, unless they were anti-dilutive.
     The following is a reconciliation of the numerator income and the denominator (common shares in thousands) used in the computation of basic and diluted income per common share:

	Three Months Ended
	October 31,
	2006	2005
Numerator:
Net income	$384	$220

Net income applicable to common stock —basic and diluted	$384	$220

Denominator:
Weighted-average outstanding common shares — basic	29,639	31,439
Effect of stock options	26	280

Weighted-average outstanding common shares — diluted	29,665	31,719

Note 3. Market and Regulatory
     The Company currently serves electricity and gas customers in twelve states, operating within the jurisdictional territory of twenty–one different local distribution companies (“LDCs”). Regulatory requirements are determined at the individual state level, and administered and monitored by the Public Utility Commission (“PUC”), of each state. Operating rules and tariff filings by LDCs for changes in their allowed billing rates to their customers, among other things, can significantly impact the viability of the Company’s sales and marketing plans and its overall operating and financial results. The Company sees several significant matters or trends in our retail electricity and natural gas markets which are discussed below.
     In California, the California Public Utility Commission (“CPUC”) issued a ruling in September 2001 suspending the right of Direct Access, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, although permitting the Company to keep current direct access customers and to solicit direct access customers served by other Electricity Service Providers (“ESPs”), prohibits the Company from soliciting new non-direct access customers for an indefinite period of time. Additionally, the CPUC and the Federal Energy Regulatory Commission (“FERC”) have made several recent determinations which are expected to increase the cost of serving California customers; however the Company cannot predict the financial impact of these matters on the Company’s operating profitability.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
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
     In June 2006, the Company began enrolling commercial and residential electric customers in the Baltimore Gas & Electric (“BGE”) service territory in Maryland. The expiration of the rate caps in Maryland has increased the cost to customers for electricity. The Governor, along with the Maryland Public Service Commission (“PSC”) and BGE recently announced a plan to help consumers defer the cost increases over an extended period of time. That plan has been challenged by the Mayor and the City of Baltimore asking for a judicial review of the plan. On May 31, 2006, the judge in the case vacated the PSC plan and remanded it back to the PSC for reconsideration; these regulatory proceedings have not yet been finalized. The impact of these regulatory proceedings on the Company’s recent entrance into the BGE service territory cannot be predicted at this time.
     Currently, the Company actively markets natural gas in ten LDC markets within the six states of California, Georgia, Maryland, New York, Ohio and Pennsylvania. Due to significant increases in the price of natural gas, a number of LDCs have filed or communicated expectations of filing for approval of rate increases to their customers. Although the impact of these filings cannot currently be estimated, they are not anticipated to adversely impact the Company’s financial results.
Note 4. HESCO Customer Acquisition
     On September 20, 2006, the Company entered into an Asset Purchase Agreement with HESCO to acquire certain assets consisting principally of contracts with end-use customers in California, Florida, Nevada, Kentucky and Texas consuming approximately 12 billion cubic feet of natural gas annually. The effective date of the acquisition was September 1, 2006.
     Commerce acquired the HESCO assets for approximately $4.1 million in cash. In order to facilitate our integration of the assets into our operations, we entered into a Transition Services Agreement with HESCO whereby it will provide Commerce with certain services, primarily third-party credit for a period ranging from 90 to 120 days after closing. To secure these services and to guaranty certain of our obligations under the Transition Services Agreement, Commerce posted a $1.5 million letter of credit in favor of HESCO. The total acquisition price has been allocated to the contracts with end-use customers and is being amortized over an estimated life of four years.
Note 5. Contingencies
Litigation
     On February 24, 2006, American Communications Network (“ACN”) had delivered to the Company an arbitration demand claim, alleging that Commerce was liable for significant actual, consequential and punitive damages and restitution on a variety of causes of action including anticipatory breach of contract, unjust enrichment, tortuous interference with prospective economic advantage and prima facie tort with respect to alleged future commissions arising after their termination of the Sales Agency Agreement effective February 9, 2006. ACN, Commerce and the Company entered into the Sales Agency Agreement in connection with the Company’s purchase of certain assets of ACN and certain of its subsidiaries in February 2005. This claim was delivered via mail to the Company but was not filed with the American Arbitration Association (“AAA”).
     On March 23, 2006, the Company filed a Demand for Arbitration with the AAA in New York of this dispute with ACN asserting claims for declaratory relief, material breach of contract and breach of the implied covenant of good faith and fair dealing. This Demand for Arbitration seeks compensatory damages in an amount to be determined at the arbitration. On May 4, 2006, ACN filed with the AAA in New York its Demand for Arbitration of this dispute with Commerce. In its Demand, ACN alleges claims against Commerce for breach of contract and breach of implied duty of good faith and fair dealing, seeking damages and restitution in amounts to be determined at the hearing. The parties are currently in the process of selecting an Arbitration panel to hear this dispute. The parties also have agreed to mediate the merits of this dispute in addition to continuing the arbitration process. On November 30,

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
2006, the parties met in New York City with a mediator in an attempt to settle their dispute; however, they were unable to reach agreement upon the terms of settlement. Although the Company cannot predict the ultimate outcome of this matter, it intends to pursue these claims vigorously in arbitration and currently believes that no loss accrual is warranted related to this matter.
     The Company currently is, and from time to time may become, involved in litigation concerning claims arising out of the operations of the Company in the normal course of business. The Company is currently not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations or financial position.
Settlement Agreements with Former Officers
     On November 17, 2005, the Company entered into settlement agreements and general releases with each of the Company’s former President, Peter Weigand, and Senior Vice President and Chief Financial Officer, Richard L. Boughrum. Under the terms of the settlement agreements, the Company agreed to pay Mr. Weigand and Mr. Boughrum lump sum settlement payments totaling $1,060 in April 2006, and agreed to purchase all of their 1,414,479 shares of the Company’s common stock at a price of $1.50 per share, with 120,000 of such shares held by Mr. Weigand being purchased by two of the independent directors of the Company. Payments for the stock by the Company were made in several installments, with the last payment made in April 2006. Under the settlement agreements, the parties agreed to mutual general releases of claims that they may have had against each other, and all of Mr. Weigand’s and Mr. Boughrum’s stock options, 1,100,000 in the aggregate, were cancelled. Additionally, Peter Weigand submitted his resignation from the Board of Directors, effective November 17, 2005.
     In December 2005 and in February 2006, the Company entered into settlement and general release agreements with two other executive officers. In connection with these agreements, the Company repurchased 184,926 shares of stock owned by these former executive officers for $1.50 per share and cancelled 178,000 outstanding stock options.
Note 6. Derivative Financial Instruments
     The Company purchases substantially all of its power and natural gas utilizing forward physical delivery contracts. These physical delivery contracts are defined as commodity derivative contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Using the exemption available for qualifying contracts under SFAS No. 133, the Company applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, the Company records revenue generated from customer sales as energy is delivered to retail customers and the related energy under the forward physical delivery contracts is recorded as direct energy costs when received from suppliers. As a result of a sale in January 2005 of two significant physical delivery contracts back to the original electricity supplier, the normal purchase and normal sale exemption had not been available for the forward supply costs purchased for the PJM-ISO market for the period February 2005 through July 2006. Effective August 1, 2006, the normal purchase and normal sale exemption has been reinstated for the PJM-ISO market.
     For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, the Company elects cash flow hedge accounting, where appropriate. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in OCI, and reflected as direct energy cost in the statement of operations as the energy is delivered.
     The accumulated amounts recorded in OCI at October 31, 2006 and July 31, 2006 related to cash flow hedges are summarized in the following table:

	October 31,	July 31,
	2006	2006
Current assets	$—	$1,817
Current liabilities	(1,439)	(362)
Deferred gains	651	816
Hedge ineffectiveness	462	—

Other comprehensive income (loss)	$(326)	$2,271

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
     Certain financial derivative instruments (such as swaps, options and futures), designated as fair-value hedges, economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded currently in operating income (loss) and as a current or long-term derivative asset or liability depending on their term. The subsequent changes in the fair value of these contracts may result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy cost in the consolidated statement of operations for each fiscal period. For the three months ending October 31, 2006, the impact of financial derivatives accounted for as mark-to-market resulted in a loss of $400. The mark-to-market loss resulted largely from hedging related to our natural gas portfolio. The notional value of these derivatives outstanding at October 31, 2006 was $1,700. As of October 31, 2006, the Company had total derivative assets of $0 included in Prepaid expenses and other, and $2,500 of total derivative liabilities included in Accrued liabilities.
Note 7. Credit Facility
     In June 2006, Commerce entered into a Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Finance Corporation (Western) (the “Agent”) for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is limited by a calculated borrowing base consisting of the majority of the Company’s cash on deposit with the Agent and the Company’s receivables and natural gas inventories. As of October 31, 2006, letters of credit issued under the facility totaled $22.4 million, and there were no outstanding borrowings. Fees for letters of credit issued range from 1.50 to 1.75 percent per annum, depending on the level of Excess Availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.
     The Credit Facility contains covenants, subject to specific exceptions, restricting Commerce, the Company and their subsidiaries from: (a) incurring additional indebtedness; (b) granting certain liens; (c) disposing of certain assets; (d) making certain restricted payments; (e) entering into certain other agreements; and (f) making certain investments. The Credit Facility also restricts our ability to pay cash dividends on our common stock; restricts Commerce from making cash dividends to the Company without the Lender’s consent; and limits the amount of our annual capital expenditures to $3.5 million without the consent of the Agent and The CIT Group/Business Credit, Inc. (collectively, the “ Lenders”). Commerce must also maintain a minimum of $10 million of Eligible Cash Collateral, as defined in the Credit Facility, at all times.
     On September 20, 2006, the Company and Commerce entered into an amendment of the Credit Facility pursuant to which the Lenders waived prior or existing instances of non-compliance by Commerce with covenants contained in the Credit Facility relating to maintenance of a Fixed Charge Coverage Ratio, as defined in the Credit Facility, maintenance of Eligible Cash Collateral, capital expenditures and the notification to the Lenders of the grant of certain liens to a natural gas supplier (the “First Amendment”). Through the First Amendment, the Lenders also agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce to consummate the HESCO Acquisition in compliance with the Credit Facility.
     On October 26, 2006, the Company and Commerce entered into a second amendment of the Credit Facility pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability (the “Second Amendment”). The Lenders also agreed in the Second Amendment to (a) defer prospective compliance with the Fixed Charge Coverage Ratio covenant and (b) reduce the minimum amount of Excess Availability that Commerce will be required to maintain for a period of time in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is a discussion of the financial condition and results of operations for our fiscal quarter ended October 31, 2006. As used herein and unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries. “Commerce” refers to Commerce Energy, Inc., our principal operating subsidiary. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended July 31, 2006.
     Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events which involve risks and uncertainties. All statements other than statements of historical facts included on this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terms. The forward-looking statements contained in this section involve known and unknown risks and uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our most recently filed Form 10-K and elsewhere in this Form 10-Q, including, but not limited to, changes in general economic conditions in the markets in which we may compete; fluctuations in the market price of energy which may negatively impact the competitiveness of our product offerings to current and future customers; increased competition; our ability to retain key members of management; our ability to address changes in laws and regulations; our ability to successfully integrate businesses or customer portfolios that we may acquire; our ability to obtain and retain credit necessary to profitably support our operations; adverse state or federal legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.
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
Our Company
     We are an independent marketer of retail electricity and natural gas to residential, commercial, industrial and institutional end-use customers. Our principal operating subsidiary, Commerce Energy, Inc., is licensed by the Federal Energy Regulatory Commission (“FERC”) and by state regulatory agencies as an unregulated retail marketer of electricity and natural gas.
     We were founded in 1997 as a retail electricity marketer in California. As of October 31, 2006, we delivered electricity to approximately 95,000 customers in California, Pennsylvania, Michigan, New Jersey and Texas; and natural gas to approximately 66,000 customers in California, Florida, Georgia, Kentucky, Maryland, Nevada, New York, Ohio and Pennsylvania. Growth of our business has occurred organically and through acquisitions.
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
     The growth of our business depends upon a number of factors, including the degree of deregulation in each state, our ability to acquire new and retain existing customers and our ability to acquire energy for our customers at competitive prices and on reasonable credit terms.

Significant Customer Acquisitions
ACN Energy Acquisition
     On February 9, 2005, the Company acquired certain assets of ACN Utility Services, Inc. (“ACNU”), a subsidiary of American Communications Network, Inc. (“ACN”), and its retail electricity and natural gas sales business. The assets and operations acquired were comprised primarily of approximately 80,000 natural gas and electricity residential and small commercial customers, natural gas inventory associated with utility and pipeline storage and transportation agreements and natural gas and electricity supply agreements, scheduling and capacity contracts, software and other infrastructure. The aggregate purchase price was $14.5 million in cash and 930,000 shares of the Company’s common stock, valued at $2.0 million. The common stock payment was contingent upon ACN meeting certain sales requirements under a one year, renewable, Sales Agency Agreement. Based on sales results, the contingent common stock was not earned and goodwill and stockholders’ equity were both reduced by $2.0 million in the quarter ended April 30, 2006.
HESCO Acquisition
     On September 20, 2006, Commerce entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Houston Energy Services Company, L.L.C. (“HESCO”), a Texas limited liability company, pursuant to which Commerce acquired approximately 300 contracts with commercial and industrial end-users for the sale of natural gas in California, Florida, Nevada, Kentucky and Texas. The acquisition was effective as of September 1, 2006 with the acquired customers expected to annually consume more than 12 million dekatherms (billion cubic feet). Pursuant to the Asset Purchase Agreement, Commerce acquired the customer contracts for approximately $4.1 million in cash (the “HESCO Acquisition”). In order to facilitate our integration of the assets into our operations, we entered into a Transition Services Agreement with HESCO whereby it will provide Commerce with certain services, primarily counterparty credit and natural gas scheduling for a period ranging from 90 to 120 days after closing. To secure these services and to guaranty certain of our obligations under the Transition Services Agreement, Commerce posted a $1.5 million letter of credit in favor of HESCO. The total acquisition price has been allocated to the contracts with end-use customers and is being amortized over an estimated life of four years.
Market and Regulatory
     The Company currently serves electricity and gas customers in twelve states, operating within the jurisdictional territory of twenty-one different local distribution companies (“LDCs”). Regulatory requirements are determined at the individual state level, and administered and monitored by the Public Utility Commission (“PUC”) of each state. Operating rules and tariff filings by LDCs for changes in their allowed billing rates to their customers, among other things, can significantly impact the viability of the Company’s sales and marketing plans, and its overall operating and financial results. In addition, we believe that there is several significant market or regulatory matters or trends in our retail electricity and natural gas markets, discussed below, which also may have an adverse effect on our operating and financial results.
     In California, the California Public Utility Commission (“CPUC”) issued a ruling in September 2001 suspending the right of Direct Access, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, although permitting us to keep current direct access customers and to solicit direct access customers served by other ESPs, prohibits us from soliciting new non-direct access customers for an indefinite period of time. Additionally, the CPUC and the FERC have made several recent determinations which are expected to increase our cost to serve California customers; however the Company cannot at this time predict the financial impact of these matters on the Company’s operating profitability.
     The FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California Energy Crisis of 2000 and 2001, and to recalculate what market clearing prices should, or might, have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants, the Company cannot predict whether the results would be favorable or unfavorable, or the amount of any resulting adjustment.
     In June 2006, the Company began enrolling commercial and residential electric customers in the Baltimore Gas & Electric (“BGE”) service territory in Maryland. The expiration of the rate caps in Maryland has increased the cost to customers for electricity. The Governor, along with the Maryland Public Service Commission (“PSC”) and BGE recently announced a plan to help consumers defer the cost increases over an extended period of time. That plan has been challenged by the Mayor and the City of Baltimore asking for a judicial review of the plan. On May 31, 2006, the judge in the case vacated the PSC plan and remanded it back to the PSC for reconsideration; these regulatory proceedings have not yet been finalized. The impact of these regulatory proceedings on the Company’s recent entrance into the BGE service territory cannot be predicted at this time.

     Currently, the Company actively markets natural gas in ten LDC markets within the six states of California, Georgia, Maryland, New York, Ohio and Pennsylvania. Due to significant increases in the price of natural gas, a number of LDCs have filed or communicated expectations of filing for approval of rate increases to their customers. Although the impact of these filings cannot currently be estimated, they are not anticipated to adversely impact the Company’s financial results.
Results of Operations
Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005
     The following table summarizes the results of our operations for the three months ended October 31, 2006 and 2005 (dollars in thousands).

	Three Months Ended October 31,
	2006		2005
	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$53,407	76%	$50,088	78%
Natural gas sales	15,664	22%	8,930	14%
Excess electricity sales	1,436	2%	5,350	8%

Net revenue	70,507	100%	64,368	100%
Direct energy costs	60,451	86%	56,128	87%

Gross profit	10,056	14%	8,240	13%
Selling and marketing expenses	2,235	3%	698	1%
General and administrative expenses	7,849	11%	7,609	12%

Income (loss) from operations	$(28)	—	$(67)	—

Net revenue
     The following table summarizes net revenues for the three months ended October 31, 2006 and 2005 (dollars in thousands).

	Three Months Ended October 31,
	2006		2005
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
California	$17,283	25%	$17,683	27%
Texas	16,730	24%	6,196	10%
Pennsylvania/New Jersey	14,214	20%	17,913	28%
Maryland	1,489	2%	—	—
Michigan and Others	3,691	5%	8,296	13%

Total Retail Electricity Sales	53,407	76%	50,088	78%

Natural Gas Sales:
California	4,022	6%	4,426	7%
Ohio	3,004	4%	2,621	4%
Georgia	987	1%	1,162	2%
HESCO Customers	7,257	10%	—	—
All Others	394	1%	721	1%

Total Natural Gas Sales	15,664	22%	8,930	14%
Excess Electricity Sales	1,436	2%	5,350	8%

Net Revenue	$70,507	100%	$64,368	100%

     Net revenues increased $6.1 million, or 9.5%, to $70.5 million for the three months ended October 31, 2006 from $64.4 million for comparable quarter in 2005. The increase in net revenues was driven primarily by a 6.7% increase in electricity sales and a 75.4% increase in natural gas sales. Higher electricity sales reflects the impact of a 168% increase in sales volumes in Texas due to customer growth, partly offset by lower retail sales in the Pennsylvania/New Jersey and Michigan markets resulting from customer attrition. Higher natural gas sales reflect the impact of the September, 2006 acquisition of the commercial and industrial natural gas customer contracts from HESCO.

     Retail electricity sales increased $3.4 million to $53.4 million for the three months ended October 31, 2006 from $50.1 million for the same period in 2005 reflecting the impact of higher sales prices, partly offset by a 15% decrease in sales volume. For the three months ended October 31, 2006, we sold 458 million kilowatt hours, or kWh, at an average retail price per kWh of $0.117, as compared to 551 million kWh sold at an average retail price per kWh of $0.090 for the comparable prior year period. Wholesale excess electricity sales for the three months ended October 31, 2006 decreased $3.9 million compared to the same period in 2005 reflecting the impact of shorter term forward supply commitments due to higher wholesale electricity prices, increased price volatility and conversion of many customers to month-to-month variable-priced contracts.
     Natural gas sales increased $6.7 million to $15.7 million for the three months ended October 31, 2006 from $8.9 million for the same period in 2005 reflecting the impact of sales to the customers acquired in September 2006 from HESCO. For the three months ended October 31, 2006, we sold 2.1 million dekatherms, or DTH, at an average retail price per DTH of $7.46, as compared to 0.7 million DTH sold at an average retail price per DTH of $12.48 during this same period in 2005. From the date of acquisition through October 31, 2006, natural gas sales to the commercial and industrial customers acquired in September, 2006 from HESCO totaled $7.3 million on sales volume of 1.2 million DTH.
     We had approximately 161,000 electricity and natural gas customers at October 31, 2006, an increase of 19% from 134,000 at October 31, 2005. We had approximately 95,000 electricity and 66,000 natural gas customers at October 31, 2006, as compared to 76,000 and 58,000 at October 31, 2005. An increase of approximately 34,000 electricity customers in Texas and Maryland more than offset high customer attrition in our Pennsylvania/New Jersey and Michigan markets. An increase of approximately 11,000 natural gas customers in our Ohio markets more than offset customer attrition in other natural gas markets. Attrition in our retail customer base largely reflects the impact of increased sales prices to our customers resulting from our passing on higher wholesale energy supply and transmission costs, without corresponding price increases from incumbent utilities due to the lack of market responsive ratemaking and a lagging regulatory approval process. Additionally, decline in our customer base in individual markets can be partly attributed to focus of our sales and marketing customer acquisition efforts.
     Gross Profit
     Gross profit increased $1.9 million, or 23%, to $10.1 million for the first quarter of fiscal 2007 from $8.2 million for the first quarter of fiscal 2006. Gross profit from electricity increased $1.4 million, or 20%, to $8.4 million for the first quarter of fiscal 2007, from $7.0 million for the first quarter of fiscal 2006, reflecting the impact of customer growth in Texas and Maryland markets. Gross profit for natural gas increased $0.5 million, or 42%, reflecting the impact of customer growth in Ohio markets and contribution from the HESCO Acquisition.
Direct Energy Costs
     Direct energy costs, which are recognized concurrently with related energy sales, include the commodity cost of natural gas and electricity, electricity transmission costs from the Independent Systems Operators (“ISOs”), transportation costs from LDCs and pipelines, other fees and costs incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer.
     Direct energy costs for the first quarter of fiscal 2007 totaled $46.5 million and $13.9 million for electricity and natural gas, respectively, compared to $48.4 million and $7.7 million, respectively, in the same period in fiscal 2006. Electricity costs averaged $0.102 per kWh for first quarter 2007 compared to $0.077 per kWh for the same period in fiscal 2006. Direct energy costs for natural gas for averaged $6.62 per DTH for the first quarter of fiscal 2007 as compared to $10.83 per DTH for the same period fiscal 2006.
Operating Expenses
     Operating expenses (comprised of both selling and marketing expenses and general and administrative expenses) increased $1.8 million, or 22%, to $10.1 million for the first quarter of fiscal 2007 from $8.3 million for the first quarter of fiscal 2006. Selling and marketing expenses increased to $2.2 million for the first quarter of fiscal 2007 from $.7 million for the first quarter of fiscal 2005, reflecting the impact of higher advertising, telemarketing, third-party commission and direct mail cost related to the Company’s increased customer acquisition initiatives. General and administrative expenses increased to $7.8 million for the first quarter of fiscal 2007 from $7.6 million for the comparable quarter of fiscal 2006, reflecting higher customer service personnel costs, and costs related to bank credit facility.

Income Taxes
     No provision for, or benefit from, income taxes was recorded for the three months ended October 31, 2006 or 2005. We provided valuation allowances equal to our calculated tax due to the amount of the Company’s net operating loss carryforwards and the related uncertainty that we would realize these tax benefits in the foreseeable future. At October 31, 2006, the Company had net operating loss carryforwards of approximately $15.8 million and $19.9 million for federal and state income tax purposes, respectively.
Liquidity and Capital Resources

	(Dollars in Thousands)
	October 31, 2006	July 31, 2006
Cash and cash equivalents	$8,086	$22,941
Working capital	25,649	32,253
Current ratio (current assets to current liabilities)	1.8:1.0	2.0:1.0
Restricted cash	16,755	17,117
Short term borrowings	—	—
Letters of credit outstanding	22,410	17,600
     As of October 31, 2006, unrestricted cash and cash equivalents decreased to $8.1 million from $22.9 million at July 31, 2006. Working capital decreased $6.3 million to $25.9 million from $32.3 million. These decreases in unrestricted cash and cash equivalents and working capital primarily reflect the impact of the HESCO Acquisition in September 2006, and the impact of increases in accounts receivable related to the HESCO acquisition, seasonal increases in natural gas inventory, additions of property and equipment related to our major systems upgrades, offset by a reduction in prepaid expenses and other current resulting from substituting letters of credit for energy deposits. Restricted cash decreased slightly to $16.8 million as of October 31, 2006 and includes $10 million required pursuant to our Credit Facility and $6.0 million to secure a performance bond for us to conduct business in the state of Pennsylvania. In addition, as of October 31, 2006, we had $2.2 million in deposits pledged as collateral in connection with energy supply and distribution energy agreements. Letters of credits outstanding at October 31, 2006 increased to $22.4 million with the entire increase relating to $5.0 million of supplier credit and performance terms required by the HESCO Acquisition.
     Our principal sources of liquidity for funding our ongoing operations are our existing cash and cash equivalents, cash generated from operations, and credit extended by suppliers. Credit terms from our energy suppliers may require us to post collateral against our forward energy purchases and mark-to-market credit exposures. In June 2006, we entered into a working capital backed credit facility to be utilized primarily for the issuance of letters of credit in support of our forward energy purchases from suppliers. Based upon our current plans, our estimate of forward energy prices, level of operations and business conditions, we believe that our current restricted and unrestricted cash balances, cash generated from operations and our Credit Facility (pursuant to its existing terms) will be sufficient to meet our capital requirements and working capital needs for the foreseeable future. However, there can be no assurance that we will not be required to seek other financing in the future or that such financing, if required, will be available on terms satisfactory to us.
Credit Facility
     In June 2006, Commerce entered into a Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Finance Corporation (Western) (the “Agent”) for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is limited by a calculated borrowing base consisting of the majority of the Company’s cash on deposit with Agent and the Company’s receivables and natural gas inventories. As of October 31, 2006, letters of credit issued under the facility totaled $22.4 million and there were no outstanding borrowings. Fees for letters of credit issued range from 1.50 to 1.75 percent per annum, depending on the level of Excess Availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.
     The Credit Facility contains covenants, subject to specific exceptions, restricting Commerce, the Company and its subsidiaries from: (a) incurring additional indebtedness; (b) granting certain liens; (c) disposing of certain assets; (d) making certain restricted payments; (e) entering into certain other agreements; and (f) making certain investments. The Credit Facility also restricts our ability to pay cash dividends on our common stock; restricts Commerce from making cash dividends to the Company without the Lender’s consent; and limits the amount of our annual capital expenditures to $3.5 million without the consent of Agent and The CIT Group/Business Credit, Inc. (collectively, the “Lenders”). We must also maintain a minimum of $10 million of Eligible Cash Collateral, as defined in the Credit Facility, at all times.
     On September 20, 2006, the Company and Commerce entered into an amendment of the Credit Facility (the ‘First Amendment”) pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, as defined in the Credit Facility, capital expenditures and the notification to the Lenders of the grant of certain liens to a natural gas supplier. Pursuant to the First Amendment, the Lenders also agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce to consummate the HESCO Acquisition in compliance with the Credit Facility.
     On October 26, 2006, the Company entered into a second amendment of the Credit Facility (the “Second Amendment”) pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability. The Lenders also agreed in the Second Amendment to (a) defer prospective compliance with the Fixed Charge Coverage Ratio covenant and (b) reduce the minimum amount of Excess Availability that Commerce will be required to maintain for a period of time in the future.
     Consolidated Cash Flows
     The following table summarizes our statements of cash flows for the three months ended October 31, 2006 and 2005 (in thousands):

	Three Months Ended
	October 31, 2006	October 31, 2005
Net cash provided by (used in):
Operating activities	$(9,488)	$(11,506)
Investing activities	(5,747)	(514)
Financing activities	380	(91)

Net increase (decrease) in cash and cash equivalents	$(14,855)	$(12,111)

     Net cash used in operating activities represents net income, adjusted for non-cash charges and working capital changes. The $2.0 million decrease in net cash used in operating activities for the first quarter of fiscal 2007 compared to cash used in the first quarter of fiscal 2006 was due primarily to higher net income, adjusted for non-cash charges. For the first quarter of fiscal 2007, net cash used by operating activities of $9.5 million was comprised largely of an increase of $7.7 million in accounts receivable, net resulting from the HESCO Acquisition and an increase of $2.7 million in natural gas inventory.
     The $5.2 million increase in net cash used in investing activities for the first quarter of fiscal 2007 compared to cash used in the first quarter of fiscal 2006 reflects the use of $4.2 million related to the HESCO Acquisition and a $1.0 million increase in capital expenditures. Capital expenditures for the three months ended October 31, 2006 were comprised primarily of expenditures related to the development and enhancement of information technology systems.
Contractual Obligations
     As of October 31, 2006, we have forward purchase contract commitments (entered into in the normal course of doing business) for $54.7 million in electricity and $14.4 million in gas. These contracts are for one year or less and are with various suppliers.
Critical Accounting Policies and Estimates
     The following discussion and analysis of our financial condition and operating results are based on our consolidated financial statements. The preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to the consolidated financial statements. The accounting policies discussed below are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
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

As a result of a sale on January 28, 2005 of two significant electricity forward physical delivery contracts (on a net cash settlement basis) back to the original supplier, the normal purchase and normal sale exemption under SFAS No. 133 was no longer available for our Pennsylvania market (PJM-ISO). Accordingly, for the period from February 2005 through July 2006, we designated forward physical delivery contracts entered into for our Pennsylvania electricity market (PJM-ISO) as cash flow hedges, whereby market to market accounting gains or losses were deferred and reported as a component of Other Comprehensive Income (Loss) until the time of physical delivery. Effective August 1, 2006, the normal purchase and normal sale exemption has been reinstated for the PJM-ISO market.

•	Utility and independent system operator — Included in direct energy costs, along with the cost of energy that we purchase, are scheduling costs, Independent System Operator, or ISO, fees, interstate pipeline costs and utility service charges. The actual charges and certain energy costs are not finalized until subsequent settlement processes are performed for all distribution system participants. Prior to the completion of settlements (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual information resulting in the need to adjust previous estimates.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial conditions of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Net revenue and unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the estimated sale amount for power delivered to a customer at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated based upon the amount of power delivered, but not yet billed, multiplied by the estimated sales price per unit.

•	Inventory — Inventory consists of natural gas in storage as required by state regulators and contracted obligations under customer choice programs. Inventory is stated at the lower of cost or market.

•	Customer Acquisition Cost — The Company pays an upfront fee to certain third party vendors for the acquisition of new customer contracts. These customer acquisition costs related to specific new customers contracts acquired are deferred and amortized over the life of the initial customer contract, typically one year.

•	Legal matters — From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     There have been no material changes to information called for by this Item 3 of Part I to this Quarterly Report on Form 10-Q from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.
     As of October 31, 2006, we had 91% of our forecasted fixed-priced energy load through July 31, 2007 covered through either fixed price power purchases with counterparties, or price protected through financial hedges.
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
Changes in Internal Control Over Financial Reporting
     In connection with the above-referenced evaluation, no change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Reference is made to our Annual Report on Form 10-K for the period ended July 31, 2006 (the “Form 10-K”) for a summary of our previously reported legal proceedings. Since the date of the Form 10-K, there have been no material developments in previously reported legal proceedings, except as set forth below.
     On November 30, 2006, representatives of the Company and American Communications Network met in New York City with a mediator in an effort to resolve their dispute prior to arbitration. The parties were unable to reach agreement on terms of a settlement. The parties are currently in the process of selecting an arbitration panel to hear their dispute. Although the Company cannot predict the ultimate outcome of this matter, it intends to pursue the claims vigorously in arbitration and currently believes that no loss accrual is warranted related to this matter.
Item 1A. Risk Factors.
     There have been no significant changes to the risk factors disclosed in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
     The exhibits listed below are hereby filed with the SEC as part of this Report.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004 previously filed with the SEC on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

10.1	First Amendment to Loan and Security Agreement and Waiver dated September 20, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.2	Second Amendment to Loan and Security Agreement and Waiver dated October 26, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the Commission on October 30, 2006 as Exhibit 10.91 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.3	Asset Purchase Agreement dated September 20, 2006 between Houston Energy Services Company, L.L.C. and Commerce Energy, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.4	Transition Services Agreement dated September 20, 2006 among Commerce Energy, Inc. and Houston Energy Services Company, L.L.C., previously filed with the Commission on September 26, 2006 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.5	Guaranty Agreement dated September 20, 2006 among Commerce Energy, Inc., Thomas L. Goudie, James Bujnoch, Jr., Gary Hollowell, Dustin Roach, Steve Loy and Arnold Perez, previously filed with the Commission on September 26, 2006 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of Act of 1934.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

Date: December 14, 2006	By:	/s/ STEVEN S. BOSS

Steven S. Boss
Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2006	By:	/s/ LAWRENCE CLAYTON, JR.

Lawrence Clayton, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004 previously filed with the SEC on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

10.1	First Amendment to Loan and Security Agreement and Waiver dated September 20, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.2	Second Amendment to Loan and Security Agreement and Waiver dated October 26, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the Commission on October 30, 2006 as Exhibit 10.91 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.3	Asset Purchase Agreement dated September 20, 2006 between Houston Energy Services Company, L.L.C. and Commerce Energy, Inc., previously filed with the Commission on September 26, 2006 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.4	Transition Services Agreement dated September 20, 2006 among Commerce Energy, Inc. and Houston Energy Services Company, L.L.C., previously filed with the Commission on September 26, 2006 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.5	Guaranty Agreement dated September 20, 2006 among Commerce Energy, Inc., Thomas L. Goudie, James Bujnoch, Jr., Gary Hollowell, Dustin Roach, Steve Loy and Arnold Perez, previously filed with the Commission on September 26, 2006 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of Act of 1934.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.