Form 10-Q
period 2007-01-31
COMMERCE ENERGY GROUP, INC.
filed 2007-03-19
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-32239
COMMERCE ENERGY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0501090 (I.R.S. Employer Identification No.)

600 Anton Boulevard, Suite 2000, Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 9, 2007, 29,752,576 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

COMMERCE ENERGY GROUP, INC.
Form 10-Q
For the Period Ended January 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net revenue	$92,644	$72,654	$163,152	$137,022
Direct energy costs	78,112	68,892	138,563	125,020

Gross profit	14,532	3,762	24,589	12,002
Selling and marketing expenses	2,607	1,228	4,845	1,926
General and administrative expenses	9,637	6,847	17,484	14,456

Income (loss) from operations	2,288	(4,313)	2,260	(4,380)
Other income and expenses:
Interest income, net	251	201	662	488

Net income (loss)	$2,539	$(4,112)	$2,922	$(3,892)

Income (loss) per common share:
Basic and diluted	$0.09	$(0.13)	$0.10	$(0.13)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 31, 2007	July 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,292	$22,941
Accounts receivable, net	52,369	30,650
Natural gas inventory	3,960	4,578
Prepaid expenses and other current	4,586	6,827

Total current assets	68,207	64,996
Restricted cash and cash equivalent	10,595	17,117
Deposits	1,365	2,506
Property and equipment, net	7,474	5,866
Goodwill	4,247	4,801
Other intangible assets, net	7,041	3,790

Total assets	$98,929	$99,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,728	$26,876
Accrued liabilities	7,409	5,867

Total current liabilities	32,137	32,743

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 29,632 shares issued and outstanding at July 31, 2006 and 29,762 (unaudited) at January 31, 2007	59,114	58,849
Accumulated other comprehensive income (loss)	(457)	2,271
Retained earnings	8,135	5,213

Total stockholders’ equity	66,792	66,333

Total liabilities and stockholders’ equity	$98,929	$99,076

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$2,922	$(3,892)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	714	544
Amortization	1,008	553
Provision for doubtful accounts	2,200	1,708
Stock-based compensation expense	266	340
Changes in operating assets and liabilities:
Accounts receivable, net	(23,918)	(11,976)
Inventory	617	482
Prepaid expenses and other current assets	1,303	(3,471)
Accounts payable	(2,147)	(2,395)
Accrued liabilities and other	630	3,998

Net cash used in operating activities	(16,405)	(14,109)
Cash Flows From Investing Activities
Purchase of property and equipment	(2,322)	(1,394)
Purchase of intangible assets	(4,217)	—
Sale of intangibles — customer contracts sold	756	—

Net cash used in investing activities	(5,783)	(1,394)
Cash Flows From Financing Activities
Credit line commitment fee	17	—
Repurchase of stock	—	(2,204)
Decrease (increase) in restricted cash	6,522	(2,257)

Net cash provided by (used in) financing activities	6,539	(4,461)

Decrease in cash and cash equivalents	(15,649)	(19,964)
Cash and cash equivalents at beginning of period	22,941	33,344

Cash and cash equivalents at end of period	$7,292	$13,380

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
Note 1. Summary of Significant Accounting Policies
   Basis of Presentation
     The unaudited condensed consolidated financial statements as of January 31, 2007 and for the three and six months ended January 31, 2007 and 2006 of Commerce Energy Group, Inc. (the “Company”) include its two wholly-owned subsidiaries: Commerce Energy, Inc. (“Commerce”) and Skipping Stone Inc. (“Skipping Stone”). All material intercompany balances and transactions have been eliminated in consolidation.
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
   Revenue Recognition
     Energy revenues are recognized when the electricity and natural gas are delivered to the Company’s customers and are comprised of the following:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Retail electricity sales	$50,711	$44,352	$104,118	$94,442
Excess electricity sales	99	1,540	1,535	6,889

Total electricity sales	50,810	45,892	105,653	101,331
Retail natural gas sales	41,834	26,762	57,499	35,691

Net revenue	$92,644	$72,654	$163,152	$137,022

     The Company purchases electricity and natural gas utilizing forward physical delivery contracts based on the projected usage of its customers.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
   Stock-Based Compensation
     The total compensation cost associated with stock options and restricted stock for the three and six months ended January 31, 2007 was $132 and $266, respectively, and is included in general and administrative expenses.
     The fair value of options granted is estimated on the date of grant using the Black-Scholes model based on the weighted-average assumptions in the table below. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of the grant with maturity dates approximately equal to the expected life at the grant date. The historical volatility of the Company’s common stock is used as the basis for the expected volatility.

	Six Months Ended
	January 31,
	2007	2006
Weighted-average risk-free interest rate	4.8%	4.1%
Average expected life in years	4.44	5.28
Expected dividends	None	None
Expected volatility	0.73	0.78
     A summary of option activity under the Company’s 1999 Equity Incentive Plan (the “1999 Plan”) and the Company’s 2006 Stock Incentive Plan (the “SIP”) and under certain individual plans, during the quarter ended January 31, 2007 is presented below.

	Options Outstanding
			Weighted
	Number of		Average	Aggregate
	Shares	Exercise Price	Exercise	Intrinsic
	(in Thousands)	Per Share	Price	Value
Options outstanding as of October 31, 2006	7,743	$1.00-$3.75	$2.32
Options cancelled	100	$2.50-$3.75	$2.51

Options outstanding as of January 31, 2007 (1)	7,643	$1.00-$3.75	$2.32	$50

(1)	Options exercisable as of January 31, 2007 were 7,413 with weighted average exercise price of $2.34 and an aggregate intrinsic value of $50.
     As of January 31, 2007, there was $163 of total unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over the period February 2007 through December 2008. The total unrecognized compensation cost relating to non-vested restricted stock was $497 and will be recognized over the period of February 2007 through September 2009. For the three and six months ended January 31, 2007, 100,000 and 130,000 shares, respectively, of restricted stock were issued for a total of 549,000 shares outstanding with a total market value of $785 as of January 31, 2007. These restricted shares vest in accordance with the terms of various written agreements.
   Employee Stock Purchase and Stock Incentive Plans
     The Company’s Amended and Restated 2005 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees of the Company and its designated affiliates to purchase shares of the Company’s common stock through payroll deductions, subject to an aggregate limit of 3,000,000 shares of common stock that may be purchased under the ESPP. The ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, thereby allowing participating employees to purchase shares of the Company’s common stock at a discount on a tax-favored basis. The Company has registered the shares of common stock under the ESPP with the Securities and Exchange Commission (the “SEC”) on a Form S-8. From the commencement of the ESPP through January 2007, 27,168 shares have been purchased by Company employees under the ESPP.
     The Company’s 2006 Stock Incentive Plan (the “SIP”) allows for grants pursuant to a variety of awards, including options, share appreciation rights, restricted shares, restricted share units, deferred share units and performance-based awards in the form of stock appreciation rights, deferred shares and performance units. The Company has registered its common stock, which may be issued under the SIP, with the SEC on a Form S-8 Registration Statement and, at January 31, 2007, 1,133,334 shares of the Company’s common stock may be issued pursuant to Awards under the SIP. Awards under the SIP may be made to key employees and directors of the

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
Company or any of its subsidiaries whose participation in the SIP is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors.
   Income Tax
     The Company has established valuation allowances to reserve its net deferred tax assets due to the uncertainty that the Company will realize the related tax benefits in the foreseeable future. At January 31, 2007, the Company had net operating loss carryforwards of approximately $14.8 million and $20.0 million for federal and state income tax purposes, respectively.
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
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net income (loss)	$2,539	$(4,112)	$2,922	$(3,892)
Changes in fair value of cash flow hedges	(131)	(845)	(2,728)	(1,022)

Comprehensive income (loss)	$2,408	$(4,957)	$194	$(4,914)

     Accumulated other comprehensive income (loss) included in stockholders’ equity totaled $(457) and $2,271 at January 31, 2007 and July 31, 2006, respectively.
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
   Accounts Receivable, Net
     Accounts receivable, net, is comprised of the following:

	January 31,	July 31,
	2007	2006
Billed	$37,411	$21,768
Unbilled	18,613	13,382

	$56,024	$35,150
Less allowance for doubtful accounts	(3,655)	(4,500)

Accounts receivable, net	$52,369	$30,650

   Inventory
     Inventory represents natural gas in storage as required by state regulatory bodies and contractual obligations under customer choice programs. Inventory is stated at the lower of weighted average cost or market.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
Note 2. Basic and Diluted Income (Loss) per Common Share
     Basic income (loss) per common share was computed by dividing net income (loss) available to common stockholders, by the weighted average number of common shares outstanding during the period. Diluted income per common share reflects the potential dilution that would occur if all outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net income (loss) by the weighted-average number of common shares plus dilutive common equivalent shares outstanding, unless they were anti-dilutive.
     The following is a reconciliation of the numerator income (loss) and the denominator (common shares in thousands) used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$2,539	$(4,112)	$2,922	$(3,892)

Net income (loss) applicable to common stock —basic and diluted	$2,539	$(4,112)	$2,922	$(3,892)

Denominator:
Weighted-average outstanding common shares — basic	29,687	30,464	29,663	30,881
Effect of stock options	34	—	30	—

Weighted-average outstanding common shares — diluted	29,721	30,464	29,693	30,881

Note 3. Market and Regulatory
     The Company currently serves electricity and gas customers in ten states, operating within the jurisdictional territory of twenty—three different local distribution companies (“LDCs”). Regulatory requirements are determined at the individual state level, and administered and monitored by the Public Utility Commission (“PUC”), of each state. Operating rules and tariff filings by LDCs for changes in their allowed billing rates to their customers, among other things, can significantly impact the viability of the Company’s sales and marketing plans and its overall operating and financial results. The Company sees several significant matters or trends in our retail electricity and natural gas markets which are discussed below.
     In California, the California Public Utility Commission (“CPUC”) issued a ruling in September 2001 suspending the right of Direct Access, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, permitting the Company to keep current direct access customers and to solicit direct access customers served by other Electricity Service Providers (“ESPs”), prohibits the Company from soliciting new non-direct access customers for an indefinite period of time. Additionally, the CPUC and the Federal Energy Regulatory Commission (“FERC”) have made several recent determinations which are expected to increase the cost of serving California customers; however the Company cannot predict the financial impact of these matters on the Company’s operations.
     The FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California energy crisis of 2000 and 2001, and to recalculate what market clearing prices should or might have been under alternative scenarios of behavior by market participants. In addition, several legal proceedings arising from the California energy crisis of 2000 and 2001 are pending before the FERC and other regulatory and judicial bodies, which may have an impact on the Company. On January 5, 2007, Commerce and certain other parties (collectively, the “Settling Parties”) signed an APX Settlement and Release of Claims Agreement (the “Settlement Agreement”) relating to certain of those proceedings and filed such agreement together with a Joint Offer of Settlement and Motion for Expedited Consideration with FERC. The Settlement Agreement became effective on FERC’s approval which was received on March 1, 2007. Under the Settlement Agreement, several Settling Parties will be entitled to payments from APX, Inc. (“APX”), with Commerce expected to receive up to approximately $6.5 million. Although the precise amount and timing of the disbursements under the Settlement Agreement will depend on a number of factors, including, without limitation, verification of settlement calculations, the Company expects to receive a portion of the payment in March 2007. The monies earmarked for Commerce under the settlement are not guaranteed to be paid, and Commerce has not independently verified the amounts payable. The Settlement Agreement is subject to rehearing review at FERC, requests for which must be made no later than March 30, 2007, and possible court review. Commerce, subject to the order of a court, FERC or other body with jurisdiction, could be required to

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
return or redistribute some or all of the funds received under the Settlement Agreement. For a further description of settlement of the APX proceeding involving Commerce, see Note 5.
     Although the settlement of the APX matter resolves certain of the proceedings arising from the California energy crisis of 2000 and 2001, other proceedings that may affect the Company remain pending. The Company cannot at this time predict whether, or to what extent, these proceedings will have a financial impact on the Company’s financial results.
     Currently, the Company markets natural gas in fourteen LDC markets within the seven states of California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania. Based upon review of business growth opportunities and related market regulations, in January 2007, the Company divested approximately 7,000 of its natural gas customers in its Georgia and New York markets; the net proceeds from this divestiture was approximately $690. A number of LDCs have filed or communicated expectations of filing for approval of rate increases to their customers due to significant increases in the market price of natural gas. Although the impact of these filings cannot currently be estimated, they are not anticipated to adversely impact the Company’s financial results.
Note 4. HESCO Customer Acquisition
     On September 20, 2006, the Company entered into an Asset Purchase Agreement with HESCO to acquire certain assets consisting principally of contracts with end-use customers in California, Florida, Nevada, Kentucky and Texas consuming approximately 12 billion cubic feet of natural gas annually. The effective date of the acquisition was September 1, 2006. Commerce acquired the HESCO assets for approximately $4.1 million in cash. The purchase price has all been allocated to contracts with end-use customers and is being amortized over an estimated life of four years.
Note 5. Contingencies
   APX Settlement
     During 2000 and 2001, Commerce bought, sold and scheduled power in the California wholesale energy markets through the markets and services of APX, Inc. (“APX”). As a result of a complaint filed at the Federal Energy Regulatory Commission (“FERC”) by San Diego Gas and Electric Co. in August 2000 and a line of subsequent FERC orders, Commerce became involved in proceedings at FERC related to sales and schedules in the California Power Exchange Corporation (“PX”) and the California Independent System Operator Corporation (“CAISO”) markets, Docket No. EL00-95 (the “California Refund Case”). A part of that proceeding related to APX’s involvement in those markets.
     On January 5, 2007, APX, Commerce and certain other parties (collectively, the “Settling Parties”) signed an APX Settlement and Release of Claims Agreement (the “Settlement Agreement”) and filed such agreement along with a Joint Offer of Settlement and Motion for Expedited Consideration with FERC in the California Refund Case. The Settlement Agreement, among other things, established a mechanism for allocating refunds owed to APX and to resolve certain other matters and claims related to APX’s participation in the PX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. The effectiveness of the Settlement Agreement was subject to receipt of FERC’s approval, which was received on March 1, 2007.
     Under the Settlement Agreement, several Settling Parties will be entitled to payments from APX, with Commerce expected to receive up to approximately $6.5 million. Although the precise amount and timing of the disbursements under the Settlement Agreement will depend on a number of factors, including, without limitation, verification of settlement calculations, the Company expects to receive a portion of the payment in March 2007. The monies earmarked for Commerce under the settlement are not guaranteed to be paid, and Commerce has not independently verified the amounts payable. By entering into the Settlement Agreement, claims against Commerce by any party to the Settlement Agreement for refunds, disgorgement of profits or other monetary or non-monetary remedies for APX-related claims shall be deemed resolved with prejudice and settled insofar as APX remains a net payment recipient (as that term is defined in the Settlement Agreement) in the proceeding at FERC.
     In addition, the Settlement Agreement resolves and terminates certain disputes pending before FERC and the United States Court of Appeals for the Ninth Circuit relating to APX’s actions in the PX and CAISO centralized spot markets for wholesale electricity, as well as disputes among participants in the APX market and the appropriate allocation of monies due among the APX participants insofar as APX continues to be a net refund recipient during the settlement period.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
     The Settlement Agreement is subject to rehearing review at FERC, requests for which must be made no later than March 30, 2007, and possible court review. Commerce, subject to the order of a court, FERC or other body with jurisdiction, could be required to return or redistribute some or all of the funds received under the Settlement Agreement.
   ACN Arbitration
     American Communications Network (“ACN”), the Company and Commerce entered into a Sales Agency Agreement in connection with the Company’s purchase of certain assets of ACN and certain of its subsidiaries in February 2005. This agreement, which amongst other things provided for the payment of sales commissions to ACN sales representatives, was terminated by ACN effective February 9, 2006. On February 24, 2006, ACN had delivered to the Company an arbitration demand claim, alleging that Commerce was liable for significant actual, consequential and punitive damages and restitution on a variety of causes of action including anticipatory breach of contract, unjust enrichment, tortuous interference with prospective economic advantage and prima facie tort with respect to alleged future commissions arising after ACN’s termination of the Sales Agency Agreement. This claim was delivered via mail to the Company but was not filed with the American Arbitration Association (“AAA”).
     On March 23, 2006, Commerce filed a Demand for Arbitration with the AAA in New York of this dispute with ACN asserting claims for declaratory relief, material breach of contract and breach of the implied covenant of good faith and fair dealing. This Demand for Arbitration seeks compensatory damages in an amount to be determined at the arbitration. On May 4, 2006, ACN filed with the AAA in New York its Demand for Arbitration of this dispute with Commerce. In its Demand, ACN alleges claims against Commerce for breach of contract and breach of implied duty of good faith and fair dealing, seeking damages and restitution in amounts to be determined at the hearing. On November 30, 2006, representatives of the Company and ACN met in New York City with a mediator in an effort to resolve their dispute prior to arbitration. The parties were unable to reach agreement on terms of a settlement. The parties have selected a panel of three arbitrators to hear their dispute and have set April 30, 2007 as the commencement date for the arbitration proceeding, a date which is subject to change. Although the Company cannot predict the outcome of this matter, it intends to pursue the claims vigorously and currently believes that no loss accrual is warranted related to this matter.
     The Company is currently, and from time to time may become, involved in litigation concerning claims arising out of the operations of the Company in the normal course of business. The Company is currently not involved in any legal proceeding that is expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations or financial position.
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
     For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, the Company elects cash flow hedge accounting, where appropriate. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in Accumulated other comprehensive income (“OCI”), and reflected as direct energy cost in the statement of operations as the energy is delivered.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
     The amounts recorded in Accumulated OCI at January 31, 2007 and July 31, 2006 related to cash flow hedges are summarized in the following table:

	January 31,	July 31,
	2007	2006
Current assets	$—	$1,817
Current liabilities	(823)	(362)
Deferred gains	155	816
Hedge ineffectiveness	211	—

Accumulated other comprehensive income (loss)	$(457)	$2,271

     Certain financial derivative instruments (such as swaps, options and futures), designated as fair-value hedges, economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded currently in operating income (loss) and as a current or long-term derivative asset or liability depending on their term. The subsequent changes in the fair value of these contracts may result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy cost in the consolidated statement of operations for each fiscal period. For the three months ending January 31, 2007, the impact of financial derivatives accounted for as mark-to-market resulted in a loss of $512. The mark-to-market loss resulted largely from economic hedging related to our natural gas portfolio. The notional value of these derivatives outstanding at January 31, 2007 was $373.
     As of January 31, 2007, the Company had no derivative assets included in Prepaid expenses and other, and $913 of total derivative liabilities included in Accrued liabilities.
Note 7. Credit Facility
     In June 2006, Commerce entered into a Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Finance Corporation (Western) (the “Agent”) for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is limited by a calculated borrowing base consisting of the majority of the Company’s cash on deposit with the Agent and the Company’s receivables and natural gas inventories. As of January 31, 2007, letters of credit issued under the facility totaled $22.4 million, and there were no outstanding borrowings. Basic fees for letters of credit issued range from 1.50 to 1.75 percent per annum, depending on the level of Excess Availability, as defined in the Credit Facility. The Company also pays an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.
     The Credit Facility contains covenants, subject to specific exceptions, restricting Commerce, the Company and their subsidiaries from: (a) incurring additional indebtedness; (b) granting certain liens; (c) disposing of certain assets; (d) making certain restricted payments; (e) entering into certain other agreements; and (f) making certain investments. The Credit Facility also restricts our ability to pay cash dividends on our common stock; restricts Commerce from making cash dividends to the Company; and limits the amount of our annual capital expenditures. Additionally, the Credit Facility requires Commerce to maintain at all times a minimum of $10 million of Eligible Cash Collateral, as defined in the Credit Facility.
     On March 15, 2007 the Company and Commerce entered into a Third Amendment to Loan and Security Agreement and Waiver (the “Third Amendment”) pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability. The Lenders also agreed in the Third Amendment to extend the period of time during which Commerce will be permitted to maintain a reduced level of Excess Availability in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is a discussion of the financial condition and results of operations for our fiscal quarter ended January 31, 2007. As used herein and unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries. “Commerce” refers to Commerce Energy, Inc., our principal operating subsidiary. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2006 (the “Form 10-K”).
     Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terms. The forward-looking statements contained in this section involve known and unknown risks and uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our most recently filed Form 10-K and elsewhere in this Form 10-Q, including, but not limited to, changes in general economic conditions in the markets in which we may compete; fluctuations in the market price of energy which may negatively impact the competitiveness of our product offerings to current and future customers; increased competition; our ability to retain key members of management; our ability to address changes in laws and regulations; our ability to successfully integrate businesses or customer portfolios that we may acquire; our ability to obtain and retain credit necessary to profitably support our operations; adverse state or federal legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.
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
     We were founded in 1997 as a retail electricity marketer in California. As of January 31, 2007, we delivered electricity to approximately 105,000 customers in California, Maryland, Michigan, New Jersey, Pennsylvania and Texas; and natural gas to approximately 59,000 customers in California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania. Growth of our business has occurred organically and through acquisitions. During the quarter ending January 31, 2007, based upon our review of business growth opportunities and related market regulations, we divested approximately 7,000 retail gas customers in Georgia and New York.
     The electricity and natural gas we sell to our customers is purchased from third-party suppliers under both short and long-term contracts. We do not own electricity generation or delivery facilities, natural gas producing properties or pipelines. The electricity and natural gas we sell is generally metered and always delivered to our customers by the local utilities. The local utilities also provide billing and collection services for many of our customers on our behalf. Additionally, to facilitate load shaping and demand balancing for our customers, we buy and sell surplus electricity and natural gas from and to other market participants when necessary. We utilize third party facilities for the storage of our natural gas.

     The growth of our business depends upon a number of factors, including the degree of deregulation in each state, our ability to acquire new and retain existing customers and our ability to acquire energy for our customers at competitive prices and on reasonable credit terms.
Significant Customer Acquisitions
   ACN Energy Acquisition
     On February 9, 2005, the Company acquired certain assets of ACN Utility Services, Inc. (“ACNU”), a subsidiary of American Communications Network, Inc. (“ACN”), and ACN’s retail electricity and natural gas sales business. The assets and operations acquired were comprised primarily of approximately 80,000 natural gas-and-electricity residential and small commercial customers, natural gas inventory associated with utility and pipeline storage and transportation agreements and natural gas and electricity supply agreements, scheduling and capacity contracts, software and other infrastructure. The aggregate cash purchase price of $6.9 million was allocated to intangible assets acquired, consisting of customer contracts, computer software and computer license agreements and goodwill.
   HESCO Acquisition
     On September 20, 2006, Commerce entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Houston Energy Services Company, L.L.C. (“HESCO”), a Texas limited liability company, pursuant to which Commerce acquired approximately 300 contracts with commercial and industrial natural gas end-users in California, Florida, Nevada, Kentucky and Texas expected to consume more than 12 million dekatherms (billion cubic feet) annually. The cost of the acquisition, effective as of September 1, 2006, was approximately $4.1 million in cash. The purchase price has been allocated to customer contracts and is being amortized over an estimated life of four years.
Market and Regulatory
     The Company currently serves electricity and gas customers in ten states, operating within the jurisdictional territory of 23 different local distribution companies (“LDCs”). Regulatory requirements are determined at the individual state level, and administered and monitored by the Public Utility Commission (“PUC”) of each state. Operating rules and tariff filings by LDCs for changes in their allowed billing rates to their customers, among other things, can significantly impact the viability of the Company’s sales and marketing plans, and its overall operating and financial results. In addition, we believe that there are several significant market or regulatory matters or trends in our retail electricity and natural gas markets, discussed below, which may have an effect on our operating and financial results.
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
     The FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California energy crisis of 2000 and 2001, and to recalculate what market clearing prices should or might have been under alternative scenarios of behavior by market participants. In addition, several legal proceedings arising from the California energy crisis of 2000 and 2001 are pending before the FERC and other regulatory and judicial bodies, which may have an impact on the Company. On January 5, 2007, Commerce and certain other parties (collectively, the “Settling Parties”) signed an APX Settlement and Release of Claims Agreement (the “Settlement Agreement”) relating to certain of those proceedings and filed such agreement together with a Joint Offer of Settlement and Motion for Expedited Consideration with FERC. The Settlement Agreement became effective on FERC’s approval which occurred on March 1, 2007. Under the Settlement Agreement, several Settling Parties will be entitled to payments from APX, Inc. (“APX”), with Commerce expected to receive up to approximately $6.5 million. Although the precise amount and timing of the disbursements under the Settlement Agreement will depend on a number of factors, including, without limitation, verification of settlement calculations, the Company expects to receive a portion of the payment in March 2007. The monies earmarked for Commerce under the settlement are not guaranteed to be paid, and Commerce has not independently verified the amounts payable. The Settlement Agreement is subject to rehearing review at FERC, requests for which must be made no later than March 30, 2007, and possible court review. Commerce, subject to the order of a court, FERC or other body with jurisdiction, could be required to return or redistribute some or all of the funds received under the Settlement Agreement. For a further description of settlement of the APX proceeding involving Commerce, see Part II, Item 5. Other Information, herein.
     Although the settlement of the APX matter resolves certain of the proceedings arising from the California energy crisis of 2000 and 2001, other proceedings that may affect the Company remain pending. The Company cannot at this time predict whether, or to what extent, these proceedings will have a financial impact on the Company’s financial results.
     Currently, the Company markets natural gas in 14 LDC markets within the seven states of California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania. Based upon review of business growth opportunities and related market regulations, in January 2007, the Company divested approximately 7,000 natural gas customers in its Georgia and New York markets. Due to significant increases in the market price of natural gas, a number of LDCs have filed or communicated expectations of filing for approval of rate increases to their customers. Although the impact of these filings cannot currently be estimated, they are not anticipated to adversely impact the Company’s financial results.
Results of Operations
   Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006
     The following table summarizes the results of our operations for the three months ended January 31, 2007 and 2006 (dollars in thousands).

	Three Months Ended January 31,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$50,711	55%	$44,352	61%
Natural gas sales	41,834	45%	26,762	37%
Excess electricity sales	99	—	1,540	2%

Net revenue	92,644	100%	72,654	100%
Direct energy costs	78,112	84%	68,892	95%

Gross profit	14,532	16%	3,762	5%
Selling and marketing expenses	2,607	3%	1,228	2%
General and administrative expenses	9,637	10%	6,847	9%

Income (loss) from operations	$2,288	3%	$(4,313)	(6)%

   Net revenue
     The following table summarizes net revenues for the three months ended January 31, 2007 and 2006 (dollars in thousands).

	Three Months Ended January 31,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
California	$14,071	15%	$16,405	23%
Texas	18,082	19%	3,766	5%
Pennsylvania/New Jersey	10,762	12%	17,223	24%
Maryland	5,362	6%	—	—
Michigan and Others	2,434	3%	6,958	9%

Total Retail Electricity Sales	50,711	55%	44,352	61%

Natural Gas Sales:
California	6,613	7%	8,568	12%
Ohio	12,515	13%	11,312	16%
Georgia	1,628	2%	3,943	5%
HESCO Customers	20,169	22%	—	—
All Others	909	1%	2,939	4%

Total Natural Gas Sales	41,834	45%	26,762	37%

Excess Electricity Sales	99	—	1,540	2%

Net Revenue	$92,644	100%	$72,654	100%

     Net revenues increased $20.0 million, or 27.5%, to $92.6 million for the three months ended January 31, 2007 from $72.6 million for the comparable quarter in 2006. The increase in net revenues was driven primarily by a 14.3% increase in electricity sales and a 56.3% increase in natural gas sales. Higher electricity sales reflects the impact of a 290% increase in sales volumes in Texas due to customer growth, partly offset by lower retail sales in the Pennsylvania/New Jersey and Michigan markets resulting from customer attrition. Higher natural gas sales reflect the impact of the September 2006 acquisition of the commercial and industrial natural gas customer contracts from HESCO.
     Retail electricity sales increased $6.4 million to $50.7 million, for the three months ended January 31, 2007, from $44.3 million for the same period in 2006, reflecting the impact of higher sales prices, and a 6% increase in sales volume. For the three months ended January 31, 2007, we sold 448 million kilowatt hours, or kWh, at an average retail price per kWh of $0.113, as compared to 421 million kWh sold at an average retail price per kWh of $0.105 for the comparable prior year period. Wholesale excess electricity sales for the three months ended January 31, 2007 decreased $1.4 million compared to the same period in 2006 reflecting the impact of shorter term forward supply commitments due to higher wholesale electricity prices, increased price volatility and conversion of many customers to month-to-month variable-priced contracts.
     Natural gas sales increased $15.1 million to $41.8 million for the three months ended January 31, 2007 from $26.7 million for the same period in 2006 reflecting the impact of a 129% increase in sales volumes, partly offset by a 32% decline in average retail sales prices. For the three months ended January 31, 2007, we sold 4.9 million dekatherms, or DTH, at an average retail price per DTH of $8.62, as compared to 2.1 million DTH, sold at an average retail price per DTH of $12.60 during this same period in 2006. For the three months ended January 31, 2007, sales to the commercial and industrial customers acquired from HESCO totaled $20.2 million on sales volume of 2.7 million DTH.
     We had approximately 164,000 electricity and natural gas customers at January 31, 2007, an increase of 27% from 128,000 at January 31, 2006. We had approximately 105,000 electricity and 59,000 natural gas customers at January 31, 2007, as compared to 71,000 and 57,000 at January 31, 2006. An increase of approximately 46,000 electricity customers in Texas and Maryland more than offset high customer attrition in our Pennsylvania/New Jersey and Michigan markets; an increase of approximately 16,000 natural gas customers in our Ohio markets offset customer attrition in other natural gas markets. Attrition in our retail customer base largely reflects the impact of increased sales prices to our customers resulting from our passing on higher wholesale energy supply and transmission costs, without corresponding price increases from incumbent utilities due to the lack of market responsive ratemaking and a lagging regulatory approval process. Additionally, decline in our customer base in individual markets can be partly attributed to focus of our sales and marketing customer acquisition efforts.

   Gross Profit
     Gross profit increased $10.8 million, or 286.3%, to $14.5 million for the second quarter of the fiscal year ending July 31, 2007 (“fiscal 2007”) from $3.7 million for the second quarter of the fiscal year ended July 31, 2006 (“fiscal 2006”). Gross profit from electricity increased $5.4 million to $10.4 million for the second quarter of fiscal 2007, from $5.0 million for the second quarter of fiscal 2006, reflecting the impact of customer growth in Texas and Maryland markets. Gross profit from natural gas increased $5.4 million to $4.1 million for the second quarter of fiscal 2007 from a loss of $1.3 million for the second quarter of fiscal 2006. The increase in gross profit for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, reflects the impact of (a) customer growth in Ohio markets; (b) gross profit contribution from the September 2006 HESCO customer acquisition; and (c) a mark-to-market loss of $2.7 million incurred in the second quarter of fiscal 2006 on supply contracts entered into in December 2005 which decreased in market value due to a significant decline in natural gas prices in January 2006. The decline in market value and related loss on the above-referenced supply contracts required mark-to-market accounting treatment under SFAS 133.
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
     Direct energy costs for the second quarter of fiscal 2007 totaled $40.4 million and $37.7 million for electricity and natural gas, respectively, compared to $40.9 million and $28.0 million, respectively, in the same period in fiscal 2006. Electricity costs averaged $0.090 per kWh for the second quarter 2007 compared to $0.093 per kWh for the same period in fiscal 2006. Direct energy costs for natural gas averaged $7.77 per DTH for the second quarter of fiscal 2007 as compared to $13.20 per DTH for the same period in fiscal 2006.
   Operating Expenses
     Operating expenses (comprised of both selling and marketing expenses and general and administrative expenses) increased $4.2 million, or 52%, to $12.2 million for the second quarter of fiscal 2007 from $8.1 million for the second quarter of fiscal 2006. Selling and marketing expenses increased to $2.6 million for the second quarter of fiscal 2007 from $1.2 million for the second quarter of fiscal 2006, reflecting the impact of higher advertising, telemarketing, third-party commissions and direct mail costs related to the Company’s increased customer acquisition initiatives. General and administrative expenses increased to $9.6 million for the second quarter of fiscal 2007 from $6.8 million for the comparable quarter of fiscal 2006, reflecting (a) a $1.6 million increase in personnel costs due primarily to increased incentive compensation expenses and higher customer service and information technology staff; (b) a $.5 million increase in banking costs and fees related primarily to the credit facility entered into in June 2006; and (c) higher bad debt and depreciation and amortization expenses.
   Income Taxes
     No provision for, or benefit from, income taxes was recorded for the three months ended January 31, 2007 or 2006. We provided valuation allowances equal to our calculated tax due to the amount of the Company’s net operating loss carryforwards and the related uncertainty that we would realize these tax benefits in the foreseeable future. At January 31, 2007, the Company had net operating loss carryforwards of approximately $14.8 million and $20.0 million for federal and state income tax purposes, respectively.

   Six Months Ended January 31, 2007 Compared to Six Months Ended January 31, 2006
     The following table summarizes the results of our operations for the six months ended January 31, 2007 and 2006 (dollars in thousands).

	Six Months Ended January 31,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$104,118	64%	$94,442	69%
Natural gas sales	57,499	35%	35,691	26%
Excess electricity sales	1,535	1%	6,889	5%

Net revenue	163,152	100%	137,022	100%
Direct energy costs	138,563	85%	125,020	91%

Gross profit	24,589	15%	12,002	9%
Selling and marketing expenses	4,845	3%	1,926	1%
General and administrative expenses	17,484	11%	14,456	11%

Income (loss) from operations	$2,260	1%	$(4,380)	(3%)

   Net revenue
     The following table summarizes net revenues for the six months ended January 31, 2007 and 2006 (dollars in thousands).

	Six Months Ended January 31,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
California	$31,354	19%	$34,089	25%
Texas	34,812	21%	9,962	7%
Pennsylvania/New Jersey	24,976	15%	35,135	26%
Maryland	6,852	5%	—	—
Michigan and Others	6,124	4%	15,256	11%

Total Retail Electricity Sales	104,118	64%	94,442	69%

Natural Gas Sales:
California	10,635	7%	12,994	9%
Ohio	15,519	10%	13,934	10%
Georgia	2,615	2%	5,107	4%
HESCO Customers	27,425	15%	—	—
All Others	1,305	1%	3,656	3%

Total Natural Gas Sales	57,499	35%	35,691	26%

Excess Electricity Sales	1,535	1%	6,889	5%

Net Revenue	$163,152	100%	$137,022	100%

     Net revenues increased $26.1 million, or 19.1%, to $163.2 million for the six months ended January 31, 2007 from $137.0 million for the six months ended January 31, 2006. The increase in net revenues was driven primarily by an 11.1% increase in electricity sales and a 61.1% increase in natural gas sales. Higher electricity sales reflects the impact of a 219.1% increase in sales volumes in Texas due to customer growth, partly offset by lower retail sales in the Pennsylvania/New Jersey and Michigan markets resulting from customer attrition. Higher natural gas sales reflect the impact of the September 2006 acquisition of the commercial and industrial natural gas customer contracts from HESCO.
     Retail electricity sales increased $9.7 million to $104.1 million for the six months ended January 31, 2007 from $94.4 million for the same period in 2006 reflecting the impact of higher sales prices, partly offset by a 7% decrease in sales volume. For the six months ended January 31, 2007, we sold 906 million kilowatt hours, or kWh, at an average retail price per kWh of $0.115, as compared to 972 million kWh sold at an average retail price per kWh of $0.097 for the comparable prior year period. Wholesale excess electricity sales for the six months ended January 31, 2007 decreased $5.4 million compared to the same period in 2006 reflecting the impact of shorter term forward supply commitments due to higher wholesale electricity prices, increased price volatility and conversion of many customers to month-to-month variable-priced contracts.

     Natural gas sales increased $21.8 million to $57.5 million for the six months ended January 31, 2007 from $35.7 million for the same period in 2006 reflecting the impact of sales to the customers acquired in September 2006 from HESCO. For the six months ended January 31, 2007, we sold 7.0 million dekatherms, or DTH, at an average retail price per DTH of $8.23, as compared to 2.8 million DTH, sold at an average retail price per DTH of $12.57 during this same period in 2006. From the date of acquisition through January 31, 2007, natural gas sales to the commercial and industrial customers acquired in September 2006 from HESCO totaled $27.4 million on sales volume of 3.9 million DTH.
   Gross Profit
     Gross profit increased $12.6 million, to $24.6 million for the six months ended January 31, 2007 from $12.0 million for the six months ended January 31, 2006. Gross profit from electricity totaled $18.8 million for the six months ended January 31, 2007 compared to $12.1 million for the six months ended January 31, 2006, reflecting the impact of customer growth in the Texas and Maryland markets. Gross profit for natural gas totaled $5.8 million for the six months ended January 31, 2007 compared to a loss of $0.1 million for the six months ended January 31, 2006. The increase in gross profit from natural gas reflect the impact of (a) customer growth in Ohio markets; (b) gross margin contribution from customers acquired in the September 2006 HESCO Acquisition; and (c) a mark-to-market loss incurred in the second quarter of fiscal 2006 on natural gas supply contracts.
   Direct Energy Costs
     Direct energy costs for the six months ended January 31, 2007 totaled $86.9 million and $51.7 million for electricity and natural gas, respectively, compared to $89.3 million and $35.7 million, respectively, in the same period in fiscal 2006. Electricity costs averaged $0.096 per kWh for six months ended January 31, 2007 compared to $0.084 per kWh for the same period in fiscal 2006. Direct energy costs for natural gas for averaged $7.40 per DTH for the six months ended January 31, 2007 as compared to $12.60 per DTH for the same period in fiscal 2006.
   Operating Expenses
     Operating expenses (comprised of both selling and marketing expenses and general and administrative expenses) increased $5.9 million, or 36%, to $22.3 million for the six months ended January 31, 2007 from $16.4 million, for the same period as last year. Selling and marketing expenses increased to $4.8 million for the six months ended January 31, 2007 from $1.9 million for the same period last year, reflecting the impact of higher advertising, telemarketing, direct mail costs and consultants related to the Company’s increased customer acquisition initiatives. General and administrative expenses increased to $17.5 million for the six months ended January 31, 2007 from $14.5 million for the same period last year, reflecting higher customer service personnel costs, and costs related to our bank credit facility.
   Income Taxes
     No provision for, or benefit from, income taxes was recorded for the six months ended January 31, 2007 or 2006. We provided valuation allowances equal to our calculated tax due to the amount of the Company’s net operating loss carryforwards due to the uncertainty that we would realize these tax benefits in the foreseeable future.
   Liquidity and Capital Resources

	(Dollars in Thousands)
	January 31, 2007	July 31, 2006
Cash and cash equivalents	$7,292	$22,941
Working capital	36,070	32,253
Current ratio (current assets to current liabilities)	2.1:1.0	2.0:1.0
Restricted cash	10,595	17,117
Short term borrowings	—	—
Letters of credit outstanding	22,364	17,600
     As of January 31, 2007, unrestricted cash and cash equivalents decreased to $7.3 million from $22.9 million at July 31, 2006. The decrease in unrestricted cash and cash equivalents primarily reflect the impact of the HESCO acquisition in September 2006, and the impact of increases in accounts receivable related to the HESCO acquisition, seasonal increases in other natural gas accounts receivable, additions of property and equipment related to our major systems upgrades, offset by a reduction in prepaid expenses and other current resulting from substituting letters of credit for energy deposits.
     The increase in working capital of $3.8 million from $32.3 million to $36.0 million was due primarily to the reduction in restricted cash offset by the HESCO acquisition. Restricted cash decreased by $6.5 million to $10.6 million as of January 31, 2007 primarily as a result of replacing a cash secured letter of credit with a surety bond of $5.7 million to operate our retail electricity business in the State of Pennsylvania. Restricted cash includes $10 million of the Company’s cash required to be deposited as Eligible Cash Collateral pursuant to the terms of the Credit Facility described below. In addition, as of January 31, 2007, we had $2.2 million in deposits pledged as collateral in connection with energy supply and distribution energy agreements. Letters of credit outstanding at January 31, 2007 increased to $22.4 million with the $4.8 million increase relating primarily to supplier credit and performance terms required by the HESCO acquisition.
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
     Capital Expenditures for the six months ending January 31, 2007 were $2,322 compared to the six months ending January 31, 2006 of $1,394. This was due primarily to our continuing enhancement of information technology systems and software.
Credit Facility
     In June 2006, Commerce entered into a Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Finance Corporation (Western) (“Agent”) for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is limited by a calculated borrowing base consisting of the majority of the Company’s cash on deposit with the Agent and the Company’s receivables and natural gas inventories. As of January 31, 2007, letters of credit issued under the facility totaled $22.4 million and there were no outstanding borrowings. Fees for letters of credit issued range from 1.50 to 1.75 percent per annum, depending on the level of Excess Availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.
     The Credit Facility contains covenants, subject to specific exceptions, restricting Commerce, the Company and its subsidiaries from: (a) incurring additional indebtedness; (b) granting certain liens; (c) disposing of certain assets; (d) making certain restricted payments; (e) entering into certain other agreements; and (f) making certain investments. The Credit Facility also restricts our ability to pay cash dividends on our common stock; restricts Commerce from making cash dividends to the Company without the consent of Agent and The CIT Group/Business Credit, Inc. (collectively, the “Lenders”); and limits the amount of our annual capital expenditures to $3.5 million without the consent of the Lenders. We must also maintain a minimum of $10 million of Eligible Cash Collateral, as defined in the Credit Facility, at all times.
     In September 2006, the Company and Commerce entered into a First Amendment to Loan and Security Agreement and Waiver (the “First Amendment”) pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, as defined in the Credit Facility, capital expenditures and the notification to the Lenders of the grant of certain liens to a natural gas supplier. Pursuant to the First Amendment, the Lenders also agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce to consummate the HESCO acquisition in compliance with the Credit Facility.
     In October 2006, the Company entered into a Second Amendment to Loan and Security Agreement and Waiver (the “Second Amendment”) pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability. The Lenders also agreed in the Second Amendment to (a) defer prospective compliance with the Fixed Charge Coverage Ratio covenant and (b) reduce and restructure the amount of Excess Availability that Commerce will be required to maintain through April 2007.
     On March 15, 2007, the Company and Commerce entered into a Third Amendment to Loan and Security Agreement and Waiver (the “Third Amendment”) pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability. The Lenders also agreed in the Third Amendment to extend the period of time during which the minimum amount of Excess Availability that Commerce will be required to maintain established by the Second Amendment will be applicable.
   Consolidated Cash Flows
     The following table summarizes our statements of cash flows for the six months ended January 31, 2007 and 2006 (in thousands):

	Six Months Ended
	January 31, 2007	January 31, 2006
Net cash provided by (used in):
Operating activities	$(16,405)	$(14,109)
Investing activities	(5,783)	(1,394)
Financing activities	6,539	(4,461)

Net decrease in cash and cash equivalents	$(15,649)	$(19,964)

     Net cash used in operating activities increased $2.3 million for the six months ending January 31, 2007 compared to the six months ending January 31, 2006 reflecting the impact of higher accounts receivable partly offset by increased net income (loss), adjusted for non-cash charges,.
     Net cash used in investing activities increased $4.4 million for the six months ended January 31, 2007 compared to the six months ended January 31, 2006 reflecting the use of cash in the HESCO Acquisition. Capital expenditures for the six months ended January 31, 2007 and 2006 were $2.3 million and $1.4 million, respectively, comprised primarily of expenditures related to the development and enhancement of information technology systems.
     Net cash of $6.5 million was provided by financing activities for the six months ended January 31, 2007 compared to net cash of $4.5 million used in the six months ended January 31, 2006, reflecting the change in restricted cash and cash equivalents used to secure a performance bond in Pennsylvania and $2.2 million of cash used in the six months ended January 31, 2006 to repurchase company stock in connection with a settlement agreement with former executive officers.
   Contractual Obligations
     As of January 31, 2007, we have forward-purchase contract commitments (entered into in the normal course of doing business) for $37.5 million in electricity and $8.1 million in gas. These contracts are for one year or less and are with various suppliers.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and operating results are based on our consolidated financial statements. The preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to the consolidated financial statements. The accounting policies discussed below are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
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

We also utilize other financial derivatives, primarily swaps, options and futures to hedge our commodity price risks. Certain derivative instruments, which are designated as economic hedges or as speculative, do not qualify for hedge accounting treatment and require current period mark to market accounting in accordance with SFAS No. 133, with fair market value being used to determine the related income or expense that is recorded each quarter in the statement of operations. As a result, the changes in fair value of derivatives that do not meet the requirements of normal purchase and normal sale accounting treatment or cash flow hedge accounting are recorded in operating income (loss) and as a current or long-term derivative asset or liability. To the extent that the hedges are not effective, for transactions qualifying as hedges, any ineffective portion of the changes in fair market value is recorded currently in direct energy costs. The subsequent changes in the fair value of these contracts could result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy costs in our consolidated statement of operations for each period.

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

•	Utility and independent system operator — Included in direct energy costs, along with the cost of energy that we purchase, are scheduling costs, Independent System Operator, or ISO, fees, interstate pipeline costs and utility service charges. The actual charges and certain energy costs are not finalized until subsequent settlement processes are performed for all distribution system participants. Prior to the completion of settlements (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual information resulting in the need to adjust previous estimates.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial conditions of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Net revenue and unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the estimated sale amount for power delivered to a customer at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated based upon the amount of power delivered, but not yet billed, multiplied by the estimated sales price per unit.

•	Inventory — Inventory consists of natural gas in storage as required by state regulators and contracted obligations under customer choice programs. Inventory is stated at the lower of cost or market.

•	Customer Acquisition Cost — The Company pays an upfront fee to certain third-party vendors upon the successful acquisition of new customer contracts. These customer acquisition costs related to specific new customers contracts acquired are deferred and amortized over the life of the initial customer contract, typically one year.

•	Legal matters — From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     There have been no material changes to information called for by this Item 3 of Part I to this Quarterly Report on Form 10-Q from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2006 (the “Form 10-K”), except as set forth below:
     As of January 31, 2007, we had 70% of our forecasted fixed-priced energy load through July 31, 2007 covered through either fixed price power purchases with counterparties, or price protected through financial hedges.
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
Changes in Internal Control Over Financial Reporting
     In connection with the above-referenced evaluation, no change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Reference is made to Form 10-K/A (Amendment No. 1) for the year ended July 31, 2006 (the “Form 10-K”) and our Quarterly Report on Form 10-Q for the period ended October 31, 2006 (the “October 2006 Form 10-Q”) for a summary of our previously reported legal proceedings. Since the date of the October 2006 Form 10-Q, there have been no material developments in previously reported legal proceedings, except as set forth below.
     Arbitration Proceeding with American Communications Network. On November 30, 2006, representatives of the Company and American Communications Network met in New York City with a mediator in an effort to resolve their dispute prior to arbitration. The parties were unable to reach agreement on terms of a settlement. The parties have selected a panel of three arbitrators to hear their dispute and have set April 30, 2007 as the commencement date of the arbitration proceeding, a date which is subject to change. Although the Company cannot predict the outcome of this matter, it intends to pursue the claims vigorously and currently believes that no loss accrual is warranted related to this matter.
     APX Settlement. Reference is made to the description of the settlement of the APX proceedings involving Commerce set forth in Part II, Item 5 in this Report. That description is incorporated by reference in this Item I of Part II of this Report.
     The Company is currently, and from time to time may become, involved in litigation concerning claims arising out of the operations of the Company in the normal course of business. The Company is currently not involved in any legal proceeding that is expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations or financial position.
Item 1A. Risk Factors.
     There have been no significant changes to the risk factors disclosed in the Form 10-K, except as described below:
     We may need additional capital in the future and it may not be available on acceptable terms, or not at all.
     Looking ahead at long-term needs, we may need to: raise additional capital to fund the working capital requirements of our operations and growth beyond 2007; enhance or expand the range of services or products we offer to our customers; or respond to competitive pressures or perceived opportunities, such as investment, acquisition and expansion activities. If such additional capital funds are not available when required or on acceptable terms, our business and financial results could suffer.
     We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.
     In addition to the approximately 29.7 million shares of our common stock outstanding at March 9, 2007, we may issue additional shares of common stock in the following scenarios: a significant number of additional shares of our common stock my be issued if we seek to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. Additionally, we may issue approximately 7.6 million shares of our common stock pursuant to outstanding stock options; and 1.1 million shares of our common stock pursuant to awards under our 2006 Stock Incentive Plan.
     A large issuance of shares of our common stock will decrease the ownership percentage of current outstanding shareholders and may result in a decrease in the market price of our common stock. Any large issuance may also result in a change in control of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     The following two proposals were presented to and voted on at the Company’s annual meeting of stockholders held on January 25, 2007 (the “Annual Meeting”): (a) the election of two Class III directors to the Board of Directors to hold office for a term of three years, or until their respective successors are elected and qualified; and (b) a proposal to ratify the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2007.
     Proposal 1. The following nominees to the Board of Directors were elected to serve as Class III directors to hold office for a term of three years, or until their respective successors are elected and qualified: Dennis R. Leibel and Robert C. Perkins. Steven S. Boss and Gary J. Hessenauer continued in office as Class I Directors and Charles E. Bayless and Mark S. Juergensen continued in office as Class II Directors after the Annual Meeting.
     Dennis R. Leibel and Robert C. Perkins were elected as directors by a plurality vote. The tabulation of the votes cast for the election of directors was as follows:

Nominee	Votes For	Votes Withheld
Dennis R. Leibel	18,496,596	487,995
Robert C. Perkins	17,366,809	1,617,782
     Proposal 2. The proposal to ratify the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2007 was approved. The affirmative vote of a majority of shares of common stock of the Company represented in person or by proxy at the Annual Meeting and actually voting on the proposal was required for approval. The tabulation of votes was as follows:

For	Against	Abstain	Broker Non-Votes
18,751,388	72,747	160,456	0
Item 5. Other Information.
APX Proceeding Settlement.
During 2000 and 2001, Commerce bought, sold and scheduled power in the California wholesale energy markets through the markets and services of APX, Inc. (“APX”). As a result of a complaint filed at the Federal Energy Regulatory Commission (“FERC”) by San Diego Gas and Electric Co. in August 2000 and a line of subsequent FERC orders, Commerce became involved in proceedings at FERC related to sales and schedules in the California Power Exchange Corporation (“PX”) and the California Independent System Operator Corporation (“CAISO”) markets, Docket No. EL00-95 (the “California Refund Case”). A part of that proceeding related to APX’s involvement in those markets.
On January 5, 2007, APX, Commerce and certain other parties (collectively, the “Settling Parties”) signed an APX Settlement and Release of Claims Agreement (the “Settlement Agreement”) and filed such agreement along with a Joint Offer of Settlement and Motion for Expedited Consideration with FERC in the California Refund Case. The Settlement Agreement, among other things, established a mechanism for allocating refunds owed to APX and to resolve certain other matters and claims related to APX’s participation in the PX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. The effectiveness of the Settlement Agreement was subject to receipt of FERC’s approval, which was received on March 1, 2007.
Under the Settlement Agreement, several Settling Parties will be entitled to payments from APX, with Commerce expected to receive up to approximately $6.5 million. Although the precise amount and timing of the disbursements under the Settlement Agreement will depend on a number of factors, including, without limitation, verification of settlement calculations, the Company expects to receive a portion of the payment in March 2007. The monies earmarked for Commerce under the settlement are not guaranteed to be paid, and Commerce has not independently verified the amounts payable. By entering into the Settlement Agreement, claims against Commerce by any party to the Settlement Agreement for refunds, disgorgement of profits or other monetary or non-monetary remedies for APX-related claims shall be deemed resolved with prejudice and settled insofar as APX remains a net payment recipient (as that term is defined in the Settlement Agreement) in the proceeding at FERC.

In addition, the Settlement Agreement resolves and terminates certain disputes pending before FERC and the United States Court of Appeals for the Ninth Circuit relating to APX’s actions in the PX and CAISO centralized spot markets for wholesale electricity, as well as disputes among participants in the APX market and the appropriate allocation of monies due among the APX participants insofar as APX continues to be a net refund recipient during the settlement period.
The Settlement Agreement is subject to rehearing review at FERC, requests for which must be made no later than March 30, 2007, and possible court review. Commerce, subject to the order of a court, FERC or other body with jurisdiction, could be required to return or redistribute some or all of the funds received under the Settlement Agreement.
The foregoing summary of the Settlement Agreement is not complete and is qualified in its entirety by reference to the Settlement Agreement, which is attached hereto as Exhibit 10.2 and incorporated herein by reference.
Third Amendment to Loan and Security Agreement and Waiver
On March 15, 2007, the Company and Commerce entered into a Third Amendment to Loan and Security Agreement and Waiver (the “Third Amendment”) pursuant to which Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc. (collectively, the “Lenders”) waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability, each as defined in the Credit Facility. The Lenders also agreed in the Third Amendment to extend the period of time during which Commerce will be permitted to maintain a reduced level of Excess Availability in the future.
     The foregoing summary of the Third Amendment is not complete and is qualified in its entirety by reference to the Third Amendment, which is attached hereto as Exhibit 10.9 and incorporated herein by reference.

Item 6. Exhibits.
     The exhibits listed below are hereby filed with the Securities and Exchange Commission (the “SEC”) as part of this Report.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004 previously filed with the SEC on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the Commission on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

4.2	Form of Rights Certificate, previously filed with the Commission on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group. Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

10.1	Amendment No. 1 to Employment Agreement dated November 30, 2006 by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr.

10.2	APX Settlement and Release of Claims Agreement dated as of January 5, 2007 by and among the Settling Parties, including Commonwealth Energy Corporation (n/k/a Commerce Energy, Inc.).

10.3	Commerce Energy Group, Inc. Bonus Program, effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated by reference herein.

10.4	Amendment No. 1 to Employment Agreement dated January 25, 2007, by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated by reference herein.

10.5	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007, by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated by reference herein.

10.6	Amendment No. 2 to Employment Agreement dated January 25, 2007, by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 207 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on form 8-K and incorporated by reference herein.

10.7	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007, by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 2007 as Exhibit 99.5 to Commerce energy Group, Inc.’s Current Report on Form 8-K and incorporated by reference herein.

10.8	Amended and Restated Non-Employee Director Compensation Policy, Effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated by reference herein.

10.9	Third Amendment to Loan and Security Agreement dated March 15, 2007 among Commerce Energy, Inc., Commerce Energy Group, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit
Number	Description
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of Act of 1934.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.
Date: March 19, 2007	By:	/s/ STEVEN S. BOSS
Steven S. Boss
Chief Executive Officer (Principal Executive Officer)

Date: March 19, 2007	By:	/s/ LAWRENCE CLAYTON, JR.
Lawrence Clayton, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004 previously filed with the SEC on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the Commission on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

4.2	Form of Rights Certificate, previously filed with the Commission on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group. Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

10.1	Amendment No. 1 to Employment Agreement dated November 30, 2006, by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr.

10.2	APX Settlement and Release of Claims Agreement dated as of January 5, 2007 by and among the Settling Parties, including Commonwealth Energy Corporation (n/k/a Commerce Energy, Inc.).

10.3	Commerce Energy Group, Inc. Bonus Program, effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated by reference herein.

10.4	Amendment No. 1 to Employment Agreement dated January 25, 2007, by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated by reference herein.

10.5	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007, by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated by reference herein.

10.6	Amendment No. 2 to Employment Agreement dated January 25, 2007, by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 207 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on form 8-K and incorporated by reference herein.

10.7	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007, by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 2007 as Exhibit 99.5 to Commerce energy Group, Inc.’s Current Report on Form 8-K and incorporated by reference herein.

10.8	Amended and Restated Non-Employee Director Compensation Policy, Effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated by reference herein.

10.9	Third Amendment to Loan and Security Agreement dated March 15, 2007 among Commerce Energy, Inc., Commerce Energy Group, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit
Number	Description
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of Act of 1934.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.