Form 10-Q
period 2007-04-30
COMMERCE ENERGY GROUP, INC.
filed 2007-06-14
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-32239
Commerce Energy Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0501090 (I.R.S. Employer Identification No.)

600 Anton Boulevard, Suite 2000
Costa Mesa, California	92626

(Address of principal executive offices)	(Zip code)
(714) 259-2500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of June 11, 2007, 30,385,868 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

COMMERCE ENERGY GROUP, INC.
Form 10-Q
For the Quarterly Period Ended April 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenue	$95,518	$57,755	$258,670	$194,777
APX settlement	5,057	—	5,057	—

Net revenue	100,575	57,755	263,727	194,777
Direct energy costs	82,946	49,643	221,509	174,664

Gross profit	17,629	8,112	42,218	20,113

Selling and marketing expenses	2,568	1,420	7,317	3,346
General and administrative expenses	9,803	5,911	27,382	20,367

Income (loss) from operations	5,258	781	7,519	(3,600)

Other income (expense):
ACN arbitration settlement	(3,900)	—	(3,900)	—
Interest, net	185	221	846	710

Total other income and expenses	(3,715)	221	(3,054)	710

Net income (loss)	$1,543	$1,002	$4,465	$(2,890)

Income (loss) per common share:
Basic	$0.05	$0.03	$0.15	$(0.09)

Diluted	$0.05	$0.03	$0.15	$(0.09)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	April 30, 2007	July 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$21,133	$22,941
Accounts receivable, net	50,245	30,650
Natural gas inventory	994	4,578
Prepaid expenses and other current	6,357	6,827

Total current assets	78,729	64,996

Restricted cash and equivalents	10,451	17,117
Deposits	1,143	2,506
Property and equipment, net	8,121	5,866
Goodwill	4,247	4,801
Other intangible assets, net	6,638	3,790

Total assets	$109,329	$99,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Energy and accounts payable	$28,462	$26,876
Other accrued liabilities	10,686	5,867

Total current liabilities	39,148	32,743

Commitments and contingencies

Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 30,387 (unaudited) at April 30, 2007 and 29,632 shares issued and outstanding at July 31, 2006	60,466	58,849
Accumulated other comprehensive income	37	2,271
Retained earnings	9,678	5,213

Total stockholders’ equity	70,181	66,333

Total liabilities and stockholders’ equity	$109,329	$99,076

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$4,465	$(2,890)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,215	801
Amortization	1,550	835
Provision for doubtful accounts	2,793	1,940
Stock-based compensation expense	421	407
Changes in operating assets and liabilities:
Accounts receivable, net	(22,387)	(210)
Inventory	3,584	3,430
Prepaid expenses and other current assets	(367)	4,407
Accounts payable	1,587	(10,140)
Accrued liabilities and other	4,401	218

Net cash used in operating activities	(2,738)	(1,202)

Cash Flows From Investing Activities
Purchase of property and equipment	(3,470)	(2,403)
Purchase of intangible assets	(4,236)	—
Sale of intangibles — customer contracts sold	756	—

Net cash used in investing activities	(6,950)	(2,403)

Cash Flows From Financing Activities
Credit line commitment fee	18	—
Proceeds from exercise of stock options	1,196	11
Repurchase of stock	—	(2,310)
Decrease (increase) in restricted cash	6,666	(4,679)

Net cash provided by (used in) financing activities	7,880	(6,978)

Decrease in cash and cash equivalents	(1,808)	(10,583)
Cash and cash equivalents at beginning of period	22,941	33,344

Cash and cash equivalents at end of period	$21,133	$22,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements as of April 30, 2007 and for the three and nine months ended April 30, 2007 and 2006 of Commerce Energy Group, Inc. (the “Company”) include its two wholly-owned subsidiaries: Commerce Energy, Inc. (“Commerce”) and Skipping Stone Inc. (“Skipping Stone”). All material inter-company balances and transactions have been eliminated in consolidation. As used herein and unless the context requires otherwise, the reference to the Company, “we,” “us” and “our” refer to Commerce Energy Group, Inc. and its subsidiaries.
Preparation of Interim Condensed Consolidated Financial Statements
     These interim condensed consolidated financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these condensed consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated results of operations, financial position, and cash flows for the interim periods presented herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2006.
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
Revenue Recognition
     Energy revenues are recognized when the electricity and natural gas are delivered to the Company’s customers and are comprised of the following:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Retail electricity sales	$52,654	$37,800	$156,776	$132,168
Excess electricity sales	—	—	1,535	6,963

Total electricity sales	52,654	37,800	158,311	139,131
Retail natural gas sales	42,864	19,955	100,359	55,646
APX settlement	5,057	—	5,057	—

Net revenue	$100,575	$57,755	$263,727	$194,777

     The Company purchases electricity and natural gas utilizing forward physical delivery contracts based on the projected usage of its customers.
Stock-Based Compensation
     The total compensation cost associated with stock options and restricted stock for the three and nine months ended April 30, 2007 was $155 and $421, respectively, and for the three and nine months ended April 30, 2006 were $66 and $407 respectively. These costs are included in general and administrative expenses.
     The fair value of options granted is estimated on the date of grant using the Black-Scholes model based on the weighted-average assumptions in the table below. The assumptions for the expected lives are based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of the grant with maturity dates approximating the expected life at the grant date. The historical volatility of the Company’s common stock is used as the basis for the expected volatility.

	Nine Months Ended
	April 30,
	2007	2006
Weighted-average risk-free interest rate	4.6%	4.95%
Average expected life in years	4.32	5.12
Expected dividends	None	None
Expected volatility	0.73	0.77
     A summary of option activity under the Company’s 1999 Equity Incentive Plan (the “1999 Plan”) and the Company’s 2006 Stock Incentive Plan (the “SIP”) and under certain individual plans, during the quarter ended April 30, 2007 is presented below.

	Options Outstanding
			Weighted
	Number of		Average	Aggregate
	Shares	Exercise Price	Exercise	Intrinsic
	(in Thousands)	Per Share	Price	Value
Options outstanding as of January 31, 2007	7,643	$1.00-$3.75	$2.32	$50
Options exercised	(535)	$1.86-$2.75	$2.24	$45
Options awarded	45	$2.56	$2.56	—

Options outstanding as of April 30, 2007 (1)	7,153	$1.00-$3.75	$2.33	$625

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

(1)	Options exercisable as April 30, 2007 were 6,903 with weighted average exercise price of $2.34 and an aggregate intrinsic value of $544.
     As of April 30, 2007, there was $178 of total unrecognized compensation cost related to non-vested outstanding stock options, which is expected to be recognized over the period May 2007 through March 2010. The total unrecognized compensation cost relating to non-vested restricted stock was $649 and will be recognized over the period of May 2007 through March 2010. For the three and nine months ended April 30, 2007, 100,000 and 230,000 shares, respectively, of restricted stock were issued for a total of 640,000 restricted shares outstanding with a total market value of $1,041 as of April 30, 2007. These restricted shares vest in accordance with the terms of various written agreements.
Employee Stock Purchase and Stock Incentive Plans
     The Company’s Amended and Restated 2005 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees of the Company or any of its subsidiaries whose participation in the ESPP is determined to be in the best interest of the Company by the Board of Directors to purchase shares of the Company’s common stock through payroll deductions. From the commencement of the ESPP in July 2006, through April 2007, 41,862 shares have been purchased by employees under the ESPP.
     The Company’s 2006 Stock Incentive Plan (the “SIP”) allows for grants pursuant to a variety of awards, including options, share appreciation rights, restricted shares, restricted share units, deferred share units and performance-based awards in the form of stock appreciation rights, deferred shares and performance units. The Company has registered its common stock, which may be issued under the SIP, with the SEC on a Form S-8 Registration Statement and, at April 30, 2007, 988,334 shares of the Company’s common stock may be issued pursuant to awards under the SIP. Awards under the SIP may be made to key employees and directors of the Company or any of its subsidiaries whose participation in the SIP is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors.
Income Tax
     The Company has established valuation allowances to reserve its net deferred tax assets due to the uncertainty that the Company will realize the related tax benefits in the foreseeable future. At April 30, 2007, the Company had net operating loss carryforwards of approximately $12.4 million and $13.8 million for federal and state income tax purposes, respectively.
Comprehensive Income (Loss)
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from certain transactions and other events and circumstances and is comprised of net income and other comprehensive income (loss).
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net income (loss)	$1,543	$1,002	$4,465	$(2,890)
Changes in fair value of cash flow hedges	454	854	(2,234)	(168)

Comprehensive income (loss)	$1,997	$1,856	$2,231	$(3,058)

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
     Accumulated other comprehensive income included in stockholders’ equity totaled $37 and $2,271 at April 30, 2007 and July 31, 2006, respectively.
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
Accounts Receivable, Net
     Accounts receivable, net, is comprised of the following:

	April 30,	July 31,
	2007	2006
Billed	$38,732	$21,768
Unbilled	15,626	13,382

	54,358	35,150
Less allowance for doubtful accounts	(4,113)	(4,500)

Accounts receivable, net	$50,245	$30,650

Inventory
     Inventory represents natural gas in storage as required under customer choice programs. Inventory is stated at the lower of weighted average cost or market.
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

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
     The following is a reconciliation of the numerator, income (loss), and the denominator, (common shares in thousands), used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,543	$1,002	$4,465	$(2,890)

Net income (loss) applicable to common stock —basic and diluted	$1,543	$1,002	$4,465	$(2,890)

Denominator:
Weighted-average outstanding common shares — basic	29,938	30,186	29,763	30,659
Effect of stock options	254	142	119	—

Weighted-average outstanding common shares — diluted	30,192	30,328	29,882	30,659

Note 3. Market and Regulatory
     The Company currently serves electricity and gas customers in ten states, operating within the jurisdictional territory of twenty-two different local distribution companies (“LDCs”). Regulatory requirements are determined at the individual state level and administered and monitored by the Public Utility Commission (“PUC”) of each state. Operating rules and tariff filings by LDCs for changes in their allowed billing rates to their customers, among other things, can significantly impact the viability of the Company’s sales and marketing plans and its overall operating and financial results. The Company sees several significant matters or trends in our retail electricity and natural gas markets which are discussed below.
     In September 2001, the California Public Utility Commission (“CPUC”) issued a ruling suspending the right of Direct Access, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, although permitting the Company to keep current Direct Access customers and to solicit Direct Access customers served by other electricity service providers, prohibits the Company from soliciting new non-Direct Access customers in California for an indefinite period of time.
     The Federal Energy Regulatory Commission (“FERC”) and other regulatory and judicial bodies continue to examine the behavior of market participants during the California energy crisis of 2000 and 2001, and several legal proceedings directly or indirectly involving the Company arose from the crisis. Certain of those proceedings involving APX, Inc. (“APX”) were resolved in January 2007. See Note 5 for further discussion of the APX settlement. Certain other such proceedings that may affect the Company remain pending. The Company cannot at this time predict whether, or to what extent, these proceedings will have an impact on the Company’s financial results.
     Currently, the Company markets natural gas in twelve LDC markets within the seven states of California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania. Based upon review of business growth opportunities and related market regulations, in January 2007, the Company divested approximately 7,000 of its natural gas customers in the Georgia and New York markets and received resulting net proceeds of approximately $690. A number of LDCs in whose territory we serve our customers have filed, or communicated expectations of filing, for approval of rate increases to their customers due to significant increases in the market price of natural gas. Although the impact of these filings cannot currently be estimated, they are not anticipated to adversely impact the Company’s financial results.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
Note 4. HESCO Customer Acquisition
     Effective September 1, 2006, the Company acquired from Houston Energy Services Company, L.L.C. (“HESCO”) certain assets consisting principally of contracts with end-use customers in California, Florida, Nevada, Kentucky and Texas consuming approximately 12 billion cubic feet of natural gas annually. The acquisition price of approximately $4,100 in cash was allocated to customer contracts and is being amortized over an estimated life of four years.
Note 5. Contingencies
APX Settlement
     During 2000 and 2001, Commerce bought, sold and scheduled power in the California wholesale energy markets through the markets and services of APX. As a result of a complaint filed at FERC by San Diego Gas and Electric Co. in August 2000 and a series of subsequent FERC orders, Commerce became involved in proceedings at FERC related to sales and schedules in the California Power Exchange Corporation (“PX”) and the California Independent System Operator Corporation (“CAISO”) markets, Docket No. EL00-95 (the “California Refund Case”). A part of that proceeding related to APX’s involvement in those markets.
     On January 5, 2007, APX, Commerce and certain other parties (collectively, the “Settling Parties”) signed an APX Settlement and Release of Claims Agreement (the “APX Settlement Agreement”) and filed such agreement along with a Joint Offer of Settlement and Motion for Expedited Consideration with FERC in the California Refund Case. The APX Settlement Agreement, among other things, established a mechanism for allocating refunds owed to APX and to resolve certain other matters and claims related to APX’s participation in the PX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. The effectiveness of the APX Settlement Agreement was subject to receipt of FERC’s approval, which was received on March 1, 2007.
     Under the APX Settlement Agreement, several Settling Parties will be entitled to payments from APX, with Commerce expected to receive up to approximately $6,500. The Company received $5,100 of the settlement payment in April 2007. The precise amount and timing of the remainder of the disbursements under the APX Settlement Agreement will depend on a number of factors, including, without limitation, verification of settlement calculations. The remaining monies earmarked for Commerce under the settlement are not guaranteed to be paid, and Commerce has not independently verified the amounts payable. By entering into the APX Settlement Agreement, claims against Commerce by any party to the APX Settlement Agreement for refunds, disgorgement of profits or other monetary or non-monetary remedies for APX-related claims shall be deemed resolved with prejudice and settled insofar as APX remains a net payment recipient (as that term is defined in the APX Settlement Agreement) in the proceeding at FERC.
     In addition, the APX Settlement Agreement resolves and terminates certain disputes pending before FERC and the United States Court of Appeals for the Ninth Circuit relating to APX’s actions in the PX and CAISO centralized spot markets for wholesale electricity, as well as disputes among participants in the APX market and the appropriate allocation of monies due among the APX participants insofar as APX continues to be a net refund recipient during the settlement period.

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
ACN Arbitration Settlement
     In connection with the Company’s purchase of certain assets (including 80,000 residential and small commercial natural gas and electricity customers) of American Communications Network, Inc. (“ACN”) and its subsidiaries in February 2005, the Company and Commerce entered into a Sales Agency Agreement with ACN. ACN terminated the Sales Agency Agreement effective February 9, 2006. Subsequent to the termination of the Sales Agency Agreement, disputes arose between the parties which, in March 2006, were submitted to arbitration before the American Arbitration Association in New York. On May 10, 2007 the panel of arbitrators issued an interim ruling in favor of ACN against the Company. On June 11, 2007, the Company, and ACN entered into a Settlement Agreement and Mutual Release (the “ACN Settlement Agreement”). Pursuant to the ACN Settlement Agreement, the Company and ACN mutually released all claims against one another, and the Company made a cash payment of $3.9 million to ACN. In addition, Commerce and ACN filed with the American Arbitration Association a Stipulation to Dismiss All Claims with Prejudice relating to the arbitration proceeding. Pursuant to the ACN Settlement Agreement, Commerce has no future financial or other obligations to ACN, other than customary covenants set forth in the ACN Settlement Agreement. The $3.9 million arbitration settlement obligation was reflected as a contract arbitration loss in the three-month period ended April 30, 2007.
Note 6. Derivative Financial Instruments
     The Company purchases substantially all of its power and natural gas utilizing forward physical delivery contracts. These physical delivery contracts are defined as commodity derivative contracts under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Using the exemption available for qualifying contracts under SFAS No. 133, the Company applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, the Company records revenue generated from customer sales as energy is delivered to retail customers and the related energy under the forward physical delivery contracts is recorded as direct energy costs when received from suppliers. As a result of a sale in January 2005 of two significant physical delivery contracts back to the original electricity supplier, the normal purchase and normal sale exemption had not been available for the forward supply costs purchased for the PJM-ISO market for the period February 2005 through July 2006. Effective August 1, 2006, the normal purchase and normal sale exemption has been reinstated for the PJM-ISO market.
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
     The amounts recorded in Accumulated OCI at April 30, 2007 and July 31, 2006 related to cash flow hedges are summarized in the following table:

COMMERCE ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	April 30,	July 31,
	2007	2006
Current assets	$—	$1,817
Current liabilities	(63)	(362)
Deferred gains	100	816
Hedge ineffectiveness	—	—

Accumulated other comprehensive income	$37	$2,271

     Certain financial derivative instruments (such as swaps, options and futures), designated as fair-value hedges, economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded currently in operating income (loss) and as a current or long-term derivative asset or liability depending on their term. The subsequent changes in the fair value of these contracts may result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy cost in the consolidated statement of operations for each fiscal period. For the three months ending April 30, 2007, the impact of financial derivatives accounted for as mark-to-market resulted in an expense of $214, and resulted mostly from economic hedging related to the Company’s natural gas portfolio. The notional value of all derivatives accounted for as mark-to-market which was outstanding at April 30, 2007 was $7,767.
     As of April 30, 2007, the Company had no derivative assets included in Prepaid expenses and other, and $63 of total derivative liabilities included in Accrued liabilities.
Note 7. Credit Facility
     In June 2006, Commerce entered into a Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Finance Corporation (Western) (the “Agent”) for up to $50,000. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is limited by a calculated borrowing base consisting of the majority of the Company’s cash on deposit with the Agent and the Company’s receivables and natural gas inventories. As of April 30, 2007, letters of credit issued under the facility totaled $21,000 and there were no outstanding borrowings. Basic letters of credit fees range from 1.50 to 1.75 percent per annum, depending on the level of Excess Availability, as defined in the Credit Facility. The Company also pays an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.
     The Credit Facility contains covenants, subject to specific exceptions, restricting Commerce, the Company and their subsidiaries from: (a) incurring additional indebtedness; (b) granting certain liens; (c) disposing of certain assets; (d) making certain restricted payments; (e) entering into certain other agreements; and (f) making certain investments. The Credit Facility also restricts the Company’s ability to pay cash dividends on its common stock; restricts Commerce from making cash dividends to the Company; and limits the amount of the Company’s annual capital expenditures. Additionally, the Credit Facility requires Commerce to maintain at all times a minimum of $10,000 of Eligible Cash Collateral, as defined in the Credit Facility.
     On March 15, 2007 the Company and Commerce entered into a Third Amendment to Loan and Security Agreement and Waiver (the “Third Amendment”) pursuant to which the Agent and the co-lender under the Credit Facility waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability, each as defined in the Credit Facility. The Agent and co-lender also agreed in the Third Amendment to extend the period of time during which Commerce will be permitted to maintain a reduced level of Excess Availability in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     As used herein and unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries. “Commerce” refers to Commerce Energy, Inc., our principal operating subsidiary. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2006, or the Form 10-K.
     Some of the statements in this Item 2 are forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events which involve risks and uncertainties. All statements other than statements of historical facts included in this Item 2 relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terms. The forward-looking statements contained in this Item 2 involve known and unknown risks and uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in the Form 10-K and elsewhere in this Form 10-Q, including, without limitation, changes in general economic conditions in the markets in which we may compete; fluctuations in the market price of energy which may negatively impact the competitiveness of our product offerings to current and future customers; increased competition; our ability to retain key members of management; our ability to address changes in laws and regulations; our ability to successfully integrate businesses or customer portfolios that we may acquire; our ability to obtain and retain credit necessary to profitably support our operations; adverse state or federal legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission, or the SEC. We caution that, while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including, without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.
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
Our Company
     We are an independent marketer of retail electricity and natural gas to residential, commercial, industrial and institutional end-use customers. Commerce is licensed by the Federal Energy Regulatory Commission, or FERC, and by state regulatory agencies as an unregulated retail marketer of electricity and natural gas.
     We were founded in 1997 as a retail electricity marketer in California. As of April 30, 2007, we delivered electricity to approximately 126,000 customers in California, Maryland, Michigan, New Jersey, Pennsylvania and Texas; and natural gas to approximately 59,000 customers in California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania. Growth of our business has occurred organically and through acquisitions.

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
Significant Customer Acquisitions
ACN Energy Acquisition
     On February 9, 2005, the Company acquired certain assets of ACN Utility Services, Inc., or ACNU, a subsidiary of American Communications Network, Inc., or ACN, and ACN’s retail electricity and natural gas sales business. The assets and operations acquired were comprised primarily of approximately 80,000 natural gas and electricity residential and small commercial customers, natural gas inventory associated with utility and pipeline storage and transportation agreements and natural gas and electricity supply agreements, scheduling and capacity contracts, software and other infrastructure. The aggregate cash purchase price of $6.9 million was allocated to intangible assets acquired, consisting of customer contracts, computer software and computer license agreements and goodwill.
HESCO Acquisition
     Effective September 1, 2006, Commerce acquired approximately 300 contracts to supply natural gas to commercial and industrial end-users in California, Florida, Nevada, Kentucky and Texas from Houston Energy Services Company, L.L.C., or HESCO. The customers acquired from HESCO, or the HESCO customers, are expected to consume more than 12 million dekatherms (billion cubic feet) annually. The acquisition price of approximately $4.1 million in cash was allocated to customer contracts and is being amortized over an estimated life of four years.
Market and Regulatory
     The Company currently serves electricity and gas customers in ten states, operating within the jurisdictional territory of twenty-two different local distribution companies, or LDCs. Regulatory requirements are determined at the individual state level and administered and monitored by the Public Utility Commission, PUC, of each state. Operating rules and tariff filings by LDCs for changes in their allowed billing rates to their customers, among other things, can significantly impact the viability of the Company’s sales and marketing plans as well as its overall operating and financial results. In addition, we believe there are several significant markets or regulatory matters or trends in our retail electricity and natural gas markets, discussed below, which may have an effect on our operating and financial results.
     In September 2001, the California Public Utility Commission, or CPUC, issued a ruling suspending the right of Direct Access, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, although permitting us to keep current Direct Access customers and to solicit Direct Access customers served by other electricity service providers, prohibits us from soliciting new non-Direct Access customers in California for an indefinite period of time.
     FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California energy crisis of 2000 and 2001, and several legal proceedings directly or indirectly involving the Company arose from the crisis. Certain of those proceedings involving APX, Inc., or APX, were resolved in January 2007. See the discussion under the caption “APX Settlement below” for a further discussion of this matter. Certain other proceedings related to the California energy crisis of 2000 and 2001 that may affect the Company remain pending. The Company cannot at this time predict whether, or to what extent, these proceedings will have an impact on the Company’s financial results.
     Currently, the Company markets natural gas in twelve LDC markets within the seven states of California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania. Based upon review of business growth opportunities and related market regulations, in January 2007, the Company divested approximately 7,000 natural gas customers in its Georgia and New York markets. Due to significant increases in the market price of natural gas, a number of LDCs in whose territory we serve our customers have filed or communicated expectations of filing for approval of rate increases to their customers. Although the impact of these filings cannot currently be estimated, they are not anticipated to adversely impact the Company’s financial results.
APX Settlement
     During 2000 and 2001, Commerce bought, sold and scheduled power in the California wholesale energy markets through the markets and services of APX. As a result of a complaint filed at FERC by San Diego Gas and Electric Co. in August 2000 and a line of subsequent FERC orders, Commerce became involved in proceedings at FERC related to sales and schedules in the California Power Exchange Corporation, or PX, and the California Independent System Operator Corporation, or CAISO, markets, Docket No. EL00-95, which we refer to as the California Refund Case. A part of that proceeding related to APX’s involvement in those markets.
     On January 5, 2007, APX, Commerce and certain other parties, whom we refer to as the Settling Parties, signed an APX Settlement and Release of Claims Agreement, or the APX Settlement Agreement, and filed such agreement along with a Joint Offer of Settlement and Motion for Expedited Consideration with FERC in the California Refund Case. The APX Settlement Agreement, among other things, established a mechanism for allocating refunds owed to APX and to resolve certain other matters and claims related to APX’s participation in the PX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. The APX Settlement Agreement became effective on March 1, 2007.
     Under the APX Settlement Agreement, several Settling Parties are entitled to payments from APX, with Commerce expected to receive up to approximately $6,500. The Company received $5,100 of the settlement payment in April 2007. The precise amount and timing of the remainder of the disbursements under the APX Settlement Agreement will depend on a number of factors, including, without limitation, verification of settlement calculations. The remaining monies earmarked for Commerce under the settlement are not guaranteed to be paid, and Commerce has not independently verified the amounts payable. By entering into the APX Settlement Agreement, claims against Commerce by any party to the APX Settlement Agreement for refunds, disgorgement of profits or other monetary or non-monetary remedies for APX-related claims shall be deemed resolved with prejudice and settled insofar as APX remains a net payment recipient (as that term is defined in the APX Settlement Agreement) in the proceeding at FERC.
     In addition, the APX Settlement Agreement resolves and terminates certain disputes pending before FERC and the United States Court of Appeals for the Ninth Circuit relating to APX’s actions in the PX and CAISO centralized spot markets for wholesale electricity, as well as disputes among participants in the APX market and the appropriate allocation of monies due among the APX participants insofar as APX continues to be a net refund recipient (as that term is defined in the APX Settlement Agreement) during the settlement period.

Results of Operations
Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006
     The following table summarizes the results of our operations for the three months ended April 30, 2007 and 2006 (dollars in thousands).

	Three Months Ended April 30,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$52,654	52%	$37,800	65%
APX settlement	5,057	5%	—	—
Natural gas sales	42,864	43%	19,955	35%

Net revenue	100,575	100%	57,755	100%
Direct energy costs	82,946	82%	49,643	86%

Gross profit	17,629	18%	8,112	14%
Selling and marketing expenses	2,568	3%	1,420	3%
General and administrative expenses	9,803	10%	5,911	10%

Income from operations	$5,258	5%	$781	1%

Net revenue
     The following table summarizes net revenues for the three months ended April 30, 2007 and 2006 (dollars in thousands).

	Three Months Ended April 30,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
California	$13,374	13%	$14,963	26%
Texas	22,312	22%	4,104	7%
Pennsylvania/New Jersey	9,329	9%	14,748	25%
Maryland	5,942	6%	—	—
Michigan and Others	1,697	2%	3,985	7%

Total Retail Electricity Sales	52,654	52%	37,800	65%

Natural Gas Sales:
California	7,543	7%	6,366	11%
Ohio	14,880	15%	9,006	16%
Georgia	61	—	2,711	5%
HESCO Customers	19,756	20%	—	—
All Others	624	1%	1,872	3%

Total Natural Gas Sales	42,864	43%	19,955	35%

APX Settlement	5,057	5%	—	—

Net Revenue	$100,575	100%	$57,755	100%

      Net revenues increased $42.8 million, or 74.1%, to $100.6 million for the three months ended April 30, 2007 from $57.8 million for the comparable quarter in 2006. The increase in net revenues was driven primarily by a 39.3% increase in electricity sales, a 114.8% increase in natural gas sales and the receipt of $5.1 million from APX

Settlement. Higher retail electricity sales reflects the impact of a 445% increase in sales volumes in Texas due to customer growth, partly offset by lower retail sales in the Pennsylvania/New Jersey and Michigan markets resulting from customer attrition. Higher natural gas sales reflect the impact of the September 2006 acquisition of the HESCO customers.
     Retail electricity sales increased $14.9 million to $52.7 million for the three months ended April 30, 2007, from $37.8 million for the same period in 2006, reflecting the impact of a 30% increase in sales volume and, to a lesser extent, higher sales prices. For the three months ended April 30, 2007, we sold 485 million kilowatt hours, or kWh, at an average retail price per kWh of $0.108, as compared to 372 million kWh sold at an average retail price per kWh of $0.100 for the comparable prior year period.
     Natural gas sales increased $22.9 million to $42.8 million for the three months ended April 30, 2007 from $20.0 million for the same period in 2006 reflecting the impact of a 180% increase in sales volumes, partly offset by a 23.3% decline in average retail sales prices. For the three months ended April 30, 2007, we sold 4.6 million dekatherms, or DTH, at an average retail price per DTH of $9.29, as compared to 1.6 million DTH, sold at an average retail price per DTH of $12.12 during this same period in 2006. For the three months ended April 30, 2007, sales to the commercial and industrial natural gas customers acquired in September 2006 totaled $19.8 million on sales volume of 2.5 million DTH.
     We had approximately 185,000 electricity and natural gas customers at April 30, 2007, an increase of 48% from 125,000 at April 30, 2006. We had approximately 126,000 electricity and 59,000 natural gas customers at April 30, 2007, as compared to 70,000 and 55,000 at April 30, 2006. An increase of approximately 63,000 electricity customers in Texas and Maryland more than offset high customer attrition in our Pennsylvania/New Jersey and Michigan markets; an increase of approximately 17,000 natural gas customers in our Ohio markets offset customer attrition in other natural gas markets. Attrition in our retail customer base largely reflects the impact of increased sales prices to our customers resulting from our passing on higher wholesale energy supply and transmission costs, without corresponding price increases from incumbent utilities due to the lack of market responsive ratemaking and a lagging regulatory approval process. Additionally, decline in our customer base in individual markets can be partly attributed to focus of our sales and marketing customer acquisition efforts.
Direct Energy Costs
     Direct energy costs, which are recognized concurrently with related energy sales, include the commodity cost of natural gas and electricity, electricity transmission costs from the Independent Systems Operators, transportation costs from LDCs and pipelines, other fees and costs incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer.
     Direct energy costs for the third quarter of fiscal 2007 totaled $43.6 million and $39.3 million for electricity and natural gas, respectively, compared to $33.9 million and $15.6 million, respectively, in the same period in fiscal 2006. Electricity costs averaged $0.090 per kWh for the third quarter 2007 compared to $0.090 per kWh for the same period in fiscal 2006. Direct energy costs for natural gas averaged $8.53 per DTH for the third quarter of fiscal 2007 as compared to $9.45 per DTH for the same period in fiscal 2006.
Gross Profit
     Gross profit increased $9.5 million, or 117.3%, to $17.6 million for the three months ended April 30, 2007 from $8.1 million for the comparable period in 2006. Gross profit from electricity increased $10.4 million to $14.2 million for the three months ended April 30, 2007 from $3.7 million for the comparable period in 2006, reflecting the impact of customer growth in Texas and Maryland and the APX settlement. Gross profit from natural gas decreased $0.9 million to $3.5 million for the three months ended April 30, 2007, from $4.4 million for the comparable period in 2006. The decrease in gross profit reflects the impact of lower gross margins on new term customers in Ohio and California and the exit from Georgia and New York markets, partly offset by customer growth in Ohio and contribution from the September 2006 commercial and industrial customer acquisition.
Selling and Marketing Expenses
     Selling and marketing expenses increased to $2.6 million for the third quarter of fiscal 2007 from $1.4 million for the third quarter of fiscal 2006, reflecting the impact of higher advertising and sales programs, telemarketing, third-party commissions and direct mail costs related to the Company’s increased customer acquisition initiatives.
General and Administrative Expenses
     General and administrative expenses increased to $9.8 million for the third quarter of fiscal 2007 from $5.9 million for the comparable quarter of fiscal 2006, reflecting an increase in personnel costs relating to higher customer service and information technology staff, higher legal, bad debt and depreciation and amortization expenses.
ACN Arbitration Settlement
     In connection with the Company’s purchase of certain assets (including 80,000 residential and small commercial natural gas and electricity customers) of American Communications Network, Inc., or ACN, and its subsidiaries in February 2005, the Company and Commerce entered into a Sales Agency Agreement with ACN pursuant to which ACN’s network of sales representatives sold the Company’s products and the Company made payments to ACN. ACN terminated the Sales Agency Agreement effective February 9, 2006, leading to various claims being asserted by and between ACN and the Company. In March 2006, the parties’ dispute was submitted to arbitration before the American Arbitration Association in New York. The arbitration was bifurcated into two phases: a determination of liability phase and a damages phase. On May 10, 2007, the panel of arbitrators issued an interim ruling in favor of ACN. On June 11, 2007, the Company and ACN entered into a Settlement Agreement and Mutual Release (the “ACN Settlement Agreement”). Pursuant to the ACN Settlement Agreement, the Company and ACN mutually released all claims against one another, and the Company made a cash payment of $3.9 million to ACN. In addition, Commerce and ACN filed with the American Arbitration Association a Stipulation to Dismiss All Claims with Prejudice relating to the arbitration proceeding. Pursuant to the ACN Settlement Agreement, Commerce has no future financial or other obligations to ACN, other than customary covenants set forth in the ACN Settlement Agreement. The $3.9 million arbitration settlement obligation was reflected as a contract arbitration loss in the three-month period ended April 30, 2007. Additionally, the Company incurred legal fees related to the ACN arbitration of $.5 million during the three months ended April 30, 2007, which is included in general and administrative expenses.

Income Taxes
     No provision for, or benefit from, income taxes was recorded for the three months ended April 30, 2007 or 2006. We provided valuation allowances equal to our calculated tax due to the amount of the Company’s net operating loss carryforwards and the related uncertainty that we would realize these tax benefits in the foreseeable future. At April 30, 2007, the Company had net operating loss carryforwards of approximately $12.4 million and $13.8 million for federal and state income tax purposes, respectively.

     Nine Months Ended April 30, 2007 Compared to Nine Months Ended April 30, 2006
     The following table summarizes the results of our operations for the nine months ended April 30, 2007 and 2006 (dollars in thousands).

	Nine Months Ended April 30,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$156,776	59%	$132,168	68%
APX settlement	5,057	2%	—	—
Natural gas sales	100,359	38%	55,646	29%
Excess electricity sales	1,535	1%	6,963	3%

Net revenue	263,727	100%	194,777	100%
Direct energy costs	221,509	84%	174,664	90%

Gross profit	42,218	16%	20,113	10%
Selling and marketing expenses	7,317	3%	3,346	2%
General and administrative expenses	27,382	10%	20,367	10%

Income (loss) from operations	$7,519	3%	$(3,600)	(2%)

Net revenue
     The following table summarizes net revenues for the nine months ended April 30, 2007 and 2006 (dollars in thousands).

	Nine Months Ended April 30,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
California	$44,729	17%	$49,051	25%
Texas	57,124	22%	14,066	7%
Pennsylvania/New Jersey	34,305	13%	49,884	26%
Maryland	12,794	5%	—	—
Michigan and Others	7,824	2%	19,167	10%

Total Retail Electricity Sales	156,776	59%	132,168	68%

Natural Gas Sales:
California	18,178	7%	19,360	10%
Ohio	30,398	11%	22,939	12%
Georgia	2,676	1%	7,816	4%
HESCO Customers	47,181	18%	—	—
All Others	1,926	1%	5,531	3%

Total Natural Gas Sales	100,359	38%	55,646	29%

Excess Electricity Sales	1,535	1%	6,963	3%
APX Settlement	5,057	2%	—	—

Net Revenue	$263,727	100%	$194,777	100%

      Net revenues increased $69.0 million, or 35.4%, to $263.7 million for the nine months ended April 30, 2007 from $194.8 million for the nine months ended April 30, 2006. The increase in net revenues was driven primarily by an 18.6% increase in electricity sales, an 80.4% increase in natural gas sales and the receipt of $5.1 million from APX Settlement. Higher retail electricity sales reflects the impact of a 284.1% increase in sales volumes in Texas due to customer growth, partly offset by lower retail sales in the Pennsylvania/New Jersey and Michigan markets resulting from customer attrition. Higher natural gas sales reflect the impact of the September 2006 acquisition of the HESCO customers.
     Retail electricity sales increased $24.6 million to $156.8 million for the nine months ended April 30, 2007 from $132.2 million for the same period in 2006 reflecting the impact of higher sales prices, and a 4% increase in sales volume. For the nine months ended April 30, 2007, we sold 1,391 million kilowatt hours, or kWh, at an average retail price per kWh of $0.112, as compared to 1,344 million kWh sold at an average retail price per kWh of $0.098 for the comparable prior year period. Wholesale excess electricity sales for the nine months ended April 30, 2007 decreased $5.4 million compared to the same period in 2006 reflecting the impact of shorter term forward supply commitments due to higher wholesale electricity prices, increased price volatility and conversion of many customers to month-to-month variable-priced contracts.
     Natural gas sales increased $44.7 million to $100.4 million for the nine months ended April 30, 2007 from $55.6 million for the same period in 2006 reflecting the impact of sales to the commercial and industrial natural gas customers acquired in September 2006. For the nine months ended April 30, 2007, we sold 11.6 million dekatherms, or DTH, at an average retail price per DTH of $8.65, as compared to 4.5 million DTH, sold at an average retail price per DTH of $12.41 during this same period in 2006. From the date of acquisition through April 30, 2007, natural gas sales to the HESCO customers totaled $47.2 million on sales volume of 6.5 million DTH.
Direct Energy Costs
     Direct energy costs for the nine months ended April 30, 2007 totaled $130.5 million and $91.2 million for electricity and natural gas, respectively, compared to $123.1 million and $51.3 million, respectively, in the same period in fiscal 2006. Electricity costs averaged $0.094 per kWh for nine months ended April 30, 2007 compared to $0.086 per kWh for the same period in fiscal 2006. Direct energy costs for natural gas for averaged $7.85 per DTH for the nine months ended April 30, 2007 as compared to $11.45 per DTH for the same period in fiscal 2006.
Gross Profit
     Gross profit increased $22.1 million, to $42.2 million for the nine months ended April 30, 2007 from $20.1 million for the nine months ended April 30, 2006. Gross profit from electricity totaled $32.9 million for the nine months ended April 30, 2007 compared to $15.8 million for the nine months ended April 30, 2006, reflecting the impact of customer growth in the Texas and Maryland markets and the APX settlement. Gross profit for natural gas totaled $9.4 million for the nine months ended April 30, 2007 compared to $4.3 million for the nine months ended April 30, 2006. The increase in gross profit from natural gas reflect the impact of (a) customer growth in Ohio markets; and (b) gross margin contribution from the commercial and industrial natural gas customers acquired in September 2006; offset by (c) a mark-to-market loss incurred in the second quarter of fiscal 2006 on natural gas supply contracts.
Selling and Marketing Expenses
     Selling and marketing expenses increased to $7.3 million for the nine months ended April 30, 2007 from $3.3 million for the same period last year, reflecting the impact of higher advertising and sales programs, telemarketing, direct mail costs and third-party commissions related to the Company’s increased customer acquisition initiatives.

General and Administrative Expenses
     General and administrative expenses increased to $27.4 million for the nine months ended April 30, 2007 from $20.4 million for the same period last year, reflecting higher customer service and information technology personnel costs, incentive compensation, and higher costs related to our bank credit facility as well as increased consulting expenses.
ACN Arbitration Settlement
     On June 11, 2007, the Company and ACN entered into an agreement settling all arbitration claims and disputes. The total amount of the agreed upon settlement payment of $3.9 million was recorded as in the nine month period ended April 30, 2007. Related legal fees of $.7 million were incurred during the nine months ended April 30, 2007 and were included in general and administrative expenses.
Income Taxes
     No provision for, or benefit from, income taxes was recorded for the nine months ended April 30, 2007 or 2006. We provided valuation allowances equal to our calculated tax due to the amount of the Company’s net operating loss carryforwards due to the uncertainty that we would realize these tax benefits in the foreseeable future.
Liquidity and Capital Resources

	(Dollars in Thousands)
	April 30, 2007	July 31, 2006
Cash and cash equivalents	$21,133	$22,941
Working capital	$39,581	$32,253
Current ratio (current assets to current liabilities)	2.0:1.0	2.0:1.0
Restricted cash	$10,451	$17,117
Short term borrowings	—	—
Letters of credit outstanding	$21,404	$24,053
     As of April 30, 2007, unrestricted cash and cash equivalents decreased to $21.1 million from $22.9 million at July 31, 2006. The decrease in unrestricted cash and cash equivalents primarily reflect the impact of the HESCO acquisition in September 2006 as well as the impact of increases in accounts receivable related to the HESCO acquisition, seasonal increases in other natural gas accounts receivable, additions of property and equipment related to our major systems upgrades, offset by a seasonal reduction in natural gas inventories, reductions in restricted cash and equivalents and receipt of the APX settlement proceeds.
     The increase in working capital of $7.3 million from $32.3 million to $39.5 million was due primarily to the reduction in restricted cash and the receipt of the APX settlement proceeds, offset by the HESCO acquisition. Restricted cash decreased by $6.7 million to $10.5 million as of April 30, 2007 primarily as a result of replacing a cash secured letter of credit with a surety bond of $5.7 million required to operate our retail electricity business in the State of Pennsylvania. Restricted cash includes $10 million of the Company’s cash required to be deposited as Eligible Cash Collateral pursuant to the terms of our credit facility described below. In addition, as of April 30, 2007, we had $2.2 million in deposits pledged as collateral in connection with energy supply and distribution energy agreements. Letters of credit outstanding at April 30, 2007 increased to $21.4 million with the $2.6 million increase relating primarily to supplier credit and performance terms required by the HESCO acquisition, offset in part by substituting partially secured sureties for letters of credit to meet regulatory collateral requirements.
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
     Capital Expenditures for the nine months ending April 30, 2007 were $3,470 compared to the nine months ending April 30, 2006 of $2,403. This was due primarily to our continuing enhancement of information technology systems and software.
Credit Facility
     In June 2006, Commerce entered into a Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance Corporation (Western), or the Agent, for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is limited by a calculated borrowing base consisting of the majority of the Company’s cash on deposit with the Agent and the Company’s receivables and natural gas inventories. As of April 30, 2007, letters of credit issued under the facility totaled $21.4 million, and there were no outstanding borrowings. Fees for letters of credit issued range from 1.50 to 1.75 percent per annum, depending on the level of Excess Availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.
     The Credit Facility contains covenants, subject to specific exceptions, restricting Commerce, the Company and its subsidiaries from: (a) incurring additional indebtedness; (b) granting certain liens; (c) disposing of certain assets; (d) making certain restricted payments; (e) entering into certain other agreements; and (f) making certain investments. The Credit Facility also restricts our ability to pay cash dividends on our common stock; restricts Commerce from making cash dividends to the Company without the consent of the Agent and The CIT Group/Business Credit, Inc., or, collectively, the Lenders; and limits the amount of our annual capital expenditures to $3.5 million without the consent of the Lenders. We must also maintain a minimum of $10 million of Eligible Cash Collateral, as defined in the Credit Facility, at all times.
     In September 2006, the Company and Commerce entered into a First Amendment to Loan and Security Agreement and Waiver, or the First Amendment, pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, as defined in the Credit Facility, capital expenditures and the notification to the Lenders of the grant of certain liens to a natural gas supplier. Pursuant to the First Amendment, the Lenders also agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce to consummate the HESCO acquisition in compliance with the Credit Facility.
     In October 2006, the Company entered into a Second Amendment to Loan and Security Agreement and Waiver, or the Second Amendment, pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability. The Lenders also agreed in the Second Amendment to defer prospective compliance with the Fixed Charge Coverage Ratio covenant and to reduce and restructure the amount of Excess Availability that Commerce will be required to maintain through April 2007.
     On March 15, 2007, the Company and Commerce entered into a Third Amendment to Loan and Security Agreement and Waiver, or the Third Amendment, pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability. The Lenders also agreed in the Third Amendment to extend the period of time during which the minimum amount of Excess Availability that Commerce will be required to maintain established by the Second Amendment will be applicable.
Consolidated Cash Flows
     The following table summarizes our statements of cash flows for the nine months ended April 30, 2007 and 2006 (in thousands):

	Nine Months Ended
	April 30, 2007	April 30, 2006
Net cash provided by (used in):
Operating activities	$(2,738)	$(1,202)
Investing activities	(6,950)	(2,403)
Financing activities	7,880	(6,978)

Net decrease in cash and cash equivalents	$(1,808)	$(10,583)

     Net cash used in operating activities increased $1.5 million for the nine months ending April 30, 2007 compared to the nine months ending April 30, 2006 reflecting the impact of higher accounts receivable partly offset by increased net income (loss), adjusted for non-cash charges.
     Net cash used in investing activities increased $4.5 million for the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006, reflecting the use of cash in the HESCO acquisition. Capital expenditures for the nine months ended April 30, 2007 and 2006 were $3.5 million and $2.4 million, respectively, comprised primarily of expenditures related to the development and enhancement of information technology systems.
     Net cash of $7.9 million was provided by financing activities for the nine months ended April 30, 2007 compared to net cash of $7.0 million used in the nine months ended April 30, 2006, reflecting the change in restricted cash and cash equivalents used to secure a performance bond in Pennsylvania and $2.3 million of cash used in the nine months ended April 30, 2006 to repurchase Company stock in connection with a settlement agreement with former executive officers, partially offset by proceeds from the exercise of stock options of $1.2 million.
Contractual Obligations
     As of April 30, 2007, we have forward-purchase contract commitments (entered into in the normal course of doing business) for $37.7 million in electricity and $19.0 million in gas. These contracts are for one year or less and are with various suppliers.
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
•	Accounting for Derivative Instruments and Hedging Activities — We purchase substantially all of our power and natural gas under forward physical delivery contracts for supply to our retail customers. These forward physical delivery contracts are defined as commodity derivative contracts under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative

Instruments and Hedging Activities,” or SFAS No. 133. Using the exemption available for qualifying contracts under SFAS No. 133, we apply the normal purchase and normal sale accounting treatment to a majority of our forward physical delivery contracts. Accordingly, we record revenue generated from customer sales as energy is delivered to our retail customers and the related energy cost under our forward physical delivery contracts is recorded as direct energy costs when received from our suppliers. We use financial derivative instruments (such as swaps, options and futures) as an effective way of assisting in managing our price risk in energy supply procurement. For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, we elect cash flow hedge accounting, where appropriate.

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

As a result of a sale on January 28, 2005 of two significant electricity forward physical delivery contracts (on a net cash settlement basis) back to the original supplier, the normal purchase and normal sale exemption under SFAS No. 133 was no longer available for our Pennsylvania market (PJM-ISO). Accordingly, for the period from February 2005 through July 2006, we designated forward physical delivery contracts entered into for our Pennsylvania electricity market as cash flow hedges, whereby market to market accounting gains or losses were deferred and reported as a component of Other Comprehensive Income (Loss) until the time of physical delivery. Effective August 1, 2006, the normal purchase and normal sale exemption has been reinstated for our Pennsylvania market.

•	Utility and independent system operator — Included in direct energy costs, along with the cost of energy that we purchase, are scheduling costs, Independent System Operator fees, interstate pipeline costs and utility service charges. The actual charges and certain energy costs are not finalized until subsequent settlement processes are performed for all distribution system participants. Prior to the completion of settlements (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual information resulting in the need to adjust previous estimates.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial conditions of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Net revenue and unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the estimated sale amount for power delivered to a customer at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated based upon the amount of power delivered, but not yet billed, multiplied by the estimated sales price per unit.

•	Inventory — Inventory consists of natural gas in storage as required by state regulators and contracted obligations under customer choice programs. Inventory is stated at the lower of cost or market.

•	Customer Acquisition Cost — The Company pays an upfront fee to certain third-party vendors upon the successful acquisition of new customer contracts. These customer acquisition costs related to specific new customers contracts acquired are deferred and amortized over the life of the initial customer contract, typically one year.

•	Legal matters — From time to time, we may be involved in litigation and other adversarial legal proceedings. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     There have been no material changes to information called for by this Item 3 of Part I to this Quarterly Report on Form 10-Q from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2006, except as set forth below:
     As of April 30, 2007, we had 62% of our forecasted fixed-priced energy load through July 31, 2007 covered through either fixed price power purchases with counterparties, or price protected through financial hedges.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that all information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     No change in the Company’s internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Reference is made to our Form 10-K/A (Amendment No. 1) for the year ended July 31, 2006, or the Form 10-K, our Quarterly Report on Form 10-Q for the period ended October 31, 2006, our Quarterly Report on Form 10-Q for the period ended January 31, 2007, our Current Report on Form 8-K filed with the SEC on March 7, 2007, and our Current Report on Form 8-K filed with the SEC on June 12, 2007, or the June 12th Form 8-K, for a summary of our previously reported legal proceedings. Since the date of the June 12th Form 8-K, there have been no material developments in previously reported legal proceedings, except as set forth below.
     Arbitration Proceeding and Settlement with American Communications Network, Inc. On May 10, 2007, a panel of arbitrators issued an Interim Award of Arbitrators in connection with American Arbitration Association Case No. 13 198 J 00688 06, an arbitration of various disputes between Commerce and American Communications Network, Inc., or ACN, relating to the Sales Agency Agreement between ACN and Commonwealth Energy Corporation (currently, Commerce) dated February 9, 2005. The hearing of the arbitration was bifurcated into two phases: a determination of liability phase and a damages phase. On May 10, 2007, the arbitrators issued an interim ruling in favor of ACN on the liability phase. On June 11, 2007, the Company, Commerce, ACN and Peter Weigand, an employee of ACN, entered into a Settlement Agreement and Mutual Release, or the ACN Settlement Agreement. Pursuant to the ACN Settlement Agreement, the Company and ACN mutually released all claims against one another, the Company and Mr. Weigand mutually released all claims against one another, and the Company made a cash payment of $3.9 million to ACN. In addition, Commerce and ACN filed with the American Arbitration Association a Stipulation to Dismiss All Claims with Prejudice relating to the arbitration proceeding. Pursuant to the ACN Settlement Agreement, Commerce has no future financial or other obligations to ACN, other than customary covenants set forth in the ACN Settlement Agreement. The $3.9 million arbitration settlement obligation was reflected as a contract arbitration loss in the three-month period ended April 30, 2007. Additionally, the Company incurred legal fees related to the ACN arbitration of $.5 million during the three months ended April 30, 2007, which is included in general and administrative expenses.
     APX Settlement. In April 2007, the Company received $5.1 million from APX, Inc. as part of the $6.5 million settlement announced on March 7, 2007. The Company continues to expect to receive up to the remaining amount of the settlement, subject to the outcome of certain administrative and judicial proceedings. Under certain circumstances, the Company could be required to return or redistribute some or all of the settlement funds. For a further discussion of the APX Settlement, see the Part I, Item 2 of this Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – APX Settlement.”
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
     In the future, we may need to: raise additional capital to fund the working capital requirements of our operations and growth beyond 2007; enhance or expand the range of services or products we offer to our customers; or respond to competitive pressures or perceived opportunities, such as investment, acquisition and expansion activities; if such additional capital funds are not available when required or on acceptable terms, our business and financial results could suffer.

     We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.
     In addition to the approximately 30.4 million shares of our common stock outstanding at June 11, 2007, we may issue additional shares of common stock in the following scenarios: a significant number of additional shares of our common stock my be issued if we seek to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. Additionally, we may issue approximately 7.2 million shares of our common stock pursuant to outstanding stock options; and 1.0 million shares of our common stock pursuant to awards under our 2006 Stock Incentive Plan.
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
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
     The exhibits listed below are hereby filed with the Securities and Exchange Commission, or the SEC, as part of this Report.

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

10.1
Third Amendment to Loan and Security Agreement dated March 15, 2007 among Commerce Energy, Inc., Commerce Energy Group, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on March 19, 2007 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.2
Settlement Agreement and Mutual Release dated June 11, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Peter Weigand and American Communications Network, Inc., previously filed with the SEC on June 12, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.3	*	Employment Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.

10.4	*	Indemnification Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.

10.5	*	Restricted Share Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.

10.6	*	Stock Option Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.

10.7	*	Commerce Energy Group, Inc. Bonus Program as amended by First Amendment adopted March 27, 2007.

31.1		Principal Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of Act of 1934.

32.1		Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted

Exhibit
Number	Description
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.
Date: June 14, 2007	By:	/s/ STEVEN S. BOSS
Steven S. Boss
Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2007	By:	/s/ LAWRENCE CLAYTON, JR.
Lawrence Clayton, Jr.,
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

10.1
Third Amendment to Loan and Security Agreement dated March 15, 2007 among Commerce Energy, Inc., Commerce Energy Group, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on March 19, 2007 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.2
Settlement Agreement and Mutual Release dated June 11, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Peter Weigand and American Communications Network, Inc., previously filed with the SEC on June 12, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.3	*	Employment Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.

10.4	*	Indemnification Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.

10.5	*	Restricted Share Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.

10.6	*	Stock Option Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.

10.7	*	Commerce Energy Group, Inc. Bonus Program as amended by First Amendment adopted March 27, 2007.

31.1		Principal Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of Act of 1934.

32.1		Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan.