Form 10-K
period 2007-07-31
COMMERCE ENERGY GROUP, INC.
filed 2007-10-29
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32239

Commerce Energy Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0501090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

600 Anton Boulevard	92626
Suite 2000 Costa Mesa, California (Address of principal executive offices)	(Zip Code	)

Registrant’s telephone number, including area code
(714) 259-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	American Stock Exchange

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of January 31, 2007 was approximately $42,074,457 (computed using the closing price of $1.45 per share of Common Stock on January 31, 2007, as reported by the American Stock Exchange).

As of October 16, 2007, 30,372,618 shares of the registrant’s Common Stock were outstanding.

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	21
Item 1C.	Executive Officers of the Registrant	21
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	45

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	46
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	76
Item 14.	Principal Accounting Fees and Services	77

PART IV
Item 15.	Exhibits and Financial Statement Schedules	78
Signatures		86
EXHIBIT 10.53
EXHIBIT 10.57
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.73
EXHIBIT 10.76
EXHIBIT 10.80
EXHIBIT 10.81
EXHIBIT 10.82
EXHIBIT 10.83
EXHIBIT 10.84
EXHIBIT 10.86
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

In addition to the factors and other matters discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for Commerce Energy Group, Inc. or our subsidiaries to differ materially from those discussed in forward-looking statements include:

•	regulatory changes in the states in which we operate that could adversely affect our operations;

•	fluctuations in the market price of energy resulting from seasonal weather and other factors that adversely impact the cost of our energy supplies and could prevent us from competitively servicing the demand requirements of our customers;

•	changes in the restructuring of retail markets which could prevent us from selling electricity and natural gas on a competitive basis;

•	our dependence upon a limited number of third-party suppliers of electricity and natural gas;

•	our dependence upon a limited number of local electric and natural gas utilities to transmit and distribute the electricity and natural gas we sell to our customers;

•	decisions by electricity and natural gas utilities not to raise their rates to reflect higher market cost of electricity and natural gas, thereby adversely affecting our competitiveness;

•	our ability to obtain and retain credit necessary to support both current operations and future growth and profitability;

•	our ability to successfully integrate businesses we may acquire;

•	our ability to successfully compete in new electricity and natural gas markets that we may enter, and;

•	our dependence upon independent system operators, regional transmission organizations, natural gas transmission companies, and local distribution companies to properly coordinate and manage their transmission grids and distribution networks and to accurately and timely calculate and allocate the cost of services to market participants.

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

Commerce operates through its two wholly-owned subsidiaries, Commerce Energy, Inc. and Skipping Stone Inc. Commerce Energy, Inc., or Commerce Energy, formerly Commonwealth Energy Corporation and doing business as “electricAmerica”, is licensed by the Federal Energy Regulatory Commission, or FERC, and by state regulatory agencies as an unregulated retail marketer of natural gas and electricity. As of July 31, 2007, we provided natural gas and electricity to approximately 196,000 residential, commercial, industrial and institutional customers in ten states. Skipping Stone Inc., or Skipping Stone, provides energy-related consulting and information to utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and financial institutions.

Commerce’s predecessor, Commonwealth Energy Corporation, or Commonwealth, was formed in California in August 1997. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce.

Commerce was incorporated in the State of Delaware on December 18, 2003. Our executive offices are located at 600 Anton Boulevard, Suite 2000, Costa Mesa, California 92626 and our telephone number is (714) 259-2500. Our fiscal year ends July 31.

Industry Background

Electricity

In order to increase consumers’ competitive options beginning in 1992, the U.S. electric utility industry began a process of deregulation, which primarily served to unbundle generation, transmission, distribution and ancillary services into separate components of a utility’s service. As in other industries that have been deregulated, competition in the electric service industry was intended to provide consumers with a choice of multiple suppliers and was expected to promote product differentiation, lower costs and delivery of enhanced services. To obtain these benefits, customers in deregulated utility markets would be able to choose to switch their electric supply service from their local utility to an alternative supplier.

In 1996, some states, and some of the utilities within those states, proceeded to allow their end-use customers direct access to marketers, enabling them to purchase their electricity commodity from entities other than the local utilities in competitive retail markets. These proceedings created new market participants of which Commerce Energy is one. They are known in California as Electricity Service Providers, or ESPs, and in other states by this or similar terms. Presently, approximately one-half of the states in the United States have either enacted enabling legislation or issued regulatory orders to proceed with such retail direct access.

The electricity distribution infrastructure in place prior to deregulation remains largely unchanged, with the primary difference being that parties other than the local utility can utilize the delivery infrastructure by paying usage fees. ESPs use this established electricity network for the delivery of energy to their customers.

Electricity is a real-time commodity and cannot be stored. As soon as it is produced, it must be simultaneously delivered into the grid to meet the demand of end users. Most electricity grids and wholesale market clearing activities are managed by third party entities known as Independent System Operators or ISOs, or Regional Transmission Organizations or RTOs. The ISO or RTO is responsible for system reliability and ensures that physical electricity transactions between market participants are managed in such a way as to assure that proper electricity reserve margins are in place, grid capacity is maintained and supply and demand are balanced.

To maintain profitability, we must effectively manage or shape our purchased electricity supply to the real-time demand or load of our customers. These load-shaping activities, required by the hourly variability in the electricity usage patterns of our customers compared to the fixed hourly volume purchased from our suppliers, results in our holding of long or short energy positions. A long position occurs when we have committed to purchase more electricity than our customers need, and a short position occurs when our customers’ usage exceeds the amount of electricity we have committed to purchase. In both situations, we utilize the wholesale electricity spot market and ISO clearing markets to balance our long or short energy positions, selling supply when in a long position and buying when in a short position. It is not possible to be completely balanced on every delivery hour; therefore we always have some exposure to price volatility in the wholesale market for electric power.

Purchases and sales in the wholesale market are regulated by FERC, to whom we report regularly. Weather, generation capacity, transmission, distribution and other market and regulatory issues also are significant factors in determining our wholesale procurement and sales strategies in each of the markets we serve.

FERC has deregulated the wholesale electricity market by allowing power marketers and utilities who do not have market controlling power, to sell wholesale electric power at market rates (i.e., whatever rate the buyer and seller agree upon), as opposed to requiring that prices be cost-based (i.e., based on the supplier’s cost of the electricity).

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

FERC has continued to promote increased competition in RTOs which have ultimate control over the bulk transmission system in a particular geographic area. Wholesale electricity or bulk power, once purchased and sold almost exclusively between traditional utilities under bilateral arrangements, is now traded by many different market participants on organized markets, including hourly, daily and monthly spot markets, power exchanges and financial markets, such as futures and options markets. Competitive markets now exist in many regions of the country for energy, automatic generation control, spinning reserves, other categories of ancillary services and capacity. Organizations such as the New York Mercantile Exchange, or NYMEX, and the Intercontinental Exchange, or ICE, offer trading opportunities in electricity futures and options at various locations across the country. The price of electricity is largely set by these competitive markets. Recently, the growth and evolution of wholesale electricity markets has been accelerated with the formation of RTOs. These RTOs are developing organized market structures for the purpose of providing more efficient and competitive wholesale marketplaces for the benefit of consumers in the regions in which they operate.

Retail electric marketers procure power supplies for delivery to end-use customers from a variety of wholesale power producers or merchant generation companies, either through term supply contracts or on a spot basis. In addition, short-term daily or hourly supply requirements can be purchased or sold through the balancing markets operated by the ISO or RTO. The physical distribution of electricity to retail customers remains the responsibility of the local utility, which collects fees for its services. Most states also allow the utility to provide additional services, such as reading meters, generating customer bills, collecting bills and taking requests for service changes or problems, while in other states the utility is not allowed to, or chooses not to, perform these services.

Natural Gas

The natural gas industry, government regulated since 1938, began a process of deregulation in the early 1980s leading to a dynamic industry with a highly competitive market place and a commodity that is widely traded in the daily and futures markets. The market price of natural gas is quoted at various locations or regional hubs around the country. These regional hubs are usually priced at a differential to the largest centralized point for natural gas spot and futures trading in the United States known as the Henry Hub, located in Louisiana, and used by the NYMEX as the contractual point of delivery for its natural gas futures contracts. There are over 70 major market hubs, or intersections of various pipeline systems, where natural gas transactions occur. In addition, purchases and sales are made at thousands of gas processing plants where gas enters the national grid, city gate interconnections where gas leaves the national grid, and industrial and electric generator direct connections with large pipelines making up the national grid. Thousands of contracts are bought and sold daily at the market centers. These market centers have various degrees of liquidity in both the cash and forward markets. Prices may vary widely from hub to hub, reflecting regional market conditions. Additionally, thousands of transactions occur at non-market hub interconnections and often these transactions are based upon or priced relative to the major market hub or hubs in their vicinity.

Although transactional prices of natural gas are determined by market forces, the cost of transportation of natural gas from the outlet of gathering systems and processing plants to the “city gate” interconnection with local gas distributors is performed by regulated pipelines which essentially act as common carriers. Any market participant desiring transportation services from such pipelines must be offered such services on an equal basis with other market participants. Transportation from the city gate to the burner tip, a common term for where a consumer uses the gas, is performed by regulated local utilities. Unlike the interstate natural gas pipelines that act as common carriers, the local gas distribution companies are a mixture of common carrier, selective carrier, and non-carrier systems. Only common carrier and some selective carrier systems can be accessed to serve retail residential and commercial/industrial customers.

Retail natural gas providers for the most part procure natural gas supplies for delivery to end-use customers from a variety of wholesale natural gas suppliers, mostly at a relevant market hub, either through term supply contracts or on a spot basis. The physical distribution of natural gas to retail customers remains the responsibility of the local natural gas utility, which collects a fee for the use of its distribution system.

Core Products and Services

Our core business is the retail sale of electricity and natural gas to end-use customers. We also provide professional consulting and technology services to utilities, electricity generators, wholesale energy merchants, financial institutions and energy technology companies.

Commerce Energy, Inc.

We sell electricity and natural gas service to customers under both month-to-month and longer-term service contracts. The difference between the sales price of energy delivered to our customers and the related cost of our energy supplies, transmission costs, distribution costs and ancillary services costs provides our gross profit margin. The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. The local utilities also provide billing and collection services for many of our customers on our behalf.

We buy electricity and natural gas in the wholesale market in time-specific, bulk or block quantities usually at fixed prices. With respect to electricity markets, we balance the differences between the actual sales demand or usage of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market. ISOs and RTOs perform real-time load balancing for each of the electric grids in which we operate. Similarly, with respect to natural gas markets, supply and demand balancing is performed by Commerce Energy in connection with agreements with the local distribution company or LDC utilities or by the LDCs themselves on behalf of Commerce Energy, for each of the natural gas markets in which we operate. We are charged or credited by the ISOs and LDCs for balancing the electricity and natural gas purchased and sold to our customers.

Skipping Stone Inc.

Skipping Stone offers a number of related professional consulting services and technologies to energy companies such as utilities, electricity generators, natural gas pipelines, wholesale energy merchants, energy technology providers and investment banks. Skipping Stone is focused on assisting clients with business process improvements, market research, training, Sarbanes-Oxley process level implementations, systems design and selection, and strategic and tactical planning for new market or merger activities. Additionally, Skipping Stone provides natural gas pipeline information to market participants and government customers through its technology center using its capacitycenter.com website.

Our Customers and Markets

As of July 31, 2007, we were delivering electricity and natural gas supply to customers in 10 states and 22 LDC markets. We periodically review and evaluate the profitability of our operations in each of these markets and the advantages to us of entering other potential LDC markets that are open for direct access sales to end-use customers. The review of entrance in a new market area would include exploring opportunities to acquire existing portfolios of customers from current suppliers in targeted markets.

We operate in one reportable business segment, energy retailing, in one geographic area, the United States. Our customer base consists of residential, commercial, industrial and institutional customers. Our business is not dependent upon any one customer or a few major customers and, during fiscal 2007, no one customer accounted for more than 10% of our net revenues. In addition to expansion of our core products and services into new deregulated markets and targeted customer classes, we are working to broaden the scope of our energy-related products and services to include energy efficiency offerings and additional outsourced services.

As of July 31, 2007, we served approximately 196,000 electricity and natural gas customers. Although a number of our customers, particularly in our commercial and industrial sales segment, have more than one account, we determine and report our customer count with each customer defined as an individual customer account. We served electricity customers in 12 LDC markets within six states: California, Pennsylvania, Michigan, Maryland, New Jersey and Texas and natural gas customers in 13 LDC markets within seven states: California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania.

Sales of electricity and natural gas comprised 64% and 34%, respectively, of total net revenues during fiscal 2007; 74% and 25%, respectively, during fiscal 2006; and 89% and 10%, respectively during fiscal 2005.

Skipping Stone is engaged by over 50 clients under master agreements, with up to a dozen active engagements in any given month. Approximately 1%-2% of total net revenues in fiscal 2005 through 2007 have been attributable to Skipping Stone.

Strategy

Commerce Energy’s profitability depends on our ability to achieve sufficient customer scale in order to create a profitable operating cost structure. To achieve this scale, we intend to substantially grow our customer base in markets that offer adequate gross margins, shed customers which may no longer be served economically, evaluate and align our market presence to achieve optimum returns on investments and seek out acquisition opportunities that will advance our growth goals. Growth plans include:

•	Substantially growing our customer base in energy markets that have rate structures, market rules, consumer demographics, energy consumption patterns, access to favorable energy supply and risk management profiles that allow us to economically serve the market.

•	Establishing a market position for the Commerce Energy brand that is differentiated from competitors, relevant to customers and other key stakeholders and executable by the Company.

•	Within our mass market division, continuing to develop a robust sales channel mix including outbound and inbound telesales, online sales and enrollment, affinity alliances, direct mail and advertising, as well as various indirect sales partnerships, including network marketing, door-to-door solicitations, independent agents and online affiliates.

•	Establishing strategic supplier relationships that will enable us to offer a broad range of innovative service plans, pricing flexibility and competitive rates.

•	Offering additional products and services to our customers designed to help consumers use energy more efficiently and to otherwise bring better control of their energy costs.

•	Pursuing community aggregation programs that enable us to enroll larger numbers of consumers more economically than through traditional one-by-one marketing efforts.

•	Continuing to develop our Commercial & Industrial or C&I division in its pursuit of small- and medium-size commercial consumers, particularly those with multiple-location (multi-state) requirements.

Sales and Marketing

Commerce Energy markets electricity and natural gas utilizing contract terms based either on fixed or variable rates. The majority of our fixed-rate contracts are for a duration of 12 to 24 months, with occasional shorter-term offerings based on market conditions and customer preferences. Our monthly variable rate contracts are cancellable after 30 days’ notice, allowing customer flexibility with respect to a longer term price or supplier commitment. During fiscal 2007, approximately 85% of our new customer sales contracts were under fixed-rate contract terms. As expected, following unprecedented increases in the wholesale cost of energy and significant volatility of market prices during the second half of calendar 2006, customers were more inclined to lock in certainty in the cost of their energy. As the wholesale market price of energy declines, we believe customers may increasingly move toward our monthly variable-rate contracts, thus allowing them to take advantage of decreasing market prices.

A variety of approaches are utilized in acquiring customers, including a professional sales force calling on C&I end-users and various mass market sales channels in pursuit of residential and small businesses. Historically, a majority of our customers have been acquired through telesales and network marketing. More recently, door-to-door sales have been added as well as targeted broadcast advertising, direct mail and on-line affiliates.

Service after the sale is a critical part of our success. During fiscal 2007, high levels of customer growth resulted in hiring and training new staff members, as well as improving technology platforms to expedite the processing of new customer accounts, to ensure timely and accurate billing and to provide one-call resolution to customer inquiries.

Our sales efforts are divided into two divisions: C&I, representing sales to medium-sized and larger commercial accounts, and Mass Market, comprised of residential customers and small businesses.

Commercial & Industrial

The C&I segment comprises electricity and natural gas sales to small and medium-size commercial consumers, municipal and government entities. These sales primarily consist of structured products and negotiated contracts developed to meet the budgetary needs and risk tolerance of an individual customer. The typical C&I customer possesses a high level of understanding of the energy business and current market conditions. Competition for these types of customers is robust, with several established competitors in each geographic market. C&I sales involve a longer sales cycle, higher energy usage and lower per unit margins than the typical mass market customer.

Commerce Energy has established itself as a preferred provider of customers with multi-location, multi-state requirements. Leveraging our information systems and operational capabilities, we are able to attract and retain customers such as retail chains, hotel/motel chains, food service chains and school districts, in addition to small- and medium-sized, single-location commercial consumers. Although other indirect sales channels are utilized, we make sales to this customer segment largely through the establishment of direct customer relationship by experienced account executives.

Mass Market

Sales to mass market customers are comprised of pre-defined service plans developed on the usage patterns of a typical small business or residential consumer. Historically, telesales and network marketing were utilized almost exclusively for the acquisition of customers in the mass market. In order to significantly increase our sales in this customer segment, we began utilizing a number of other sales channels for the acquisition of mass market customers, during fiscal 2007, including third-party door-to-door commissioned salespersons, online shopping sites, direct mail and targeted print and broadcast advertising.

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

With respect to electricity markets, we balance the differences between the actual sales demand or usage of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market. ISOs and RTOs perform real-time load balancing for each of the electric grids in which we operate. Similarly, with respect to the natural gas market, supply and demand balancing is performed by Commerce Energy in connection with agreements with the LDC utilities or by the LDC themselves on behalf of Commerce Energy, for each of the natural gas markets in which we operate. We are charged or credited by the ISOs and LDCs for balancing of our electricity and natural gas purchased and sold for our account, and we are subject to costs or fees charged by the ISOs or LDCs for these electricity and natural gas balancing activities related to our account.

Wholesale electricity and natural gas are readily available from various third party suppliers in our markets, except for the state of Michigan, where all of our electricity is purchased from one supplier. In fiscal 2007, two electricity suppliers each accounted for 10% of our direct energy costs and one gas supplier accounted for 25% of our direct energy costs, and their relationships are not secured by long-term contracts. Based upon current information from our suppliers, we do not anticipate any shortage of supply. However, in the event of a supply shortage, there can be no assurance that we would be able to timely secure an alternative supply of electricity or natural gas at prices comparable to our current contracts, and the failure to replace a supplier in a timely manner at comparable prices could materially harm our operations.

We employ risk management policies and procedures to control and monitor the risks associated with volatile commodity markets and to assure a balanced energy-sales-and-supply portfolio within defined risk tolerances.

Competition

Commerce Energy, Inc.

In markets that are open to competitive choice of retail energy suppliers, there are generally three types of competitors: the incumbent utilities, utility-affiliated retail marketers and small to mid-size independent retail energy companies, such as Commerce Energy. Competition is based primarily on price, product offerings and customer service.

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

The incumbent regulated utilities and the nationally-branded utility affiliates typically benefit from the economies of scale derived from the strength of substantial asset-based balance sheets, and vertically integrated business models that combine production, transmission and distribution assets. For incumbent utilities these advantages are often offset by the lack of flexibility to offer multiple product choices to their customers, while the nationally- branded affiliates often struggle with long-term focus and cultural adaptation to a non-regulated market environment.

Increasing our market share depends on our ability to convince customers to switch to our service. The local utilities have the advantage of long-standing relationships with their customers, and they have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do. In addition, local utilities have been subject to many years of regulatory oversight and thus have a significant amount of experience regarding the policy preferences of their regulators, as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service. Local utilities may seek to decrease their tariff retail rates to limit or to preclude the opportunities for competitive energy suppliers and may seek to establish rates, terms and conditions to the disadvantage of competitive energy suppliers. There is an emerging trend among some local utilities to exit the merchant function and actively encourage customers to change their energy supply service. This is sometimes encouraged by the framework for deregulation within which the local utility operates.

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

Governmental Regulation

In states that have adopted deregulation, state Public Utility Commissions or PUCs, Public Service Commissions or PSCs, or equivalent bodies, have authority to license, certify and regulate certain activities of electric and natural gas retailers. Commerce Energy is subject to regulation by the Commissions in each state in which we sell electricity and natural gas. As of July 31, 2007, we were licensed or certified by the applicable Commissions in 11 states. These licenses and certificates permit us to sell electricity and natural gas to commercial, industrial, institutional and residential customers. The requirements for licensing and the level of regulation vary from state to state.

We consider each utility service territory within which we operate to be a distinct market due to the unique characteristics of each. A discussion of regulations for our market service areas follows.

State Regulations

Wholesale market rules are expected to change over the next several years as RTOs continue in their efforts through a variety of FERC-filed or state Commission rules and procedures to relieve congested transmission systems, encourage expansion of transmission networks and attempt to enhance competition in the bulk power markets. These changes will likely impact our retail electricity business in several RTOs in which we operate, specifically: Pennsylvania — New Jersey — Maryland or PJM Interconnection, referred to as the PJM Market, Electric Reliability Council of Texas, referred to as ERCOT, and the California Independent System Operator or

CAISO. These proposed changes could increase transmission charges in the form of congestion pricing to relieve congestion at certain delivery or interconnection points on a transmission system (nodal pricing and related measures) and through higher transmission capacity charges permitted by FERC to stimulate more investment in new transmission lines and facilities. While these changes will likely increase transmission charges, at least in the short run, they may lead to a more efficient and expanded transmission system within these RTOs that can accommodate more transactions, and help the Company to access more customers at the wholesale and retail level. There is no way to impute an exact effect through a cost/benefit analysis because there are many variables, and RTOs may be permitted different ways to achieve the same objective of enhancing competition in the bulk power, wholesale markets.

Electricity

California.  In 1996, California Assembly Bill 1890 codified the restructuring of the California electric industry and provided for the right of Direct Access. Direct Access allowed electricity customers to buy their power from a supplier other than the electric distribution utilities beginning January 1, 1998. On April 1, 1998, we began supplying customers in California with electricity as an ESP. On September 20, 2001, the California Public Utilities Commission or CPUC, issued a ruling suspending electricity Direct Access. This ruling permits ESPs to keep their current customers and to solicit Direct Access customers served by other ESPs; however, it prohibits us from signing up new non-Direct Access customers in California, for an undetermined period of time. The amount of statewide load on Direct Access service has declined to approximately 10%.

On May 24, 2007, the CPUC voted 4-1 to begin a new proceeding — Order Instituting Rulemaking or OIR, which will examine, among other things, the legal authority of the CPUC to reopen the retail electric market unilaterally, (without further legislation), the public policy benefits of lifting the Direct Access suspension, and the retail rules governing a reconstituted Direct Access market. It is anticipated the OIR will be completed in the second half of 2008, and that as a result, the Direct Access market may reopen in 2009, unless legislation is introduced to prevent such a result.

Under legislative mandate, the CPUC is implementing the state’s Resource Adequacy Requirement or RAR. In September 2005, California Assembly Bill 380, covering electrical restructuring and resource adequacy was passed into law. This bill requires the CPUC, in consultation with the ISO, to establish RARs for all Load-Serving Entities or LSEs. The bill requires each LSE to secure generating capacity adequate to meet its load requirements, including but not limited to, peak demand and planning and operating reserves, deliverable to locations and at times as may be necessary to provide reliable electric service. The CPUC issued its Final Decision on system RARs on October 27, 2005. The Final Decision requires LSEs, including Investor-Owned Electric Utilities or IOUs, or ESPs, and Community Choice Aggregators or CCAs, to have capacity to serve their retail customers’ forecasted loads and a 15-17% reserve margin beginning in June 2006. On June 29, 2006, the CPUC issued its decision on local RARs, for which requirements are established annually under CPUC allocation principles. The CPUC adopted a penalty of $40 per kW-year on the amount a LSE is deficient in meeting the annual requirements, in addition to backstop procurement costs. As a LSE, Commerce Energy is subject to the RARs and its provisions, including penalties for non-compliance. The ability of Commerce Energy to recover costs associated with RAR from its customers will be subject to market pricing and competitive forces.

On September 26, 2006, California Senate Bill 107 was signed into law. The bill amends the existing law concerning renewable portfolio standards or RPS, for LSEs in the state. The bill accelerates the procurement targets such that 20% of retail sales are procured from eligible renewable energy resources no later than December 31, 2010. The former law required 20% by 2017. Rules to implement California’s RPS, including development of a renewable energy certificate market and flexible compliance measures, continue to evolve. As such, the associated costs to Commerce Energy or its customers are not fully known.

On September 27, 2006, California Assembly Bill 32, “The California Global Warming Solutions Act of 2006,” was signed into law. AB 32 sets in statute mechanisms to reduce greenhouse gas or GHG, emissions to 1990 levels, by the year 2020. Carbon dioxide or CO2 makes up about 83% of California’s GHG emissions, largely from fossil fuel combustion. Transportation is responsible for 42% of CO2 emissions and electric power emits 19.6% of CO2 emissions. The impact of this bill is not yet known. The regulatory agencies continue to debate whether the

GHG reporting responsibilities and reduction requirements should be imposed as either a “first seller” or “load based” method. “First seller” method covers the generating plants responsible for GHG emissions. A “load based” method would pose a regulatory burden on us, and perhaps a cost increase to our retail customers.

CAISO is expected to implement a nodal market design on April 1, 2008, known as Market Redesign and Technology Upgrade or MRTU. The design provides better market efficiencies, in terms of congestion management and market price signals. However, the design poses systems complexity, higher transaction volumes, and requires greater hedging sophistication for market participants such as Commerce Energy. Additionally, MRTU may pose higher credit requirements because of congestion revenue rights being allocated to, and auctioned among, load-serving entities such as Commerce Energy. We are taking prudent steps to prepare for MRTU. We have engaged third-party project management and information technology services to guide this effort and convert our transaction systems.

California Refund Proceeding

In 2001, FERC ordered an evidentiary hearing (Docket No. EL00-95) to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the CAISO and the California Power Exchange or CPX, during the period October 2, 2000 through June 20, 2001, or the Refund Period. Among other holdings in the case, FERC determined that the Automated Power Exchange or the APX, and its market participants could be responsible for, or entitled to, refunds for transactions completed in the CAISO and the CPX spot markets through APX. FERC has not issued a final order determining “who owes how much to whom” in the California Refund Proceeding, and it is not clear when such an order will be issued. As discussed above, APX and its market participants have entered into a settlement that resolves how refunds owed to APX will be allocated among its market participants.

In the course of the California Refund Proceeding, FERC has issued dozens of orders. Most have been taken up on appeal before the United States Court of Appeals for the Ninth Circuit or the Ninth Circuit, which has issued opinions on some issues in the last several years. These cases are described below in the section as the California Litigation.

California Litigation. Lockyer v. FERC.   On September 9, 2004, the Ninth Circuit issued a decision on the California Attorney General’s challenge to the validity of FERC’s market-based rate system. This case was originally presented to FERC upon complaint that the adoption and implementation of market based rate authority was flawed. FERC dismissed the complaint after sellers refiled reports of sales in the CAISO and the CPX spot markets and bilateral sales to California Department of Water Resources during 2000 and 2001. The Ninth Circuit upheld FERC’s authority to authorize sales of electric energy at market-based rates, but found that the requirement that sales at market-based rates be reported quarterly to FERC for individual transactions is integral to a market-based rate regime. The State of California, among others, has publicly interpreted the decision as providing authority to FERC to order refunds for different time frames and based on different rationales than are currently pending in the California Refund Proceedings, discussed above in “California Refund Proceeding.” The decision remands to FERC the question of whether, and in what circumstances, to impose refunds or other remedies for any alleged failure to report sales transactions to FERC. On December 28, 2006, several energy sellers filed a petition for a writ of certiorari to the U.S. Supreme Court. The U.S. Supreme Court denied the petition. We cannot predict the scope or nature of, or ultimate resolution of this case.

CPUC v. FERC.  On August 2, 2006, after reviewing certain FERC decisions in the California Refund Proceedings, the Ninth Circuit decided that FERC erred in excluding potential relief for alleged tariff violations related to transactions in the CAISO and the CPX markets for periods that pre-dated October 2, 2000 and additionally ruled that FERC should consider remedies for certain bilateral transactions with the California Department of Water Resources previously considered outside the scope of the proceedings. The decision may expose Commerce to claims or liabilities for transactions outside the previously defined “refund period.” At this time, the ultimate financial outcome for Commerce is unclear.

To allow parties the opportunity to consider ways to settle disputes, the Ninth Circuit extended the deadline for seeking rehearing of the CPUC and Lockyer decisions to November 16, 2007 and delayed issuing the order remanding the CPUC and Lockyer cases back to FERC. We are studying the court’s decision, but are unable to predict either the outcome of the proceedings or the ultimate financial effect to us.

Pennsylvania.  In 1996, the Electricity Generation Customer Choice and Competition Act was passed. The law allowed electric consumers to choose among competitive power suppliers beginning with one-third of the State’s consumers by January 1999, two-thirds by January 2000, and all consumers by January 2001. Commerce Energy began serving customers in Pennsylvania in 1999.

Current utility default rates are capped until 2010 as a result of the restructuring related to the Electric Choice Law. As power prices rise significantly, it has become clear that the utility price cap is not realistic or representative of true market power costs. Squeezed between a capped utility rate, high wholesale electricity costs and the high cost of servicing customers in Pennsylvania due to the market rules and market structure, many companies, including Commerce Energy, have reduced the number of customers they serve in the state. The Pennsylvania Office of Consumer Advocate is circulating a pricing analysis in an attempt to show that post-rate-cap rate increases will be severe. This action is an attempt to support its position that the Electric Choice Law needs to be modified to eliminate the “prevailing market prices” standard and replace it with a “lowest reasonable cost” standard, in addition to other anti-competitive proposals that it is supporting.

There are no current rate cases or filings at the Pennsylvania PUC which would impact the Company’s financial results.

PJM.  PJM, the regional transmission organization, comprising the wholesale transmission system for our retail customers served in Pennsylvania, New Jersey and Maryland, implemented a new Capacity Market design effective June 1, 2007. Known as the Reliability Pricing Model or RPM, this design auctioned generating capacity between sellers and buyers. However, unlike the previous Capacity Market design, RPM divided the PJM system into three geographic zones, and awarded a single-clearing price for each zone and for each year of three years forward. Capacity prices under RPM were significantly higher than seen previously. As a capacity buyer on PJM, this new design made it difficult for us to remain competitive with default or bundled service offerings by the incumbent utility in certain retail markets such as Baltimore Gas & Electric or BGE.

Michigan.  The Michigan state legislature passed two acts, the Customer Choice Act and Electricity Reliability Act, signed into law on June 3, 2000. Open Access, or Choice, became available to all consumers of Michigan electric distribution utilities, beginning January 1, 2002. We began marketing in Michigan’s Detroit Edison service territory in September 2002.

On February 4, 2005, Detroit Edison filed an application to unbundle and realign its electric rates. The application proposed the unbundling of Detroit Edison’s existing rate classes into their cost components attributable to the generation, including transmission, and distribution functions and the phasing out of rate class imbalances relative to cost of service. Detroit Edison explained that its application would allow the utility to unbundle its residential, commercial and industrial retail electric rate schedules into their separate components based on 2004 fully allocated embedded costs.

On December 22, 2005, the Michigan Public Service Commission or the MPSC approved Detroit Edison’s filing. The MPSC directed that distribution charges for choice and bundled customers should be brought into parity through aligning their rates, effective February 2006. This order resulted in a rate reduction for bundled commercial and industrial customers. This order had a major impact on Choice customers because the MPSC allowed the utility to shift costs earlier associated with energy charges to the distribution portion of the customer bill. As a result, Choice customers saw an increase in their distribution charges, which ultimately resulted in a “total bill” increase.

New efficient meter rules and a removal of Detroit Edison’s stranded cost charge in combination with a higher power cost recovery surcharge is closing the gap between the utility’s rate and the rate offered by suppliers. However, competition has been effectively halted in Michigan due to the design of Detroit Edison’s rate.

On April 19, 2007, a package of three pro-competitive bills was introduced in the state Senate. One of those bills was also introduced in the state House of Representatives. These bills are supported by members of the Customer Choice Coalition, an umbrella group of residential, commercial and industrial customers as well as alternate electric suppliers and independent generators. These bills take Michigan’s laws toward allowing choice and competition in the electric system and open the door to additional movement toward a free market in a deliberate manner.

Maryland.  In 1999, the Maryland General Assembly passed the Electric Choice and Competition Act. Part of this Act required that all customers receive a rate reduction, followed by a rate freeze. The rate reduction of 6.5% for BGE customers was based on the last BGE rate case in 1993. The rate freeze in the BGE service territory expired on July 1, 2006. The market price obtained through the standard offer service competitive auction process in the BGE service territory increased 72%. This increase paved the way for Commerce Energy to start offering products to all classes of customers at rates that are market based and highly competitive to BGE’s standard offer service rate. Commerce Energy was licensed by the Maryland PSC on July 7, 2004.

In an attempt to mitigate the impact of the BGE rate increase, the Maryland General Assembly in special session in June, 2006 passed Senate Bill One which among other things limited the BGE rate increase to 15% for the period July 1, 2006 through May 31, 2007; however, that limit was imposed as a credit to the utility’s transportation fees and did not affect the commodity price increase.

In the closing hours of the 2007 session, the Maryland General Assembly passed SB 400. The bill instructs the PSC to conduct investigatory and evidentiary proceedings including the use of outside experts and consultants to reevaluate the general regulatory structure, agreements, orders and other prior actions of the PSC under the Electric Customer Choice and Competition Act of 1999, including the determination of, and allowances for, stranded costs. The PSC is required to file an interim report on or before December 1, 2007 to the governor and a final report to the General Assembly on or before December 1, 2008.

New Jersey.  Deregulation activities began in New Jersey in November 1999 when the Board of Public Utilities or the BPU, approved the implementation plan. Commerce Energy began marketing in New Jersey in the Public Service Gas & Electric Company or PSE&G, service territory in December 2003.

Since 2002, the four New Jersey Electric Distribution Companies including PSE&G have procured electric supply to serve their Basic Generation Service or BGS, customers through a statewide auction process held each year in February. BGS customers are customers who are not served by a third party supplier or competitive retailer. The utility uses a rolling procurement structure whereby each year one-third of the load is procured for a three-year period. A portion of the load that was bid on three years ago will come up for re-bidding in 2007. We anticipate that this will cause the auction rate to increase and create a BGS rate that is closer to the current market price.

The New Jersey Board of Public Service has proposed revisions to its energy competition standards. The rules will be applicable to electric power suppliers, gas suppliers, BGS providers and basic gas supply service or BGSS providers, electric public utilities, gas public utilities, aggregators, energy agents, energy public utilities and public utility holding companies.

The proposed rule changes include anti-slamming provisions, affiliate relations, licensing and registration, government aggregation programs and retail choice consumer protection changes. We believe that we are in compliance with these pending rule changes and see no material impact to our operations.

Texas  The Texas deregulation law, or SB7, was enacted in 1999, enabling the Texas electric market to open for retail competition and customer choice on January 1, 2002. On that date Texas consumers could choose their Retail Electric Provider or REP. Commerce Energy began serving electric customers in the Oncor (formerly TXU Electric Delivery) and CenterPoint service territories of ERCOT. On May 16, 2005, we expanded further into the Texas service territories of American Electric Power or AEP, and Texas New Mexico Power or TNMP. On January 1, 2007, the default service known as “Price to Beat” expired under SB7, resulting in full price competition between retailers affiliated with the incumbent utility and non-affiliated retailers. Approximately 55% of retail load, approximately 43% in the residential class alone, has switched to non-affiliated retail electric providers, such as Commerce Energy.

Wholesale costs for congestion management, system reliability, and balancing energy on the ERCOT grid may increase to an unknown extent for market participants, such as Commerce Energy. Specifically, cost responsibility and allocation for replacement reserve service, an ancillary service for ERCOT grid operations, continues under policy review in ERCOT’s stakeholder process, along with a proposal to implement “administrative pricing” as an adder to the balancing energy market price under certain emergency conditions. Whether these costs will be directly assigned to certain market participants, or “uplifted” to all market participants based on a load-ratio share, is unknown and continues under policy development. Our ability to recover these charges from our retail customers is subject to market pricing and competitive forces.

ERCOT is expected to shift its current operation of the wholesale transmission system from zonal to nodal design in December 2008. The nodal design will assign congestion costs directly to those responsible, unlike the zonal design in which most congestion costs are “uplifted” to all market participants. However, like the nodal design expected for California, and currently existing in the PJM market, nodal poses systems complexity, higher transaction volumes, and requires greater hedging sophistication for market participants such as Commerce Energy. During the fiscal year ending July 31, 2008, or fiscal 2008, we will be working with our qualified scheduling entity on the ERCOT system to prepare for the nodal design changes.

Credit risks have increased for retail electric providers selling to residential customers. Under existing law, Commerce and other retail electric providers can only use electric bill payment history to deny service beginning on January 1, 2007. However, a common database providing electric bill payment history is not available for retail electric providers. Until the database is voluntarily created, or mandated by policy, we will continue to rely on the Public Utility Commission of Texas Customer Protection Rules to manage credit risk. Those rules give us the right to request a deposit or advanced payment and to disconnect for non-payment.

Natural Gas

Beginning with the Natural Gas Policy Act of 1978, the U.S. Congress initiated a process that ended federal control over the price of natural gas at the wellhead. This ultimately set in motion a series of public policy changes by the FERC and state utility commissions that have resulted in consumer choice programs for all natural gas users in certain states.

We serve natural gas customers in 13 utility gas market areas in the following seven states:

California.  We currently serve residential and small commercial customers in the Southern California Gas and Pacific Gas & Electric gas markets. We are the only core aggregation transportation provider to residential customers in these market areas. There are no current rate cases or filings pending before the California PUC that are anticipated to impact our financial results.

Florida.  In April 2000, the Florida Public Service Commission adopted rules that extend customer choice to all nonresidential users of natural gas in the State regardless of volume. This gives small businesses in Florida the same option that was previously available only to large industrial and commercial customers. The rules also specify that local distribution companies may offer transportation services to residential customers. Commerce Energy’s entry into the Florida natural gas market is a result of the acquisition of commercial and industrial customers purchased from Houston Energy Services Company, L.L.C., or HESCO, completed in September 2006. We operate in four LDC markets in Florida.

Georgia.  In 1997, the Georgia General Assembly passed the Georgia Natural Gas Competition and Deregulation Act, or the Georgia Gas Act. The Georgia Gas Act reorganized the Georgia retail natural gas market and allowed natural gas marketers to serve retail consumers. The Georgia Public Service Commission has implemented a comprehensive unbundling program in the state. Over 80% of the state’s residential gas consumers are serviced by certified gas marketers. The ability to disconnect customers for non-payment of invoices is severely constrained by system design and human resource limitations in this market. This may affect our ability to limit losses within this market.

Maryland.  In 1997, natural gas choice was brought to Maryland consumers. We provide gas service to residential and small commercial customers in the Baltimore Gas & Electric market area. There are other gas marketers that serve these types of customers. In July 2005, the Maryland Public Service Commission proposed enhanced customer protection rules, yet to be adopted which will be applied to the retail energy market. The approval of these rules will not impact financial results as the Company we are currently compliant.

Nevada.  In 1985, the Nevada State Legislature passed legislation permitting the selling of natural gas as a discretionary service in Nevada. Consequently, industrial and large commercial consumers of natural gas have been able to choose their supplier. Commerce Energy’s entry into the Nevada natural gas market is a result of the acquisition of commercial and industrial customers purchased from Houston Energy Services Company, completed in September 2006. We operate in one LDC market in Nevada.

Ohio.  In 1997, natural gas choice programs began in Ohio. We provide gas service to residential and small commercial customers in the Dominion East Ohio, or DEO, and Columbia Gas of Ohio service areas.

DEO will exit the merchant function in Ohio, and its plan was approved by the Public Utilities Commission of Ohio, or PUCO, earlier this year. The plan was divided into two sections, Phase I and Phase II. In Phase I, suppliers and marketers bid for supply only. In Phase II, suppliers and marketers will bid to serve any bundled customers remaining with DEO. On August 29, 2006, DEO conducted an auction for pricing of its natural gas wholesale supply of natural gas for the time period October 2006 through August 2008.

The auction participants will bid a monthly retail price adjustment to be added to the monthly NYMEX settlement price. The sum of these will become the Standard Offer Service, or SOS, price that will replace the current Gas Cost Recovery, or GCR, rate. The GCR rate has traditionally been calculated on a monthly basis using imbalances from prior months. The new SOS rate will more closely reflect true market costs.

It is expected that DEO will be submitting an application to the PUCO by October 31, 2007 for Phase II.

Pennsylvania.  In 1997, the natural gas supply service in Pennsylvania was fully opened to competition for all customer classes. The Natural Gas Choice and Competition Act specified that after five years (July 2004) the PUC was to initiate processes to evaluate the competitiveness of natural gas supply services in the state and report its findings to the General Assembly. As a result, the Pennsylvania PUC released a report on its findings in 2006. It was discovered that the State at this time could be more supportive of competition by changing some of the rules and taxes currently imposed on suppliers. A report regarding their findings is expected to be released later this year.

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

The Federal Energy Policy Act of 2005

On August 8, 2005, the Energy Policy Act of 2005, or EPA 2005, was signed into law. The scope of EPA 2005 is broad, addressing fossil, nuclear and renewable energy, energy efficiency and tax credits and incentives, across a range of energy producing and consuming sectors. Certain changes mandated by EPA 2005 may have a direct or indirect effect on our business. In particular, provisions intended to enhance the reliability of electric transmission and delivery systems, further the transparency of electricity and natural gas markets, encourage the construction of new electric transmission infrastructure, and facilitate the importation of natural gas should increase the efficiency of the competitive wholesale natural gas and electricity markets in which we participate. Furthermore, effective February 8, 2006, EPA 2005 replaced the Public Utility Holding Company Act of 1935, or PUHCA 1935, with the Public Utility Holding Company Act of 2005, or PUHCA 2005. PUHCA 2005 involves much less extensive regulation than PUHCA 1935, but does include provisions involving FERC access to books and records of public utility holding companies and their affiliates, as well as certain oversight over affiliate transactions. In accordance with EPA 2005, FERC has finalized rules (RM05-32-000) to address certain issues related to implementation of PUHCA 2005, including implementing the Federal access to books and records.

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

In June 2007, mandatory, enforceable reliability standards were imposed on the bulk power industry under the Energy Policy Act of 2005. The bulk power industry includes power plants and transmission infrastructure. The North American Electric Reliability Corporation or NERC is responsible for developing and enforcing 83 reliability standards. NERC maintains a compliance registry of 1,400 entities, and any violation of the reliability standards can result in enforcement actions and fines. We are not included among the 1,400 entities, but nonetheless believe that such standards will serve to protect the operation of the bulk power system, through which we procure and deliver wholesale power supplies to our retail loads.

Intellectual Property

Intellectual property assets include our proprietary software and service products, our registered trademarks (electricAmerica®, Green Smart®, 1-800-Electric®, electric.com®, capacitycenter.com® and Utilihost, Inc.®), our 1-800-Electric telephone number and rights to our internet domain names electric.com, commerceenergy.com and electricAmerica.com. We believe that each of our intellectual property assets offers us strategic advantages in our operations.

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

Employees

As of July 31, 2007, we employed 255 full-time employees, including 45 in administration, 50 in marketing and sales, and 160 in operations. Our employees are not covered by a collective bargaining agreement or represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information

Our Internet address is www.CommerceEnergy.com. There, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our Web site. The other information found on our Web site is not part of this or any other report we file or furnish to the SEC.

Any of the materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.	Risk Factors.

If competitive restructuring of the retail energy market is delayed or does not result in viable competitive market rules, our business will be adversely affected.

The Federal Energy Regulatory Commission, or FERC, has maintained a strong commitment to the deregulation of wholesale electricity markets. The new provisions of EPA 2005 should serve to further enhance the reliability of the electric transmission grid which our electric marketing operations depend on for delivery of power to our customers. This movement at the federal level has in part helped spur deregulation measures in the states at the retail level. Twenty-three states and the District of Columbia have either enacted enabling legislation or issued a regulatory order to implement retail access. In 18 of these states, retail access is either currently available to some or all customers, or will soon be available. However, in many of these markets the market rules adopted have not resulted in energy service providers being able to compete successfully with the local utilities, and customer switching rates have been low. Our business model depends on other favorable markets opening under viable competitive rules in a timely manner. In any particular market, there are a number of rules that will ultimately determine the attractiveness of any market. Markets that we enter may have both favorable and unfavorable rules. If the trend towards competitive restructuring of retail energy markets does not continue or is delayed or reversed, our business prospects and financial condition could be materially adversely impaired.

Retail energy market restructuring has been and will continue to be a complicated regulatory process, with competing interests advanced not only by relevant state and federal utility regulators, but also by state legislators, federal legislators, local utilities, consumer advocacy groups and other market participants. As a result, the extent to which there are legitimate competitive opportunities for alternative energy suppliers in a given jurisdiction may vary widely, and we cannot be assured that regulatory structures will offer us competitive opportunities to sell energy to consumers on a profitable basis. The regulatory process could be negatively impacted by a number of factors, including interruptions of service and significant or rapid price increases. The legislative and regulatory processes in some states take prolonged periods of time. In a number of jurisdictions, it may be many years from the date legislation is enacted until the retail markets are truly open for competition.

Other aspects of EPA 2005, such as the repeal of PUHCA 1935 and replacing it with PUHCA 2005, may also impact our business to the extent FERC does not continue the SEC’s precedent of not regulating electric and gas marketers under PUHCA. A proposed rulemaking implementing PUHCA 2005 is currently pending before FERC. If marketers and their parent companies and affiliates are to be regulated under PUHCA 2005, FERC may have access to their books and records and has oversight of their affiliate transactions. Various parties participating in FERC rulemaking have urged FERC not to regulate marketers and other entities that do not own or operate gas or electric facilities.

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

We intend to increase our operating expenses to develop and expand our business, including brand development, marketing and other promotional activities and the continued development of our billing, customer care and power procurement infrastructure. Our ability to operate profitably will depend on, among other things:

•	our ability to attract and to retain a critical mass of customers at a reasonable cost;

•	our ability to continue to develop and maintain internal corporate organization and systems;

•	the continued competitive restructuring of retail energy markets with viable competitive market rules;

•	our ability to effectively manage our energy procurement and shaping requirements, and to sell our energy at a sufficient profit margin; and

•	our ability to obtain and retain credit necessary to support future growth and profitability.

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

We depend upon internally developed, and, in the future will rely in part on vendor-developed, systems and processes to provide several critical functions for our business, and the loss of these functions could materially adversely impact our business.

We have developed our own systems and processes to operate our back-office functions, including customer enrollment, metering, forecasting, settlement and billing. We are currently in the process of replacing a number of our internally developed legacy software systems with vendor-developed systems. Problems that arise with the performance of such back-office functions could result in increased expenditures, delays in the launch of our commercial operations into new markets, or unfavorable customer experiences that could materially adversely affect our business strategy. Any interruption of these services could also be disruptive to our business. As we transition from our own systems to new vendor-developed systems, we may incur duplicative expenses for a period of time, and we may experience installation and integration issues with the new systems or delays in the implementation of the new systems. If we experience some or all of these new system implementation risks and these result in unreliable or inaccurate data for our financial reporting, we may not be able to establish a sufficient operating history for Sarbanes-Oxley 404 attestation requirements, which we expect we must meet by no later than fiscal year ending July 31, 2008 for management’s attestation, and July 31, 2009 for the attestation of our independent auditors. Should our market capitalization exceed $75 million (as defined) on January 31, 2008, we would require the attestation of our independent accountants on July 31, 2008.

Substantial fluctuations in electricity and natural gas prices or the cost of transmitting and distributing electricity and natural gas could have a material adverse affect on us.

To provide electricity and natural gas to our customers, we must, from time to time, purchase the energy commodity in the short-term or spot wholesale energy markets which can be highly volatile. In particular, the wholesale electricity market can experience large price fluctuations during peak load periods. Furthermore, to the extent that we enter into contracts with customers that require us to provide electricity and natural gas at a fixed price over an extended period of time, and to the extent that we have not purchased the entire commodity to cover those commitments, we may incur losses caused by rising wholesale prices. Periods of rising prices may reduce our ability to compete with local utilities because their regulated rates may not immediately increase to reflect these increased costs. Energy Service Providers like us take on the risk of purchasing power for an uncertain load, and, if the load does not materialize as forecast, it leaves us in a long position that would be resold into the wholesale electricity and natural gas market. Sales of this surplus electricity could be and often are at prices below our cost. Long positions of natural gas must be stored in inventory and are subject to the lower of cost or market valuations that can produce losses. Conversely, if unanticipated load appears that may result in an insufficient supply of electricity or natural gas, we would need to purchase the additional supply. These purchases could be and often are at prices that are higher than our sales price to our customers. Either situation could create losses for us if we are exposed to the price volatility of the wholesale spot markets. Any of these contingencies could substantially increase our costs of operation. Such factors could have a material adverse effect on our financial condition.

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

In the future, we may need to raise additional capital to fund the working capital requirements of our operations and growth, enhance or expand the range of services or products we offer to our customers, or respond to competitive pressures or perceived opportunities, such as investment, acquisition and expansion activities; if such additional capital funds are not available when required or on acceptable terms, our business and financial results could suffer.

We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.

In addition to the approximately 30.4 million shares of our common stock outstanding at July 31, 2007, we may issue additional shares of common stock in the following scenarios: a significant number of additional shares of our common stock may be issued if we seek to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities of our common stock. Additionally, as of July 31, 2007, we may issue approximately 7.0 million shares of our common stock pursuant to outstanding stock options; and 1.0 million shares of our common stock pursuant to awards under our 2006 Stock Incentive Plan.

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

If the market price of wholesale electricity decreases below the price of the electricity we purchase under long-term contracts, the power suppliers may require us to post margin in the form of a letters of credit, or other collateral, to protect them against our potential default on the contract. If we are required to post such security, it could adversely affect our liquidity.

Some suppliers of electricity have been experiencing deteriorating credit quality.

We continue to monitor the credit quality of our energy suppliers to attempt to reduce the impact of any potential counterparty default. As of July 31, 2007, the majority of our counterparties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time with no advance warning. Deterioration in the credit quality of our energy suppliers could have an adverse impact on our sources of electricity purchases.

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

In California, the FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California Energy Crisis of 2000 and 2001, and to recalculate what market clearing and bi-lateral contract prices should have or might have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants or recalculated in the event of bi-lateral contracts, this could have a material adverse financial impact on us, but the extent of any such amount cannot be predicted. Please see the discussion under Part 1, Item 1. Business — Governmental Regulation — Electricity — California.

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

We do not have a great deal of experience acquiring companies or large blocks of assets, and the companies and assets we have acquired have been small. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or group of assets may create unforeseen operating difficulties and expenditures and risk. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies;

•	Diversion of management time and focus from operating our business to acquisition integration challenges;

•	Cultural challenges associated with integrating employees from the acquired company into our organization;

•	Retaining employees working in the businesses or group of assets we acquire;

•	The need to integrate the accounting, management information, human resource and other administrative systems of an acquired business or assets to permit effective management;

•	The possibility of increased customer attrition with respect to the assets we acquire; and

•	The need to secure adequate supplies of electricity and natural gas to service the demands of the acquired business or assets.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting; which would harm our business and the trading price of our stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring us, as a public company to include a report in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting for fiscal 2008. In addition, our independent registered public accountants must attest to and report on the effectiveness of our internal controls over financial reporting. The requirement pertaining to our independent registered public accountant’s attestation report may initially apply to our Annual Report on Form 10-K for the fiscal year ending July 31, 2008, if our market capitalization (as defined) exceeds $75 million on January 31, 2008. How companies implement these requirements, including internal control revisions, if any, to comply with Section 404’s requirements, and how independent registered public accountants will apply these new requirements and test companies’ internal controls, are continually evolving. Although we are diligently and vigorously reviewing our internal controls over financial reporting to comply with the new Section 404 requirements, we cannot be certain as to the outcome of the testing of our internal controls and any remediation efforts that may be needed. When independent registered public accountant attestation is required, there is the risk that our independent registered public accountants may not be satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or that the independent registered public accountants interpret the requirements, rules or regulations differently than we do. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 1C.	Executive Officers of the Registrant.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers, including their respective business experience during the last five years and age as of October 16, 2007. Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no arrangements or understandings pursuant to which any of the persons listed below was selected as an executive officer.

Name and Position	Age	Principal Occupation and Other Information

Steven S. Boss Chief Executive Officer and Director	61	Mr. Boss has served as a director of the Company since July 2005 and was appointed Chief Executive Officer of the Company in August 2005. Since August 2005, Mr. Boss also has served as a director and President of the Company’s principal operating subsidiary, Commerce Energy, Inc., and as a director and Chief Executive Officer of Skipping Stone Inc., another wholly-owned subsidiary of the Company.

Name and Position	Age	Principal Occupation and Other Information

		From 2003 to August 2005, Mr. Boss practiced law, specializing in the representation of energy companies and commercial energy users. He also has significant operating experience in the retail energy industry. From 2000 to 2003, he served as President of Energy Buyers Network LLC, an energy consulting firm that provided regulatory representation and structured direct-access energy transactions for commercial energy users.
		Before that, Mr. Boss served as President of Sierra Pacific Energy Company and Nevada Power Services, both of which were non-regulated energy services operating subsidiaries of Sierra Pacific Resources, and served as President and Chief Executive Officer of Sunrise Energy Services Inc. an independent, natural gas marketing company whose stock was publicly traded on the Amex and London stock exchanges.
		He earned a Bachelor of Science degree in Aerospace Engineering from the University of Texas, a Juris Doctorate from the University of Southern California and has been a member of the California State Bar since 1974.
J. Robert Hipps Interim Chief Financial Officer	67	Mr. Hipps joined the Company as Interim Chief Financial Officer in July 2007. Mr. Hipps has been a partner with Tatum, LLC, an executive service and consulting firm, since April 1998 and a member of its board of managers since January 2003. While at Tatum, he served as Interim Chief Financial Officer of Southstar Energy, the parent company of Georgia Natural Gas, a natural gas marketer, from October 2001 to February 2004 and Interim Chief Financial Officer for the Municipal Electric Authority of Georgia for a three month period.
		Earlier, Mr. Hipps was Senior Vice President of Finance and Chief Financial Officer of National Services Industries (NSI), a diversified New York Stock Exchange (NYSE) company, from 1990 to 1996. He previously served as Vice President and Controller, and Vice President and Treasurer of General Signal Corporation, a Fortune 300 company and producer of electronic and electrical control systems. Prior to that, Mr. Hipps was vice president and treasurer of Neptune International Corporation, a NYSE company involved in fluid measurement and water pollution control equipment.

Name and Position	Age	Principal Occupation and Other Information

		Mr. Hipps began his career at Price Waterhouse & Co.’s New York office. He earned a Bachelor of Arts degree from Yale University and a Master of Business Administration degree from Stanford University. He received his CPA certification in New York State.
Thomas L. Ulry Senior Vice President, Sales and Marketing	43	Mr. Ulry joined the Company in February 2005 as Senior Vice President, Sales and Operations and currently serves as Senior Vice President, Sales and Marketing teams.
		From October 2003 until he joined Commerce, Mr. Ulry served as Global Vice President and Chief Operating Officer of ACN Energy, a network sales organization with a broad range of services across the deregulated industries that we acquired in February 2005. ACN Energy is a division of ACN, Inc.
		From November 2001 to July 2003, Mr. Ulry served as Senior Vice President for Nicor Energy LLC., a diversified company providing natural gas distribution, where he was responsible for managing the profit and loss center for its consumer business unit.
		Prior to that, Mr. Ulry served as President and Chief Operating Officer for Energy.com Corporation, a company providing comparison energy shopping over the Worldwide Web.
		Mr. Ulry has also worked at Access Energy Corporation and with Unicorp Energy Inc., as Manager of Information Systems. In addition, Mr. Ulry served as Director of Operations for Aquila Inc. / Broad Street Oil & Gas where he designed, built and implemented office systems.
R. Nick Cioll Vice President, Chief Risk Officer	49	Mr. Cioll was appointed Chief Risk Officer of the Company in October 2006. Mr. Cioll has served as Vice President of Risk Management for Commerce Energy since July 2004.
		From April 2002 to July 2004, Mr. Cioll served as director of Risk Management at TXU Corporation, a company that engages in electricity generation, residential and business retail electricity sales, and wholesale power and natural gas market activities. From 2001 to 2002, Mr. Cioll served as Internal Business Consultant at TXU Corporation. From 1999 to 2001, Mr. Cioll served as Senior Vice President and Chief Strategy Officer of RateXChange Corporation, an e-commerce startup.
		Mr. Cioll received a Bachelor of Science degree in Economics from Louisiana State University and a Master of Business Administration degree with a finance option from the University of New Orleans. Mr. Cioll became a Certified Public Accountant in 1993.

Item 2.	Properties.

We sublease approximately 39,000 square feet of office space in Costa Mesa, California, which houses our principal executive offices and administrative and operations space. This lease expires in September 2009. We also lease approximately 17,000 square feet of office space in Irving, Texas which expires in January 2010 and lease office space in Boston, Massachusetts and Houston, Texas. The Boston office consists of approximately 3,200 square feet under a lease that expires in June 2010, and the Houston office consists of approximately 5,000 square feet under a lease that expires in September 2009.

We believe that our current facilities are sufficient for the operation of our business, and we believe that suitable additional space in various local markets is available to accommodate any needs that may arise.

Item 3.	Legal Proceedings.

American Communications Network

On February 24, 2006, American Communications Network, Inc., or ACN, delivered to us an arbitration demand claim, alleging that Commerce was liable for significant actual, consequential and punitive damages and restitution on a variety of causes of action including anticipatory breach of contract, unjust enrichment, tortuous interference with prospective economic advantage and prima facie tort with respect to alleged future commissions arising after their termination of the Sales Agency Agreement effective February 9, 2006. ACN, Commerce Energy and the Company entered into the Sales Agency Agreement in connection with the Company’s purchase of certain assets of ACN and certain of its subsidiaries in February 2005. This claim was delivered via mail to the Company but was not filed with the American Arbitration Association, or the AAA.

On March 23, 2006, Commerce Energy filed a Demand for Arbitration with the AAA in New York of this dispute, asserting claims for declaratory relief, material breach of contract and breach of the implied covenant of good faith and fair dealing. Our Demand for Arbitration sought compensatory damages in an amount to be determined at the arbitration. On May 4, 2006, ACN filed with the AAA in New York its Demand for Arbitration of this dispute with the Commerce Energy. In its Demand, ACN alleges claims against Commerce Energy for breach of contract and breach of implied duty of good faith and fair dealing, seeking damages and restitution in amounts to be determined at the hearing.

On June 11, 2007, the Company, Commerce Energy, Peter Weigand, an individual, and ACN, entered into a Settlement Agreement and Mutual Release or the Settlement Agreement. Pursuant to the Settlement Agreement, Commerce and ACN mutually released all claims against one another, and Commerce made a cash payment of $3.9 million to ACN. In addition, the Company, Commerce Energy and ACN have filed with the American Arbitration Association a Stipulation to Dismiss All Claims with Prejudice relating to the pending arbitration proceeding between the Company, Commerce Energy and ACN, Case No. 13 198 Y 00688 06. Pursuant to the Settlement Agreement, the Company and Commerce Energy have no future financial or other obligations to ACN, other than customary covenants set forth in the Settlement Agreement.

California Refund Case

During 2000 and 2001, we bought, sold and scheduled power in the California wholesale energy markets through the markets and services of APX, Inc. or APX. As a result of a complaint filed at FERC by San Diego Gas and Electric Co. in August 2000 and a line of subsequent FERC orders, we became involved in proceedings at FERC related to sales and schedules in the CPX, and the CAISO, markets, Docket No. EL00-95; which we refer to as the California Refund Case. A part of that proceeding related to APX’s involvement in those markets.

On January 5, 2007, APX, we and certain other parties, whom we refer to as the Settling Parties, signed an APX Settlement and Release of Claims Agreement, or the APX Settlement Agreement, and filed such agreement along with a Joint Offer of Settlement and Motion for Expedited Consideration with FERC in the California Refund Case. The APX Settlement Agreement, among other things, established a mechanism for allocating refunds owed to APX and to resolve certain other matters and claims related to APX’s participation in the CPX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. The APX Settlement Agreement became effective on March 1, 2007.

Under the APX Settlement Agreement, several Settling Parties are entitled to payments from APX, with Commerce expected to receive up to approximately $6.5 million. We received $5.1 million of the settlement payment in April 2007 and received the remaining $1.4 million in August 2007. By entering into the APX Settlement Agreement, claims against us by any party to the APX Settlement Agreement for refunds, disgorgement of profits or other monetary or non-monetary remedies for APX-related claims shall be deemed resolved with prejudice and settled insofar as APX remains a net payment recipient (as that term is defined in the APX Settlement Agreement) in the proceeding at FERC.

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

The Settlement Agreement is subject to possible court review. We could be required to return or redistribute some or all of the funds received under the Settlement Agreement. Also see Part 1, Item 1. Business — Governmental Regulation — Electricity — California.

Lawrence Clayton, Jr.

On August 5, 2007, we received a statement of claims against us, which also references certain of our officers and directors, on behalf of Lawrence Clayton, Jr., the former Senior Vice President, Chief Financial Officer and Secretary of the Company, in connection with Mr. Clayton’s termination on July 25, 2007. In his statement of claims, Mr. Clayton disputes the basis for his termination. The principal relief sought by Mr. Clayton is a lump sum payment of approximately $1.6 million. In accordance with the dispute resolution procedure set forth in his employment agreement with the Company, a mediator has been selected for the resolution of this dispute and a mediation session has been scheduled to be held in November 2007. In the event that the mediation is not successful, the parties have agreed to binding arbitration pursuant to the Employment Dispute Rules of Judicial Arbitration and Mediation Services, Inc. We believe that no severance payments or other obligations were due to Mr. Clayton upon his termination and the Company has not accrued for such payments or any other litigation-related amounts. We intend to vigorously defend Mr. Clayton’s claims.

Other Matters

We currently are, and from time to time may become, involved in litigation concerning claims arising out of our operations in the normal course of business. While we cannot predict the ultimate outcome of our pending matters or how they will affect our results of operations or financial position, our management currently does not expect any of the legal proceedings to which we are currently a party, including the above-referenced claims raised by Mr. Clayton, to have a material adverse effect on our results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders in the fourth quarter of fiscal 2007.

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

Market Information

On July 8, 2004, our common stock began trading on the American Stock Exchange under the symbol “EGR.” The following table sets forth, the high and low sales price per share of common stock for the periods indicated, as reported on the American Stock Exchange:

Fiscal Year Ending July 31, 2006	High	Low
First Quarter	$1.80	$1.32
Second Quarter	$1.68	$1.20
Third Quarter	$1.51	$0.82
Fourth Quarter	$1.62	$1.05

Fiscal Year Ending July 31, 2007	High	Low

First Quarter	$1.49	$1.01
Second Quarter	$1.75	$1.32
Third Quarter	$3.25	$1.37
Fourth Quarter	$2.35	$1.71

On October 16, 2007, the high and low sales price per share on the American Stock Exchange for our common stock was $2.23 and $2.15, respectively.

Holders

On October 16, 2007, there were 1,600 holders of record of our Common Stock.

Dividend Policy

We have not declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividends for the foreseeable future. We presently intend to retain earnings to grow our customer base, finance future operations, and make capital investments.

Our asset-based credit facility restricts our ability to pay cash dividends on our common stock and restricts the ability of our principal operating subsidiary Commerce Energy to pay dividends to us without the lenders’ consent. See “Credit Facility” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K and Note 4 to the Notes to the Consolidated Financial Statements.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K under the caption. “Securities Authorized for Issuance under Equity Compensation Plans,” and that information is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

None.

Performance Graph

The following performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Common Stock commenced trading on the American Stock Exchange on July 8, 2004. The last trading day of the Company’s fiscal year 2007 was July 31, 2007.

Comparison of Initial Trading Period Cumulative Return The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of the Common Stock.

The performance graph below illustrates a comparison of cumulative total returns based on an initial investment of $100 in the Common Stock as traded on the American Stock Exchange from July 31, 2004 to July 31, 2007, as compared with the S&P 500 Stock Index and the Utility Select Sector Index for the same period. The Utility Select Sector Index is a modified market capitalization based index intended to track the movement of companies that are components of the S&P 500 index and are utilities. Utilities include communications services, electrical power providers and natural gas distributors.

This performance chart assumes:

•	$100 invested on July 31, 2004 in our Common Stock compared with a $100 investment in the S&P 500 Stock Index and in the Utility Select Sector Index.

•	All dividends are reinvested.

Value of Investment

	July 31,	July 31,	July 31,	July 31,
	2004	2005	2006	2007
Commerce Energy Group, Inc. Common Stock	$100.00	$90.30	$83.64	$127.27
S&P 500 Index	$100.00	$112.02	$115.88	$132.09
Utilities Select Sector Index	$100.00	$133.80	$140.49	$157.48

Item 6.	Selected Financial Data.

The selected financial data in the following table sets forth (a) balance sheet data as of July 31, 2007 and 2006, and statements of operations data for the fiscal years ended July 31, 2007, 2006 and 2005 derived from our audited consolidated financial statements, which were audited by an independent registered public accounting firm, for the fiscal year ended July 31, 2005, and audited by Hein & Associates LLP, independent registered public accounting firm, for the fiscal year ended July 31, 2007 and 2006, which are included elsewhere in this filing, and (b) balance sheet data as of July 31, 2005, 2004 and 2003, and statements of operations data for the fiscal years ended July 31, 2004 and 2003, derived from our audited consolidated financial statements, which were audited by an independent registered public accounting firm, which are not included in this filing. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto set forth herein.

	Fiscal Year Ended July 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands except per share information)

Consolidated Statement of Operations Data:
Net revenue	$371,614	$247,080	$253,853	$210,623	$165,526
Direct energy costs	314,371	218,289	225,671	191,180	128,179

Gross profit	57,243	28,791	28,182	19,443	37,347
Operating expenses	47,933	32,170	35,585	33,313	22,732

Income (loss) from operations	9,310	(3,379)	(7,403)	(13,870)	14,615
Initial formation litigation expenses	—	—	(1,601)	(1,562)	(4,415)
Recovery of (provision for) impairment on investments	—	—	2,000	(7,135)	—
Loss on termination of Summit	—	—	—	(1,904)	—
Loss on equity investments	—	—	—	—	(567)
Minority interest share of loss	—	—	—	1,185	187
ACN arbitration settlement	(3,900)	—	—	—	—
Interest income	1,296	1,140	890	549	715
Interest expense	(1,053)	—	—	—	—

Income (loss) before provision for (benefit from) income taxes	5,653	(2,239)	(6,114)	(22,737)	10,535
Provision for (benefit from) income taxes	122	—	—	(1,017)	5,113

Net income (loss)	$5,531	$(2,239)	$(6,114)	$(21,720)	$5,422

Earnings (loss) per common share
Basic	$0.18	$(0.07)	$(0.20)	$(0.77)	$0.19

Diluted	$0.18	$(0.07)	$(0.20)	$(0.77)	$0.18

Weighted-average shares outstanding:
Basic	29,906	30,419	30,946	28,338	27,424

Diluted	30,044	30,419	30,946	28,338	30,236

	As of July 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Consolidated Balance Sheet Data:
Working capital	$38,863	$32,253	$36,719	$58,105	$56,411
Total assets	$116,576	$99,076	$102,632	$110,823	$125,870
Stockholders’ equity	$70,520	$66,333	$70,061	$74,106	$93,017

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We are an independent marketer of electricity and natural gas to end-user customers. As of July 31, 2007, we provided retail electricity and natural gas to residential, commercial, industrial and institutional customers in ten states. Our principal operating subsidiary, Commerce Energy, Inc., is licensed by the Federal Energy Regulatory Commission, or FERC, and by state regulatory agencies as an unregulated retail marketer of natural gas and electricity.

We were founded in 1997 as a retail electricity marketer in California. As of July 31, 2007, we supplied electricity to approximately 136,200 customers in California, Maryland, Michigan, New Jersey, Pennsylvania and Texas; and natural gas to approximately 59,300 customers in California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania.

The electricity and natural gas we sell to our customers is purchased from third-party suppliers under both short-term and long-term contracts. We do not own electricity generation or transmission facilities, natural gas producing properties or pipelines. The electricity and natural gas we sell is generally metered and delivered to our customers by local utilities. The local utilities also provide billing and collection services for many of our customers on our behalf. Additionally, to facilitate load shaping and demand balancing for our customers, we buy and sell surplus electricity and natural gas from and to other market participants when necessary. We utilize third-party facilities for the storage of our natural gas.

The growth of our retail business depends upon a number of factors, including the degree of deregulation in each state, our ability to acquire new customers and retain existing customers and our ability to acquire energy for our customers at competitive prices and on favorable credit terms.

APX Settlement

On January 5, 2007, APX, we and certain other parties signed an APX Settlement and Release of Claims Agreement, or the APX Settlement Agreement, which among other things, established a mechanism for allocating refunds owed to APX and resolved certain other matters and claims related to APX’s participation in the PX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. Under the APX Settlement Agreement, Commerce and certain other parties were entitled to receive payments from APX, with Commerce expected to receive up to approximately $6.5 million. Subsequently, in April 2007, we received a payment of $5.1 million and the remaining settlement payment of $1.4 million in August 2007.

HESCO Customer Acquisition

Effective September 1, 2006, the Company acquired from Houston Energy Services Company, L.L.C., or HESCO certain assets consisting principally of contracts with end-use customers in California, Florida, Nevada, Kentucky and Texas consuming approximately 12 billion cubic feet of natural gas annually. The acquisition price of approximately $4.1 million in cash and $0.2 million in assumption of liabilities was allocated to customer contracts and is being amortized over an estimated life of four years.

ACN Energy Transaction

On February 9, 2005, we acquired certain assets of ACN Utility Services, Inc. or ACNU, a subsidiary of American Communications Network, Inc. or ACN, and its retail electricity business in Texas and Pennsylvania and its retail natural gas business in California, Georgia, Maryland, New York, Ohio and Pennsylvania. The aggregate purchase price was $14.5 million in cash and 930,233 shares of our common stock, valued at $2.0 million. The common stock payment was contingent upon ACN meeting certain sales requirements during the year following the acquisition date. These sales requirements were not met and the shares were cancelled in April 2006. As a result, both goodwill and common stock were reduced by $2.0 million. We refer to this acquisition as the ACN Energy Transaction and the assets acquired as the ACN Energy Assets.

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

Market and Regulatory

As of July 31, 2007, we served electricity and gas customers in 10 states, operating within the jurisdictional territory of 22 different local utilities or LDCs. Among other things, tariff filings by these LDCs for changes in their allowed billing rate to their customers in the markets in which we operate, significantly impact the viability of our sales and marketing plans and our overall operating and financial results. Although regulatory requirements are determined by each state jurisdiction, and administered and monitored by state regulatory commissions, typically known as the PUC, operating rules and rate filings for each LDC even within the same state, are unique. Accordingly, we generally treat each LDC distribution territory as a distinct market.

Electricity

As of July 31, 2007, we marketed electricity in 12 LDC markets within the 6 states of California, Maryland, Michigan, New Jersey, Pennsylvania, and Texas.

On April 1, 1998, we began supplying customers in California with electricity as an Electric Service Provider, or ESP. On September 20, 2001, the California Public Utility Commission, or CPUC, issued a ruling suspending the right of Direct Access, which allowed electricity customers to buy their power from a supplier other than the electric utilities. This suspension, although permitting us to keep current direct access customers and to solicit direct access customers served by other ESPs, prohibits us from soliciting new non-direct access customers indefinitely.

Currently, several important rules are under review by the CPUC, including the Resource Adequacy Requirement and the Renewable Portfolio Standard. Additional costs to serve customers in California are anticipated from these proceedings; however, the CPUC decisions will determine the allocation of costs across all market participants. We cannot currently estimate the impact that these issues and anticipated additional costs may have on our future financial results.

In connection with FERC’s determination of the amounts of refunds due to California energy buyers for purchases made in the spot markets operated by the CAISO and the California PX during the period October 2, 2000 through June 20, 2001, referred to as the “refund period,” FERC has issued dozens of orders, most of which have been taken up on appeal before the United States Court of Appeals for the Ninth Circuit. Two of the cases, Lockyer v. FERC and CPUC v. FERC each present issues which may have an adverse financial impact upon us; however, at this time, we are unable to predict either the outcome of the proceedings or the ultimate financial effect on us.

Lockyer v. FERC.  On September 9, 2004, the Ninth Circuit issued a decision on the California Attorney General’s challenge to the validity of FERC’s market-based rate system. This case was originally presented to FERC upon complaint that the adoption and implementation of market based rate authority was flawed. FERC dismissed the complaint after sellers refiled reports of sales in the CAISO and the California PX spot markets and bilateral sales to California Department of Water Resources during 2000 and 2001. The Ninth Circuit upheld FERC’s authority to authorize sales of electric energy at market-based rates, but found that the requirement that sales at market-based rates be reported quarterly to FERC for individual transactions is integral to a market-based rate regime. The State of California, among others, has publicly interpreted the decision as providing authority to FERC to order refunds for different time frames and based on different rationales than are currently pending in the

California Refund Proceedings, discussed in the immediately proceeding paragraph The decision remands to FERC the question of whether, and in what circumstances, to impose refunds or other remedies for any alleged failure to report sales transactions to FERC. On December 28, 2006, several energy sellers filed a petition for a writ of certiorari to the U.S. Supreme Court. The U.S. Supreme Court denied the petition. We cannot predict the scope or nature of, or ultimate resolution of this case.

CPUC v. FERC.  On August 2, 2006, after reviewing certain FERC decisions in the California Refund Proceedings, the Ninth Circuit decided that FERC erred in excluding potential relief for alleged tariff violations related to transactions in the CAISO and the California PX markets for periods that pre-dated October 2, 2000 and additionally ruled that FERC should consider remedies for certain bilateral transactions with the California Department of Water Resources previously considered outside the scope of the proceedings. The decision may expose Commerce to claims or liabilities for transactions outside the previously defined “refund period.” At this time, the ultimate financial outcome for us is unclear.

There are proceedings and cases in other states in which we sell electricity, that could impact our financial results, but we are actively engaged in advocacy or coalition groups to mitigate any adverse policy outcomes.

Natural Gas

As of July 31, 2007, we marketed natural gas in 13 LDC markets within the seven states of California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania. Due to significant increases in the price of natural gas, a number of LDCs have filed or communicated expectations of filing for approval of rate increases to their customers. Although the impact of these filings cannot currently be estimated, they are not anticipated to adversely impact our financial results.

In 1997, natural gas choice programs began in Ohio. We provide gas service to residential and small commercial customers in the Dominion East Ohio, or DEO, and Columbia Gas of Ohio service areas.

DEO will exit the merchant function in Ohio, and its plan was approved by the Public Utilities Commission of Ohio, or PUCO, earlier this year. The plan was divided into two sections, Phase I and Phase II. In Phase I, suppliers and marketers bid for supply only. In Phase II, suppliers and marketers will bid to serve any bundled customers remaining with DEO. On August 29, 2006, DEO conducted an auction for pricing of its natural gas wholesale supply of natural gas for the time period October 2006 through August 2008.

The auction participants will bid a monthly retail price adjustment to be added to the monthly NYMEX settlement price. The sum of these will become the Standard Offer Service, or SOS, price that will replace the current Gas Cost Recovery, or GCR, rate. The GCR rate has traditionally been calculated on a monthly basis using imbalances from prior months. The new SOS rate will more closely reflect true market costs.

It is expected that DEO will be submitting an application to the PUCO by October 31, 2007 for Phase II.

Results of Operations

The following table summarizes the results of our operations for fiscal 2007, fiscal 2006, and fiscal 2005 (dollars in thousands):

	Fiscal Year Ended July 31,
	2007		2006		2005
	Dollars	% Revenue	Dollars	% Revenue	Dollars	% Revenue

Retail electricity sales	$236,627	64%	$176,290	71%	$186,389	73%
Natural gas sales	126,028	34%	61,701	25%	25,476	10%
Excess energy sales(1)	1,535	—	7,627	3%	40,061	16%
APX settlement	6,525	2%	—	—	—	—
Other	899	—	1,462	1%	1,927	1%

Net revenue	371,614	100%	247,080	100%	253,853	100%
Direct energy costs	314,371	85%	218,289	88%	225,671	89%

Gross profit	57,243	15%	28,791	12%	28,182	11%
Selling and marketing expenses	10,642	3%	5,231	2%	4,081	1%
General and administrative expenses	37,291	10%	26,939	11%	31,504	13%

Income (loss) from operations	$9,310	2%	$(3,379)	(1)%	$(7,403)	(3)%

(1)	Electricity supply greater than retail electricity demand which is sold back into the wholesale market.

Fiscal Year Ended July 31, 2007 Compared to Fiscal Year Ended July 31, 2006

Operating results for fiscal 2007 reflect income from operations of $9.3 million compared to a loss of $3.4 million for fiscal 2006. The principal reasons for the increase in income from operations was a $28.5 million increase in gross profit and partially offset by a $15.7 million increase in total operating expenses, comprised of selling and marketing expenses and general and administrative expenses. Our net income for fiscal 2007 was $5.5 million, compared to a net loss of $2.2 million in fiscal 2006, reflecting the improvement in operating results.

Gross profit increased $28.5 million to $57.2 million for fiscal 2007 from $28.8 million for fiscal 2006. Gross profit for fiscal 2007 includes $6.5 million for the APX Settlement. Gross profit from electricity totaled $46.6 million for fiscal 2007 compared to $22.9 million for fiscal 2006, reflecting the impact of customer growth in the Texas and Maryland markets. Gross profit for natural gas totaled $10.6 million for fiscal 2007 compared to $5.9 million for fiscal 2006. The increase in gross profit from natural gas reflected the impact of (i) customer growth in the Ohio markets; (ii) gross margin contribution from the commercial and industrial natural gas customers acquired in the September 2006 HESCO acquisition; and (iii) a mark-to-market loss incurred in the second quarter of fiscal 2006 on natural gas supply contracts.

Net revenue

The following table summarizes net revenues for fiscal 2007 and 2006 (dollars in thousands):

	Fiscal Year Ended July 31,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue

Retail Electricity Sales:
Texas	$102,357	28%	$24,886	10%
California	58,152	16%	67,114	27%
Pennsylvania/New Jersey	46,025	12%	63,200	26%
Maryland	21,005	6%	20	—
Michigan and Other States	9,088	2%	21,070	8%

Total Retail Electricity Sales	236,627	64%	176,290	71%

Retail Natural Gas Sales:
Ohio	34,193	9%	25,449	10%
California	22,187	6%	22,375	9%
Georgia	2,758	1%	8,853	4%
HESCO Customers	64,838	17%	—	—
All Other States	2,052	1%	5,024	2%

Total Natural Gas Sales	126,028	34%	61,701	25%

Excess Energy Sales	1,535	—	7,627	3%
APX settlement	6,525	2%	—	—
Other	899	—	1,462	1%

Net Revenue	$371,614	100%	$247,080	100%

Net revenues increased $124.5 million, or 50%, to $371.6 million for fiscal 2007 from $247.1 million for fiscal 2006. The increase in net revenues was driven primarily by a 34% increase in electricity sales, a 104% increase in natural gas sales and the APX Settlement. Higher electricity sales reflects the impact of a 300% increase in sales volumes in Texas due to customer growth, partly offset by lower retail sales in the Pennsylvania/New Jersey and Michigan markets resulting from customer attrition. Higher natural gas sales primarily reflect the impact of the September 2006 acquisition of the HESCO customers.

Retail electricity sales increased $60.3 million to $236.6 million for fiscal 2007 from $176.3 million for fiscal 2006 reflecting both the impact of 16% higher sales prices, and a 16% increase in sales volume. For fiscal 2007, we sold 2,057 million kilowatt hours, or kWh, at an average retail price per kWh of $0.115, as compared to 1,767 million kWh sold at an average retail price per kWh of $0.099 in fiscal 2006. Excess electricity sales for fiscal 2007 decreased $6.1 million compared to fiscal 2006 reflecting the impact of shorter term forward supply commitments due primarily to higher wholesale electricity prices and increased price volatility.

Natural gas sales increased $64.3 million to $126.0 million for fiscal 2007 from $61.7 million for fiscal 2006 reflecting the impact of sales to customers acquired in the September 2006 the HESCO acquisition. In fiscal 2007, we sold 14.8 million dekatherms, or DTH, at an average retail price per DTH of $8.51, as compared to 5.2 million DTH, sold at an average retail price per DTH of $12.00 during fiscal 2006. From the date of the HESCO acquisition in September 2006 through July 31, 2007, natural gas sales to the customers that we acquired in that acquisition totaled $64.8 million on sales volume of 8.8 million DTH or $7.37 per DTH.

We had approximately 136,200 and 80,000 retail electricity customers at both July 31, 2007 and 2006, respectively, and approximately 59,300 and 57,000 natural gas customers at July 31, 2007 and 2006, respectively.

Direct energy costs

Direct energy costs, which are recognized concurrently with related energy sales, include the commodity cost of natural gas and electricity, electricity transmission costs from the ISOs, transportation costs from LDCs and pipelines, other fees and costs incurred from various energy-related service providers and energy-related taxes the majority of which cannot be passed directly through to the customer.

Direct energy costs for fiscal 2007 totaled $198.9 million and $115.4 million for electricity and natural gas, respectively, compared to $162.5 million and $55.8 million, respectively, for fiscal 2006. The increase in electricity costs is primarily due to a 16% increase in sales volume and an 11% increase in price. Electricity costs averaged $0.097 per kWh for fiscal 2007 compared to $0.087 per kWh for fiscal 2006. The increase in natural gas costs is primarily due to a 184% increase in sales volume reflecting the impact of the HESCO acquisition offset by a 28% decrease in price. Direct energy costs for natural gas averaged $7.79 per DTH for fiscal 2007 as compared to $10.85 per DTH in fiscal 2006.

Operating expenses

Selling and marketing expenses were $10.6 million for fiscal 2007, an increase of $5.4 million from $5.2 million for fiscal 2006, reflecting the impact of higher cost of advertising and sales programs, telemarketing, third-party commissions and direct mail costs related to the Company’s increased customer acquisition initiatives. These higher costs due to increased customer acquisition initiatives were partly offset by lower payroll costs.

General and administrative expenses were $37.3 million for fiscal 2007, an increase of $10.4 million, from $26.9 million for fiscal 2006, reflecting higher customer service, and information technology personnel costs, incentive compensation costs, and increased consulting expenses.

Other expenses

On June 11, 2007, Commerce Energy and ACN entered into an agreement settling all arbitration claims and disputes. The total agreed upon settlement of $3.9 million was paid and recorded in April 2007. Related legal fees of $0.7 million were included in general and administrative expenses.

Interest income

Our interest income was $1.3 million for fiscal 2007, an increase of $0.2 million from $1.1 million in fiscal 2006. The increase was primarily higher market yields realized on investments offset in part by lower investable balances.

Interest Expense

Our interest expense was $1.1 million for fiscal 2007, primarily due to recording all costs of our new credit facility as interest expense in accordance with FAS 91.

Income before Provision for Income Taxes

Our income before provision for income taxes was $5.7 million for fiscal 2007 an increase of $7.9 million, from $2.2 million loss for fiscal 2006, as a result of the items discussed above.

Provision for Income Taxes

We have a provision for income taxes for fiscal 2007 of $0.1 million, compared to none from the prior year. This amount reflects the application of Alternative Minimum Tax to the portion of our current year tax basis income which cannot be offset by our tax loss carryforwards. As a result, our effective income tax rate for fiscal 2007 was 2.2% compared to 0.0% for fiscal 2006.

Year Ended July 31, 2006 Compared to Year Ended July 31, 2005

Operating results for fiscal 2006 reflect a loss from operations of $3.4 million compared to a loss of $7.4 million for fiscal 2005. The principal reasons for the decrease in the loss from operations was a $0.6 million increase in gross profit and a $3.5 million decrease in total operating expenses, comprised of selling and marketing expenses, and general and administrative expenses. Our net loss for fiscal 2006 was $2.2 million, compared to a net loss of $6.1 million in fiscal 2005, reflecting the reduction in the loss from operations.

Gross profit for fiscal 2006 was $28.8 million, a 2% increase compared to gross profit of $28.2 million in fiscal 2005. Gross profit for fiscal 2005 included a gain of $7.2 million from the sale of electricity supply contracts in Pennsylvania. Gross profit from electricity sales for fiscal 2006 was down slightly from fiscal 2005, as the impact of higher gross margins on lower electricity sales volumes, due primarily to customer attrition, in our Pennsylvania and Michigan markets was less than the prior year. The lower gross profit from electricity was offset by a $1.3 million increase in gross profit from natural gas operations, reflecting a full year of operations in fiscal 2006 as compared to six months in fiscal 2005.

Net revenue

The following table summarizes net revenues for fiscal 2006 and 2005 (dollars in thousands):

	Fiscal Year Ended July 31,
	2006		2005
	Dollars	% Revenue	Dollars	% Revenue

Retail Electricity Sales:
California	$67,114	27%	$64,186	25%
Texas	24,886	10%	9,386	3%
Pennsylvania/New Jersey	63,200	26%	76,063	30%
Maryland	20	—	—	—
Michigan and Other States	21,070	8%	36,754	15%

Total Retail Electricity Sales	176,290	71%	186,389	73%

Natural Gas Sales:
California	22,375	9%	7,902	3%
Ohio	25,449	10%	10,782	4%
Georgia	8,853	4%	4,314	2%
All Other States	5,024	2%	2,478	1%

Total Natural Gas Sales	61,701	25%	25,476	10%

Excess Electricity Sales	7,627	3%	40,061	16%
Other	1,462	1%	1,927	1%

Net Revenue	$247,080	100%	$253,853	100%

Net revenues for fiscal 2006 were $247.1 million, a 3% or $6.8 million decrease from fiscal 2005. The decrease in net revenue was primarily attributable to:

(i) a $32.4 million decrease in excess energy sales reflecting the impact of shorter-term forward supply commitments resulting from significant increases in the volatility and price of wholesale electricity and the conversion of many retail customers to month-to-month variable priced sales contracts.

(ii) excess energy sales during fiscal 2005 including $9.3 million realized on the January 2005 sale of Pennsylvania electricity supply contracts back to the original supplier;

(iii) a $10.1 million decrease in retail electricity sales due to the impact of customer attrition and related lower sales volumes in the in Pennsylvania/New Jersey and Michigan markets, partly offset by increased sales volumes in Texas in fiscal 2006 due to a full year of operations and customer growth; and

(iv) a $36.2 million increase in natural gas sales due to a full year of operations as compared to six months of operations in fiscal 2005.

Retail electricity sales for fiscal 2006 were $176.3 million, a 5% decrease from fiscal 2005 reflecting a 33% decline in electric sales volumes partly offset by higher retail sales prices. In fiscal 2006, we sold 1,767 million kWh, at an average retail price per kWh of $0.099, as compared to 2,631 million kWh sold at an average retail price per kWh of $0.071 in fiscal 2005. California sales volumes decreased to 759 million kWh (average sales price per kWh of $0.088) in fiscal 2006 as compared to 819 million kWh (average price per kWh of $0.078) in fiscal 2005 due principally to normal customer attrition. Pennsylvania and New Jersey’s combined sales volumes in fiscal 2006 decreased 50% to 565 million kWh (average price per kWh of $0.112) as compared to 1,137 million kWh (average price of $0.067) in fiscal 2005. Sales volumes in Michigan in fiscal 2006 decreased 58% to 253 million kWh (average price per kWh of $0.083) as compared to 603 million kWh (average price per kWh of $0.061) in fiscal 2005. Sales volumes declines in both our Pennsylvania/New Jersey and Michigan markets reflect the impact of high customer attrition resulting from unfavorable competitive and regulatory changes leading to the return of customers to the incumbent utility. Texas sales volumes in fiscal 2006 increased to 190 million kWh (average sales price per kWh of $0.131) as compared to 72 million kWh in fiscal 2005 (average price per kWh of $0.130) reflecting the full year impact of the customers acquired in February 2005 and the impact of sales, marketing and customer acquisition initiatives in this market during the second half of fiscal 2006.

Natural gas sales for fiscal 2006 were $61.7 million, an increase of $36.2 million, or 142%, compared to 2005, reflecting a full year of these operations compared to only six months during fiscal 2005. During fiscal 2006, we sold approximately 5.1 million DTH at an average price of $12.00 per DTH as compared to 2.5 million at an average price of $10.26 per DTH in fiscal 2005.

We had approximately 80,000 retail electricity customers at both July 31, 2006 and 2005 and approximately 57,000 and 60,000 natural gas customers at July 31, 2006 and July 31, 2005, respectively.

Direct energy costs

Direct energy costs for fiscal 2006 totaled $218.3 million, a decrease of $7.4 million or 3% from fiscal 2005, and was comprised of $162.5 million for electricity and $55.8 million for natural gas. Electricity cost decreased 21% from fiscal 2005 due primarily to a 33% decline in retail sales volumes and lower excess energy sold. The average cost of electricity increased to $0.087 per kWh for fiscal 2006 as compared to $0.065 per kWh for fiscal 2005. The decrease in the total cost of electricity during fiscal 2006 was largely offset by a 170% increase in the cost of natural gas, reflecting a 107% increase in retail sales volumes due to a full year of natural gas operations in fiscal 2006 as compared to six months of operations in fiscal 2005 and an increase in the cost of natural gas supplies for fiscal 2006 to $10.85 per DTH compared to $8.42 per DTH for fiscal 2005.

Operating expenses

Selling and marketing expenses were $5.2 million for fiscal 2006, an increase of $1.1 million from $4.1 million for fiscal 2005, reflecting the impact of higher advertising, marketing, customer acquisition and telemarketing expenses. These higher costs were attributable to increased customer acquisition initiatives were partly offset by lower payroll costs.

General and administrative expenses were $26.9 million for fiscal 2006, a decrease of $4.6 million, from $31.5 million for fiscal 2005. A decrease of $4.5 million in severance costs related to former executive officers in fiscal 2005, and lower legal and bad debt expenses were partly offset by increased expenses related to a full year of operations of the ACN Energy Assets in fiscal 2006 as compared to six months of operations in fiscal 2005.

Other expenses

In July 2005, we sold our entire stock holdings in Turbocor for $2.0 million in cash resulting in recovery of previous provision for impairment as we then had no basis in Turbocor. There were no similar transactions in fiscal 2006. Additionally, in fiscal 2005, we incurred $1.6 million of initial formation litigation costs related to Commonwealth Energy Corporation’s (our predecessor Company) formation. Initial formation litigation expenses include legal and litigation costs associated with the initial capital raising. There were no such expenses in fiscal 2006.

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

Liquidity and Capital Resources

The following table summarizes our liquidity measures:

	July 31,	July 31,
	2007	2006
	(Dollars in thousands)

Cash and cash equivalents	$6,559	$22,941
Working capital	$38,863	$32,253
Current ratio (current assets to current liabilities)	1.8:1.0	2.0:1.0
Restricted cash	$10,457	$17,117
Short term borrowings	—	—
Letters of credit outstanding	$19,334	$24,053

Consolidated Cash Flows

The following table summarizes our statements of cash flows:

	Fiscal Years Ended July 31,
	2007	2006	2005
	(Dollars in thousands)

Net cash provided by (used in):
Operating activities	$(16,050)	$6,063	$(3,561)
Investing activities	(8,229)	(4,742)	28,012
Financing activities	7,897	(11,724)	(1,860)

Net increase (decrease) in cash and cash equivalents	$(16,382)	$(10,403)	$22,591

Our principal sources of liquidity to fund ongoing operations have been existing cash and cash equivalents on hand, cash generated from operations and our credit facility which increases our borrowing capacity. Based upon our current level of operations and business conditions, we believe these sources will be sufficient to fund our expected capital expenditures and to meet our working capital requirements along with other cash needs over the next twelve months. We would need to add to our capital resources in fiscal 2008 if we expand our business, either from internal growth or acquisitions, if energy prices increase materially, or if energy industry volatility and/or uncertainty creates additional credit requirements. Cash used in operating activities for fiscal 2007 was $16.1 million, compared to cash provided by operations of $6.1 million in the prior year. For fiscal 2007, cash used in operating activities was comprised primarily of net income of $5.5 million, an increase of accounts payable of $11.1 million, offset by an increase of $38.7 million in accounts receivable, net, including a provision for doubtful accounts. These changes were primarily in support of our increased sales and customer acquisition initiatives including the customers acquired in the HESCO acquisition. For fiscal 2006, cash provided by operating activities was comprised primarily of a decrease of $8.4 million in prepaid expenses and other assets offset by an increase of

$2.8 million in accounts receivable, net, including provisions for doubtful accounts. This was primarily due to increased use of letters of credit under our new credit facility to replace deposits previously used to secure energy supply.

Cash used in investing activities was $8.2 million in fiscal 2007, as compared to $4.7 million used in investing activities in fiscal 2006. The cash used in investing activities in fiscal 2007 was spent equally for the upgrades in our key customer billing, risk management and customer contact platforms and for the purchase of the HESCO customer list. The cash used in fiscal 2006 was primarily for other upgrades in the previously discussed platforms.

Cash provided by financing activities during fiscal 2007 was $7.9 million, as compared to cash used in financing activities of $11.7 million during fiscal 2006. In fiscal 2007, restricted cash decreased by $6.7 million primarily due to transitioning cash-secured letters of credit to our new credit facility.

Credit terms from our suppliers often require us to post collateral against our energy purchases and against our mark-to-market exposure with certain of our suppliers. As of July 31, 2007, we had $10.5 million in restricted cash primarily in connection with a $10 million requirement of our new credit facility. We also have $3.5 million in deposits pledged as collateral to our energy suppliers in connection with energy purchase agreements.

As of July 31, 2007, cash and cash equivalents decreased to $6.6 million compared with $22.9 million at July 31, 2006. This decrease of $16.3 million was used primarily to fund accounts receivable growth to support our increasing customer load. Restricted cash and cash equivalents at July 31, 2007 was $17.0 million, compared to $40.1 million at July 31, 2006, for a decrease of $23.0 million. This decrease was also primarily due to our accounts receivable growth and to a lesser extent the purchase of HESCO customer lists and transitioning cash-secured letters of credit to our new credit facility.

Credit Facility

In June 2006, Commerce and Commerce Energy entered into a Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance Corporation (Western), or the Agent, for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is limited by a calculated borrowing base consisting of the majority of the Company’s cash on deposit with the Agent and the Company’s receivables and natural gas inventories. As of July 31, 2007, letters of credit issued under the facility totaled $18.9 million, and there were no outstanding borrowings. Fees for letters of credit issued range from 1.50 to 1.75 percent per annum, depending on the level of Excess Availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.

The Credit Facility contains covenants, subject to specific exceptions, restricting Commerce, the Company and its subsidiaries from: (i) incurring additional indebtedness; (ii) granting certain liens; (iii) disposing of certain assets; (iv) making certain restricted payments; (v) entering into certain other agreements; and (vi) making certain investments. The Credit Facility also restricts our ability to pay cash dividends on our common stock; restricts Commerce Energy from making cash dividends to the Company without the consent of the Agent and The CIT Group/Business Credit, Inc., or, collectively, the Lenders; and limits the amount of our annual capital expenditures to $3.5 million without the consent of the Lenders. We must also maintain a minimum of $10 million of Eligible Cash Collateral, as defined in the Credit Facility, at all times.

In September 2006, the Company and Commerce Energy entered into a First Amendment to Loan and Security Agreement and Waiver, or the First Amendment, pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, as defined in the Credit Facility, capital expenditures and the notification to the Lenders of the grant of certain liens to a natural gas supplier. Pursuant to the First Amendment, the Lenders also agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce Energy to consummate the HESCO acquisition of customers in compliance with the Credit Facility.

In October 2006, the Company and Commerce Energy entered into a Second Amendment to Loan and Security Agreement and Waiver, or the Second Amendment, pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability. The Lenders also agreed in the Second Amendment to defer prospective compliance with the Fixed Charge Coverage Ratio covenant and to reduce and restructure the amount of Excess Availability that Commerce will be required to maintain through April 2007.

On March 15, 2007, the Company and Commerce Energy entered into a Third Amendment to Loan and Security Agreement and Waiver, or the Third Amendment, pursuant to which the Lenders waived prior or existing instances of covenant non-compliance relating to the maintenance of a minimum Fixed Charge Coverage Ratio and a minimum amount of Excess Availability. The Lenders also agreed in the Third Amendment to extend the period of time during which the minimum amount of Excess Availability that Commerce Energy will be required to maintain established by the Second Amendment will be applicable.

On June 26, 2007, the Company and Commerce Energy entered into a Fourth Amendment to Loan and Security Agreement with the Agent, pursuant to which the Agent agreed to allow the Company to increase its Capital Expenditures, as defined in the Credit Facility, for fiscal 2007 and beyond to $6.0 million.

On August 1, 2007, the Company and Commerce Energy entered into a Fifth Amendment to Loan and Security Agreement and Waiver, with the Agent and the CIT Business Credit Group/Business Credit, Inc. pursuant to which the Lenders agreed to temporarily reduce and restructure the amount of Excess Availability required to be maintained by Commerce Energy.

On September 20, 2007, the Company, Commerce Energy entered into a letter agreement with the Agent and the CIT Business Credit Group/Business Credit, Inc., pursuant to which Commerce Energy was permitted during the period from September 20, 2007 until October 5, 2007, to exceed its Gross Borrowing Base, as defined in the letter agreement. In addition, during the same time period, the amount of Excess Availability required to be maintained by Commerce was temporarily reduced and restructured, and the letter agreement established the amount of Excess Availability that Commerce Energy is required to maintain under the Credit Facility for the period beginning October 6, 2007.

Net cash of $7.9 million was provided by financing activities for the year ending July 31, 2007 compared to net cash of $11.7 million used in the year ending July 31, 2006, reflecting the change in restricted cash and cash equivalents used to secure a performance bond in Pennsylvania and $2.3 million of cash used in the year ending July 31, 2006 to repurchase Company stock in connection with a settlement agreement with former executive officers, partially offset by proceeds from the exercise of stock options of $1.2 million.

Supply Agreements

Tenaska Power Services Co.

In August 2005, the Company entered into several agreements with Tenaska Power Services Co. or Tenaska, for the supply of the majority of Commerce Energy’s wholesale electricity supply needs in Texas. Pursuant to an EEI Master Power Purchase and Sale Agreement dated August 1, 2005 between Commerce Energy and Tenaska, or the Master Agreement, Tenaska agreed to supply electricity to Commerce Energy as set forth under the Master Agreement.

In connection with Tenaska’s supply of electricity to Commerce Energy, Commerce Energy and Tenaska entered into an agreement dated August 1, 2005, which we refer to as the QSE Agreement. Under the QSE Agreement, Tenaska agreed to serve as Commerce Energy’s exclusive provider of qualified scheduling services and marketing services with respect to electric energy within the region of Texas administered by the Electric Reliability Council of Texas.

A blocked account control agreement with lockbox services, dated August 1, 2005, or the Tenaska Lockbox Agreement, by and among Commerce Energy, Tenaska and U.S. Bank National Association established a lockbox and a related account to be maintained at U.S Bank for deposit by Commerce Energy of all revenues received from certain electricity end-use customers in Texas. We refer to this account as the U.S. Bank Lockbox Account. Until

Tenaska provides notice to U.S. Bank to the contrary, funds in the Tenaska Lockbox Account are to be disbursed as Commerce Energy may direct.

Commerce Energy and Tenaska also entered into a security agreement, or the Tenaska Security Agreement, dated August 1, 2006, as amended on March 7, 2006 and June 22, 2006. To secure Commerce Energy’s performance and compliance with its obligations under the Master Agreement, the QSE Agreement, the Tenaska Security Agreement, the Tenaska Lockbox Agreement and the related transaction documents, Commerce Energy granted to Tenaska a continuing security interest in Commerce Energy’s interest in the U.S. Bank Lockbox Account, Commerce’s Energy’s contracts with certain retail electricity sales customers and the revenues and accounts receivable resulting from such contracts. In addition, Commerce Energy agreed to deposit all revenues received from certain electric energy customers into the U.S. Bank Lockbox Account and to maintain a minimum deposit amount in the Tenaska Lockbox Account of $100,000. Tenaska agreed to provide credit to Commerce Energy in an amount not to exceed $22 million. As of July 31, 2007, Tenaska extended approximately $22.0 million of credit to Commerce Energy under this arrangement.

On August 1, 2005, Tenaska and the Company entered into a Guaranty Agreement, pursuant to which it, as the parent company of Commerce Energy, unconditionally guaranteed to Tenaska full and prompt payment of all indebtedness and obligations owed to Tenaska.

Pacific Summit Energy LLC

In September 2006, Commerce Energy entered into several agreements with Pacific Summit Energy LLC, or Pacific Summit, for the supply of natural gas to serve end-use customers that we acquired in connection with the HESCO acquisition. Pursuant to a base contract for sale and purchase of natural gas, dated September 20, 2006 between Commerce Energy and Pacific Summit, or the Base Contract, Pacific Summit agreed to supply natural gas to Commerce Energy as set forth under the Base Contract.

Pursuant to an operating agreement, dated September 20, 2006 between Commerce Energy and Pacific Summit, or the Operating Agreement, Pacific Summit agreed to sell to Commerce Energy natural gas for resale to designated customers that Commerce Energy acquired from HESCO. We refer to these customers as the Acquired Customers. Commerce Energy agreed to purchase all of its natural gas requirements for the Acquired Customers exclusively from Pacific Summit, and Pacific Summit agreed to meet the demand for natural gas for such customers at prices to be set in separate transaction confirmations according to market prices. Credit is regularly extended to Commerce Energy by Pacific Summit, and Commerce Energy agreed to enter into a lockbox agreement and a security agreement with Pacific Summit to secure payment of amounts owed to Pacific Summit under the Operating Agreement. As of July 31, 2007, Pacific Summit extended approximately $12.0 million of credit to Commerce Energy under the Operating Agreement.

A blocked account control agreement with lockbox services, dated September 20, 2006, or the Pacific Summit Lockbox Agreement, by and among Commerce Energy, Pacific Summit and Wachovia Bank NA established a lockbox and a related account to be maintained at Wachovia Bank NA for deposit by Commerce Energy of all revenues received from the Acquired Customers. We refer to this account as the Wachovia Lockbox Account.

Commerce Energy and Pacific Summit entered into a security agreement dated September 20, 2006, or the Pacific Summit Security Agreement. To secure Commerce Energy’s performance and compliance with its obligations under the Base Contract, the Operating Agreement, the Pacific Summit Security Agreement, the Pacific Summit Lockbox Agreement and related transaction documents, Commerce Energy granted to Pacific Summit a continuing security interest in Commerce Energy’s interest in the Wachovia Lockbox Account, Commerce’s Energy’s contracts with the Acquired Customers and the revenues and accounts receivable resulting from such contracts. In addition, under the Pacific Summit Security Agreement, Commerce Energy agreed to maintain a minimum deposit amount in the Wachovia Lockbox Account. The Pacific Summit Security Agreement also provided for monthly withdrawals from the Wachovia Lockbox Account, with payments to be made first to Pacific Summit for amounts due and payable, and second to Commerce Energy for amounts exceeding the Adjusted Minimum Deposit Amount, as defined in the Pacific Summit Security Agreement.

Planned capital expenditures

Our planned capital expenditures for fiscal 2008 are approximately $6.0 million and are comprised of carryover expenditures related to key upgrades of our risk management, customer billing and customer load forecasting systems and other information systems and hardware upgrades related to improved customer order entry and increased customer service. These expenditures are expected to be pro rata throughout the year and funded out of working capital.

Off-Balance sheet arrangements

We have no off-balance sheet arrangements and have no transactions involving unconsolidated, limited purpose entities.

Contractual obligations

As of July 31, 2007, we had commitments of $63.1 million for energy purchase, transportation and capacity contracts. These contracts are with various suppliers and extend through June 2008.

Our most significant operating lease pertains to our corporate office facilities. All of our other operating leases pertain to various equipment, technology and secondary office facilities. Certain of these operating leases are non-cancelable and contain clauses that pass through increases in building operating expenses. We incurred aggregate rent expense under operating leases of $1.2 million, $1.3 million and $1.2 million during fiscal 2007, 2006 and 2005, respectively.

The following table shows our contractual commitments for energy purchase and operating leases as of July 31, 2007 (dollars in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Energy purchases	$63,098	$63,098	$—	$—	$—
Operating leases	1,905	1,289	616	—	—

Total	$65,003	$64,387	$616	$—	$—

Additionally, as of July 31, 2007, $19.3 million of letters of credit have been issued to energy suppliers and others pursuant to the terms of our credit facility and $7.8 million in surety bonds have been issued.

Seasonal Influences

Demand for electricity and natural gas is continually influenced by both seasonal and abnormal weather patterns. To the extent that one or more of our markets experiences a period of unexpected weather, we may be required to either procure additional energy to service our customers or to sell surplus energy in the open market. Generally, unexpectedly higher or lower than normal energy demand from our customers increases the relative cost of our energy supplies.

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

•	Utility and independent system operator costs — Included in direct energy costs, along with the cost of energy that we purchase, are scheduling costs, Independent System Operator, or ISO, fees, interstate pipeline costs and utility service charges. The actual charges and certain energy costs are not finalized until subsequent settlement processes are performed for all distribution system participants. Prior to the completion of settlements (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual information resulting in the need to adjust previous estimates.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial conditions of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Net revenue and unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the estimated sale amount for power delivered to a customer at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated based upon the amount of power delivered, but not yet billed, multiplied by the estimated sales price per unit.

•	Inventory — Inventory consists of natural gas in storage as required by state regulators and contracted obligations under customer choice programs. Inventory is stated at the lower of cost or market.

•	Customer Acquisition Cost — Direct Customer acquisition costs paid to third parties and directly related to specific new customers are deferred and amortized over the life of the initial customer contract, typically one year.

•	Legal matters — From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.

In September 2006, the SEC staff published SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors on the statements of operations as well as the balance sheets. SAB No. 108 does not change the requirements under SAB No. 99 regarding qualitative considerations in assessing the materiality of misstatements. The Company adopted SAB No. 108 during the fourth quarter of fiscal year 2007, and the adoption had no impact on its results of operations or financial condition as of and for the fiscal year ended July 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes”. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the Company as of August 1, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our activities expose us to a variety of market risks principally from the change in and volatility of commodity prices. We have established risk management policies and procedures designed to manage these risks with a strong focus on the retail nature of our business and to reduce the potentially adverse effects these risks may have on our operating results. Our Board of Directors and the Audit Committee of the Board oversee the risk management program, including the approval of risk management policies and procedures. This program is predicated on a strong risk management focus combined with the establishment of an effective system of internal controls. We have a Risk Oversight Committee, or ROC, that is responsible for establishing risk management policies, reviewing procedures for the identification, assessment, measurement and management of risks, and the monitoring and reporting of risk exposures. The ROC is comprised of all key members of senior management and is chaired by the Vice President, Chief Risk Officer.

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

With most electricity and natural gas customers, we have the ability to change prices with short notice; and, therefore, the impact on gross profits from increases in energy prices is not material for these customers. However, sharp and sustained price increases could result in customer attrition without corresponding price increases by local utilities and other competitors. Approximately 55% of our electricity customers and 33% of our natural gas customers are subject to multi-month fixed priced unhedged contracts and, accordingly a $10 per megawatt hour increase in the cost of purchased power and a $1.00 per mmbtu increase in the cost of purchased natural gas could result in an estimated $1,564,000 decrease in gross profit for power, and an estimated $954,000 decrease in gross profit for natural gas, respectively, for fiscal 2008.

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

Interest Rate Risk

Since we had no short or long-term debt outstanding at July 31, 2007, our only exposure to interest rate risks is limited to our investment of excess cash balances in interest-bearing instruments. We generally invest cash equivalents in short-term credit instruments consisting primarily of high credit quality, short-term money market funds and insured, re-marketable government agency securities with interest rate reset maturities of 90 days or less. We do not expect any material loss from our investments and we believe that our potential interest rate exposure is not material. As our practice has been, and currently continues to be, to only invest in high-quality debt instruments with maturities or remarketing dates of 90 days or less, we currently are not materially susceptible to interest rate risks.

Item 8.	Financial Statements and Supplementary Data.

The financial statement information, including the reports of the independent registered public accounting firms, required by this Item 8 is set forth on pages F-1 to F-28 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth on page F-28 (Note 16 to the Notes to Consolidated Financial Statements) of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and our Interim Chief Financial Officer have concluded, based on their evaluations of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

In connection with the above-referenced evaluation, no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information About Our Directors

Our Certificate of Incorporation and Bylaws provide for a “classified” Board of Directors. The number of authorized directors is currently six. At present, there are two Class I directors, whose terms expire at the next annual meeting of stockholders; two Class II directors, whose terms expire at the Company’s annual meeting of stockholders to be held after the completion of fiscal 2008; and two Class III directors, whose terms expire at the Company’s annual meeting of stockholders to be held after the completion of fiscal 2009. The following table sets forth information regarding our directors, including their ages as of October 16, 2007, and business experience during the past five years. Each of our directors has served continuously as one of our directors since the date indicated in his biography below.

Name and Position	Age	Principal Occupation and Other Information

Class I Directors
Steven S. Boss	61	Mr. Boss has served as a director of the Company since July 2005 and was appointed Chief Executive Officer of the Company in August 2005. Since August 2005, Mr. Boss also has served as a director and President of the Company’s principal operating subsidiary, Commerce Energy, Inc., and as a director and Chief Executive Officer of Skipping Stone Inc., another wholly-owned subsidiary of the Company.
		From 2003 to August 2005, Mr. Boss practiced law, specializing in the representation of energy companies and commercial energy users. He also has significant operating experience in the retail energy industry. From 2000 to 2003, he served as President of Energy Buyers Network LLC, an energy consulting firm that provided regulatory representation and structured direct-access energy transactions for commercial energy users.
		Before that, Mr. Boss served as President of Sierra Pacific Energy Company and Nevada Power Services, both of which were non-regulated energy services operating subsidiaries of Sierra Pacific Resources. He also served as President and Chief Executive Officer of Sunrise Energy Services Inc, an independent natural gas marketing company with shares listed on the American and London Stock Exchanges.
		He earned a Bachelor of Science degree in Aerospace Engineering from the University of Texas, a Juris Doctorate from the University of Southern California and has been a member of the California State Bar since 1974.
Gary J. Hessenauer	52	Mr. Hessenauer has served as a director of the Company since August 2005. He is a member of the Audit and Compensation Committees and serves as the Chair of the Strategic Opportunities Committee of the Board.
		Since July 2007, Mr. Hessenauer has served as Chief Executive Officer of Applied Utility Systems, Inc. or Applied Utility, a provider of emissions control solutions for the energy sector. Applied Utility is a subsidiary of Catalytic Solutions, Inc. In addition, since 2003, Mr. Hessenauer has been an investor and advisor to early stage companies. From 2002 to 2003, Mr. Hessenauer served as President and Chief Executive Officer of Sixth Dimension, an energy technology company that developed solutions for real-time monitoring and control of dispersed energy assets.

Name and Position	Age	Principal Occupation and Other Information

		Prior to that, he served as Senior Vice President of Sempra Energy Solutions, a retail energy services provider that also provided non-regulated energy marketing and trading services. Sempra Energy Solutions was a subsidiary of Sempra Energy, a large distributor of natural gas and electricity that is listed on the New York Stock Exchange.
		Previously, he served in management positions with a number of public and private companies. These positions included Vice President, Marketing and Sales for the retail energy services subsidiary of Edison International; Corporate Area General Manager of Multiple Business Unit Development Operations for General Electric Company; and Regional Sales Manager for General Electric Company’s Electrical Distribution and Control business unit.
		Mr. Hessenauer holds a bachelor’s degree in Mechanical Engineering from the U.S. Naval Academy and completed Stanford University’s executive business program.
Class II Directors
Mark S. Juergensen	47	Mr. Juergensen has served as a director of the Company since December 2003. He also served as a director of Commonwealth Energy Corporation, the predecessor corporation to the Company, from May 2003 to July 2004. Mr. Juergensen is a member of the Audit, Compensation, and Strategic Opportunities Committees of the Board and is the Chair of the Nominating and Corporate Governance Committee. He also has served as a director of Commerce Energy, Inc. from May 2003 to August 2005 and as a director of Skipping Stone Inc. and Utilihost, Inc., both subsidiaries of the Company from August 2005 to January 2006.
		Mr. Juergensen has served as a director of Sterling Energy International, Inc., a private management service company in the power generation industry since 2003. He has also served as a managing director of CleanTech Energy, Inc., an energy technology investment and advisory firm, since January 2007. In addition, he is on the Board and is the past president of the Board of the Los Angeles Power Association, a non-profit corporation focused on Southern California energy supply issues. He is also a member of the Board and Chairman of Nominations of CleanTech San Diego, a non-profit organization committed to form and foster an energy and environmental technology cluster in the San Diego region which promotes a clean and sustainable future.
		From June 2000 to January 2007, he served as Vice President and Co-Founder of Predict Power, an energy solution software company. From February 1995 to June 2000, he served in multiple management positions, including as a commercial Manager, for Solar Turbines, Caterpillar’s gas turbine division. From February 1992 to February 1995, he served as Director of Management Services for Sterling Energy International, a power generation management consulting firm he co-founded.

Name and Position	Age	Principal Occupation and Other Information

		Mr. Juergensen received a bachelor’s degree in electrical engineering from the University of Southern California and is a graduate of its NROTC program. He is a retired senior Navy Officer after 22 years of active and reserve service.
Charles E. Bayless	64	Mr. Bayless has served as a director of the Company since July 2004. He is a member of the Audit, Nomination and Corporate Governance and Strategic Opportunities Committees of the Board.
		Mr. Bayless has been the Provost of the West Virginia University Institute of Technology since April 2005. Mr. Bayless held the position of Chief Executive Officer and President of Illinova and Illinois Power from July 1998 until September 1999 and served as Chairman of Illinova and Illinois Power from August 1998 until his retirement in December 1999. Prior to that, he was Chairman, President and Chief Executive Officer of Tucson Electric Power. Mr. Bayless served as a Director of Illinova and Illinois Power from 1998 until the closing of the merger with Dynegy Inc. in February 2000, and served as a director of Dynegy Inc. from February 2000 until May 2006.
		Mr. Bayless received his Bachelor of Science degree in Electrical Engineering from West Virginia Institute of Technology. He earned a Masters of Science degree in Electrical Engineering with a focus in Power Engineering, and a Juris Doctorate degree, both from West Virginia University. Mr. Bayless also holds a Master of Business Administration from the Graduate School of Business Administration, University of Michigan.
Class III Directors
Dennis R. Leibel	63	Mr. Leibel has served as a director of the Company since December 2005. He is a member of the Audit and Strategic Opportunities Committees of the Board and is the chair of the Compensation Committee.
		Mr. Leibel has served as a founding partner of Esquire Associates LLC, a financial advisory and consulting firm, since 1998. Mr. Leibel is also a private investor and previously served as a senior financial and legal executive with AST Research Inc. and Smith International, Inc.
		He has been a member of the board of directors of Microsemi Corporation since May 2002 and served as its chairman since July 2004. He has also served on the board of directors of DPAC Technologies Corp., a device networking and connectivity solutions company, since February 2006.
		Mr. Leibel holds a bachelor’s degree in accounting from Brooklyn College, a Juris Doctorate degree from Brooklyn Law School and a master of law degree in taxation from Boston University School of Law. He is a certified public accountant and a member of New York State Bar.
Robert C. Perkins	68	Mr. Perkins has been the Chairman of the Board of Directors of the Company since May 2005 and a director of the Company since December 2003.

Name and Position	Age	Principal Occupation and Other Information

He also served as a director of Commonwealth Energy Corporation, the predecessor corporation to the Company, from 1999 to January 2006. Mr. Perkins is a member of the Compensation, Nominating and Corporate Governance and Strategic Opportunities Committees of the Board and is the Chair of the Audit Committee.
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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during fiscal 2007, and except as disclosed in the following paragraph, our officers, directors and beneficial owners of more than 10% of our common stock complied with all Section 16(a) filing requirements during fiscal 2007.

Each of the following non-employee directors made a late filing of a Form 4 under Section 16(a) of the Exchange Act that related to the award of the shares of restricted stock regarding director compensation in January 2007: Charles E. Bayless, Mark S. Juergensen, Dennis R. Leibel and Robert C. Perkins.

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

Audit Committee and Audit Committee Financial Expert

Charles E. Bayless, Gary J. Hessenauer, Mark S. Juergensen, Dennis R. Leibel and Robert C. Perkins are the members of our Audit Committee. Our Board of Directors has determined that each member of the Audit Committee is “independent” as defined under the rules of the SEC and the American Stock Exchange. In addition, the Board of Directors has determined that Mr. Perkins, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under the rules of the SEC.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis for Named Executive Officers

Overview — Compensation Objectives

The primary objective of the compensation committee of our board of directors with respect to executive compensation is to attract, retain and motivate the best possible executive talent. The focus is to tie short and long-term cash and equity incentives to the achievement of measurable corporate objectives and to align executives’ incentives with stockholder value creation. To achieve these objectives, the compensation committee has adopted a compensation approach that ties a portion of the executives’ overall compensation to our operational performance and a portion to their attainment of individually-assigned goals designed to expand our business and improve our internal structures and processes.

We must match market cash compensation levels and satisfy the day-to-day financial requirements of our executive officer candidates through competitive base salaries, cash bonuses and equity grants. We compete for key personnel on (i) the basis of our vision of future success, (ii) our culture and company values, (iii) the cohesiveness and productivity of our teams, and (iv) the excellence of our technical and management personnel. In all of these areas, we compete with other energy companies, where there is significant competition for talented employees. While the Company places an emphasis on recruiting in the national energy sector for senior and key executive talent, it also recruits from a broader “all industry” group of public and private companies based primarily in Southern California and Texas, the two principal markets in which we operate. Accordingly, our compensation philosophy has been to maintain an aggressive and flexible pay posture for total compensation, as well as other components of total compensation. In addition, with the same competitive pay issues to consider, our compensation committee has developed incentive bonus and equity plans designed to align stockholder and employee interests.

We have adopted an approach to compensation comprised of a mix of short- and long-term components and a mix of cash and equity elements in proportions we believe will provide the proper incentives, reward our senior management team and help us achieve the following goals:

•	offer base compensation sufficient to attract, retain and motivate a high quality management team;

•	foster a goal-oriented, highly motivated management team whose participants have a clear understanding of business objectives and shared corporate values;

•	provide variable compensation components (including short and long-term incentive awards) that are aligned with our business objectives and the interests of our stockholders;

•	provide a competitive benefits package; and

•	control costs in each facet of our business to maximize our efficiency.

The compensation of our executive officers is based in part on the terms of employment agreements and offer letters we entered into with several of our executive officers, which set forth the initial base salaries and initial option grants for our executive officers, as well as the terms of our cash bonus plans. See “Employment Agreements” and “Cash Bonus Plans” below.

In our fiscal year ended July 31, 2007, or fiscal 2007, we believe that our compensation offering for executive officer talent of base salary, bonus plan and equity grant provided a competitive compensation package to attract, retain and motivate quality management talent. The establishment of financial targets as our goals in the Bonus Program for fiscal 2007 reinforced two other compensation goals; namely, alignment of our executive officers’ compensation with our business objectives and the interests of our stockholders and the fostering of a goal-oriented, highly motivated management team whose participants have a clear understanding of business objectives and shared corporate values. In fiscal 2007, we achieved our stretch financial target under the Bonus Program, thereby creating a higher bonus potential for each of the eligible executive officers. These same two compensation goals also were important in the decision to grant options and shares of restricted stock to the new senior vice president and general counsel who was hired during the fiscal 2007, the only equity grants made to executive officers in fiscal 2007. These grants are discussed in this Compensation Discussion and Analysis under the caption “Equity-Based Incentives.” The individual performance goals set by the chief executive officer and the compensation committee for the named executive officers that were used to calculate bonus amounts under the Bonus Program for fiscal 2007 were designed to link the executive officer’s bonus with our performance and the attainment of individual goals within that framework of corporate growth. Targeted objectives for the chief executive officer and the other executive officers under the Bonus Program fell into the following categories: financial performance, investor awareness, and increase in customer growth, risk management, and leadership.

Role of Our Compensation Committee

Our compensation committee approves, administers and interprets our executive compensation and benefit policies. Our compensation committee was appointed by our board of directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, as amended, or the Code, and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our compensation committee is comprised of Gary J. Hessenauer, Mark S. Juergensen, Dennis R. Leibel and Robert C. Perkins. Mr. Leibel is our compensation committee chairperson.

The compensation committee considers recommendations from Steven S. Boss, our chief executive officer, in determining executive compensation. While Mr. Boss discusses his recommendations with the compensation committee, he does not participate in determining his own compensation. In making his recommendations, Mr. Boss receives input from our Human Resources department and has access to third-party compensation surveys such as the 2007 Employers Group Compensation Survey and on-line compensation data of publicly-traded companies. This information is also available to our compensation committee. None of our other executive officers participate in the compensation committee’s discussions regarding executive compensation. The compensation committee does not delegate any of its functions to others in determining executive compensation. The compensation committee considers the business goals set for that year, as well as changes in corporate market focus and goals for the next fiscal year. The compensation committee reviews with our management the business plans for the new fiscal year relative to the prior fiscal year.

Our compensation committee has taken the following steps to ensure that our approach to executive compensation and benefits is consistent with both our compensation philosophy and our corporate governance guidelines:

•	evaluated our compensation practices and assisted in developing and implementing the executive compensation philosophy;

•	developed recommendations with regard to executive compensation structures that were reviewed and approved by our compensation committee and board of directors;

•	established a practice of prospectively reviewing the performance and determining the compensation earned, paid or awarded to our chief executive officer independent of input from him; and

•	established a policy to review on an annual basis the performance of our other executive officers with assistance from our chief executive officer and determining what we believe to be appropriate total compensation.

Components of our Compensation Approach

Our compensation approach consists of five components:

•	base salary;

•	annual cash bonuses;

•	discretionary bonuses;

•	equity-based incentives; and

•	other benefits.

We chose to build our executive compensation approach around these elements because we believe that together they have been and will continue to be effective in achieving our overall objectives. We utilize short-term compensation, including base salary and cash bonuses, to motivate and reward our key executives. The use and weight of each compensation element is based on a subjective determination by the compensation committee of the importance of each element in meeting our overall objectives. We believe that the proportion of compensation at risk should increase as an employee’s level of responsibility increases. We believe that, in addition to base salaries and bonuses, restricted stock awards and other equity-based awards are the primary compensation-related motivator in attracting and retaining qualified employees. Although our compensation committee has in the past engaged the services of compensation consultants, in fiscal 2007, the compensation committee did not engage in the services of a compensation consultant with the exception of structuring our Bonus Program, described below. We have not benchmarked any element of our compensation as it pertains to our executives in fiscal 2007.

Base Salary.  Base salaries will typically be used to recognize the experience, skills, knowledge and responsibilities required of each executive officer, as well as competitive market conditions. The base salary of our named executive officers will be reviewed on an annual basis and adjustments are made to reflect performance-based factors, as well as competitive conditions. We do not apply specific formulas to determine increases.

In fiscal 2007, Thomas S. Ulry, our senior vice president, sales and marketing, received a $25,000 annual increase in base salary from $228,000 to $253,000 and Nick Cioll, our vice president, chief risk officer, received a $20,000 annual increase in base salary from $152,500 to $172,500, each effective October 1, 2006, in recognition of their superior performance in fiscal 2006 and, in the case of Mr. Cioll, also in recognition of his recent promotion to his current position. In fiscal 2007, we hired Erik A. Lopez, Sr. as our senior vice president and general counsel. The compensation committee established a base salary for Mr. Lopez of $265,000. Among the factors that the compensation committee considered in the course of establishing that base salary were on-line salary data, a third-party compensation survey and the potential earnings potential that Mr. Lopez may have been foregoing from his prior employment. We also entered into an agreement with Tatum LLC to engage the services of J. Robert Hipps as our interim chief financial officer at $37,500 per month for a minimum period of three months. The terms of such agreement with Tatum were believed by the compensation committee to be market, based upon Mr. Hipps’ qualifications and experience.

In fiscal 2007, Mr. Clayton incurred costs for long-distance travel commuting expenses in the amount of $59,274 in connection with commuting from his home in Texas to our corporate headquarters in Costa Mesa, California. We paid these non-reimbursable costs to Mr. Clayton and added such costs to his base salary.

Annual Cash Bonuses.  We believe that as an employee’s level of responsibility increases, a greater portion of the individual’s cash compensation should be variable and linked to both quantitative and qualitative expectations, including key operational and strategic metrics. To that end, in fiscal 2007, we established annual cash Bonus Program which is administered by the compensation committee. These bonuses, if earned, are paid after the end of the fiscal year. All of our named executive officers, with the exception J. Robert Hipps, were eligible to participate in the Bonus Program in fiscal 2007; however, in order to vest in a bonus amount, an executive officer must be an active employee on the date the bonus is paid. Mr. Hipps was not eligible to participate because he was not an employee during the first nine months of the fiscal year.

For fiscal 2007, bonus payments to our chief executive officer and the other executive officers were based on meeting and/or exceeding Company financial goals set by the compensation committee and achieving other business goals set for the respective executives by the compensation committee. Pursuant to the terms of the Bonus Program, the bonus award for each executive officer was calculated based upon the product of (i) the named executive officer’s base annual salary as of April 30, 2007, (ii) the named executive officer’s potential bonus percentage assigned by the compensation committee to the level of such employee (i.e., 20-70% for the chief executive officer and 12-40% for the other executive officers), and (ii) the named executive officer’s earned bonus percentage based upon the attainment of certain individual business goals set by the compensation committee with recommendations by the chief executive officer; and reduced (but not below zero) by amounts, if any, from the Company’s commission incentive program. Messrs. Boss, Ulry or Cioll were not eligible to participate in the Company’s commission incentive program.

Under the Bonus Program, a participant’s potential bonus percentage is determined based upon the Company’s net income which is defined under the Bonus Program to mean net income from operations, including interest income and expense, for any fiscal year after bonus accruals under the Bonus Program are deducted. At the beginning of each fiscal year, the compensation committee establishes four levels of net income goals and assigns potential bonus percentages for each such corresponding level. In fiscal 2007, we attained net income as defined in the Bonus Program of $3.6 million. At that level of net income, the applicable bonus percentage for the chief executive officer was 30% and 18% for the other executive officers. At the time the compensation committee set the Level II target, it believed attainment of the goal to be achievable, but somewhat of a stretch. Levels I, II, III and IV of the net income goals under the Bonus Program were set at $1.35, $3.0, $4.0 and $5.0 million, respectively. In addition to a bonus payment, if the Level IV target had been exceeded, the Committee could have established a bonus pool and distributed it among the bonus groups, including the named executive officers, as the Committee determine in its sole discretion.

In determining the earned bonus percentage, the compensation committee assigned to the chief executive officer and each of the other executive officers specific individual objectives in several of the following categories: increase in overall Company financial performance; increase in investor awareness; financial risk management; peer and leadership development; and customer maintenance and growth. Each category was assigned a specific percentage weight at the commencement of the Plan. In establishing the performance objectives of the executive officers, the chief executive officer and members of the executive team made recommendations, which were approved by members of the compensation committee. Each executive, including each executive officer, had individual objectives for the year which were designed to contribute to the achievement of our corporate objectives. For purposes of determining whether our executive officers met each of the individual goals and objectives assigned to them, the compensation committee met with our chief executive officer and then deliberated among themselves without the chief executive officer present. Messrs. Boss, Ulry and Cioll each had individual objectives that the Company reach $1.35 million in net income which was met and exceeded by 168%. The weighting for that factor among the three executive officers was 70% for Mr. Boss, 40% for Mr. Ulry and 40% for Mr. Cioll. Mr. Boss also had individual objectives relating to increasing institutional or strategic investors and each of the three named executive officers were assigned internal leadership goals. Mr. Ulry was also assigned Company performance objectives to (i) improve profitability by originated gross margin of $18 million, a goal exceeded by 172%; (ii) increase customer growth by at least 98,000 new customer accounts, a goal exceeded by 120%; and (iii) achieve at least an 80% customer renewal rate, a goal also met. Mr. Cioll was assigned several individual projects related to improving the risk management operation of the business. In fiscal 2007, the earned bonus percentages for Steven S. Boss, our chief executive officer, Thomas L. Ulry, our senior vice president, sales and marketing, and Nick Cioll, our vice president, chief risk officer, were 90%, 100% and 85%, respectively. The reason for Mr. Boss not realizing the maximum earned bonus percentage was a subjective determination by the compensation committee regarding progress made on team building initiatives and the reason for Mr. Cioll not realizing his maximum earned bonus percentage was a determination by the compensation committee that certain elements of the new risk management program were not operational and a subjective determination relating to certain new risk management reports. As a result, Mr. Boss’s bonus for fiscal 2007 was $111,242 or 27% of his base salary as of April 30, 2007, Mr. Ulry’s bonus for fiscal 2007 was $45,538, or 18% of his base salary as of April 30, 2007 and Mr. Cioll bonus for fiscal 2007 was $26,392, or 15.3% of his base salaries as of April 30, 2007. The bonus amounts for Messrs. Boss, Ulry and Cioll which relate to fiscal 2007 have not been paid. To receive the bonus payment, each named executive officer must be an active employee of the Company and be in good standing on the date the bonus is paid, which is expected to be in November 2007.

We have not paid any significant signing or promotion bonuses to our named executive officers, nor have we guaranteed any future bonuses to our named executive officers.

Discretionary Bonuses.  The compensation committee has the discretion to award discretionary bonuses to named executive officers. In fiscal 2007, the compensation committee awarded discretionary bonus to Thomas L. Ulry and Nick Cioll in the amount of $25,000 and $20,000, respectively, in recognition of their outstanding contributions in fiscal 2006. In awarding the amount of the bonus, the compensation committee recognized the more senior position of Mr. Ulry and the importance of the sales function of the Company as one of the key drivers to increase stockholder value.

Equity-Based Incentives.  Salaries and bonuses are intended to compensate our named executive officers for short-term performance. We also have adopted an equity incentive approach intended to reward longer-term performance and to help align the interests of our named executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards performance by our named executive officers through the use of equity incentives. Our equity incentive plans have been established to provide our employees, including our named executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. Our equity incentive plans have provided the principal method for our named executive officers to acquire equity interests in our company.

The size and terms of the initial option grant and restricted share award made to each executive officer upon joining us are primarily based on competitive conditions applicable to the executive officer’s specific position and are set forth in the executive officer’s employment agreement or offer letter from us. In addition, the compensation committee considers the number of options and restricted shares owned by other executives in comparable positions within our company.

The equity awards we make to our named executive officers will be driven by our sustained, performance over time, our named executive officers’ ability to impact our results that drive stockholder value, their level of responsibility within our company, their potential to fill roles of increasing responsibility, and competitive equity award levels for similar positions in comparable companies. Equity forms a key part of the overall compensation for each executive officer and will be considered each year as part of the annual performance review process and incentive payout calculation.

We do not have a policy regarding the granting of equity, or the purchase and retention of equity, by our named executive officers.

During fiscal 2007, we made one stock option award in the aggregate amount of 45,000 shares of our common stock and one restricted stock award in the aggregate amount of 60,000 shares of our common stock to our then newly-hired senior vice president, general counsel under our 2006 Stock Incentive Plan. The amount of the stock option grant and the restricted stock award was the result of negotiations with the executive officer during the hiring process in order to both recruit the executive officer to his current position and incentivize him to increase stockholder value over the life of the awards. The option was granted at the fair market value on the date of grant which is the closing price on the American Stock Exchange. The option and the shares of restricted stock vest over a three-year period with one third vesting on each anniversary of the commencement date of employment. All equity awards to our employees, including named executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value on the grant date based on the valuation determined by the compensation committee of our board of directors.

In fiscal 2007, we also amended the employment agreements and the related restricted stock agreements for two named executive officers establishing a positive net income performance target for fiscal 2007 for the vesting of 75,000 shares of restricted stock for Steven S. Boss, our chief executive officer, and 15,000 shares of restricted stock for Lawrence Clayton, Jr., our former chief financial officer. In selecting such performance target, the compensation committee, believed the target to be easily attainable. Pursuant to Mr. Boss’ employment agreement, upon joining the Company in August 2005, he was awarded 200,000 shares of restricted stock; 50,000 shares of which vested upon his first anniversary with us; and 150,000 shares which vested over the next three years in 50,000 share increments based upon the achievement of performance targets for fiscal 2006, 2007 and 2008 established by the compensation committee. During fiscal 2006, the compensation committee did not set any performance targets for vesting. The parties rectified the failure of one tranche of restricted shares to have the opportunity to vest by entering into the amendment which provided that 75,000 shares of restricted stock shall vest if we achieved positive net income, as defined in GAAP, in fiscal 2007 and 75,000 shares of restricted stock shall vest based upon the achievement of performance targets to be established by the compensation committee for the fiscal year ending July 31, 2008. For each tranche of restricted shares to vest, Mr. Boss must be an employee of us at the time we file our respective annual reports on Form 10-K with the SEC. See “Employment Agreements”.

Other Benefits.  We have a 401(k) plan in which substantially all of our employees are entitled to participate. Employees contribute their own funds, as salary deductions, on a pre-tax basis. Contributions may be made up to plan limits, subject to government limitations. The plan permits us to make matching contributions if we choose and we have historically provided matching contributions of up to three percent, based on 50% of employees’ contributions of up to 6% of defined compensation. We also offer an Amended and Restated 2005 Employee Stock Purchase Plan, or the ESPP, which became effective in July 2006. The ESPP, which has been approved by our board of directors and our stockholders, provides for eligible employees to purchase our common stock through payroll deductions. The ESPP generally allows employees to elect to purchase our common stock each month in an amount not to exceed an annual rate of accrual of $25,000 per calendar year in fair value of our common stock at the lower of the first or last day’s closing price for each month’s offering period, less a discount of 15%. The ESPP does not discriminate between executive and non-executive employees. We provide health care, dental, vision and life insurance, employee assistance plans and both short- and long-term disability, accidental death and dismemberment benefits to all full-time employees, including our named executive officers. We believe these benefits are comparable with companies with which we compete for employees. These benefits are available to all employees, subject to applicable laws. Certain of these plans require varying levels of employee contributions including deductibles and co-pays depending on the plans chosen by the employee. These contributions are the same for all employees including our named executive officers.

Severance and Termination Protection

Employment and Letter Agreements.  Under their employment and letter agreements, respectively, Messrs. Boss and Ulry are entitled to certain severance and change of control benefits, the terms of which are described in detail below under “Employment Contracts” and “Letter Agreements.”

Acceleration of Vesting of Equity-Based Awards.  In the event of a change in control of us, certain provisions of our 1999 Equity Incentive Plan and the 2006 Stock Incentive Plan allow, at the discretion of the compensation committee for up to the full acceleration of unvested equity awards in the event an acquirer neither assumes awards outstanding under these plans nor issues our award holders substitute equity awards. See “Employee Benefit Plans” below.

Accounting and Tax Considerations

Effective August 5, 2005, we adopted the fair value provisions of Financial Accounting Standards Board Statement No. 123(R) (revised 2004), “Share-Based Payment,” or SFAS 123(R). Under SFAS 123(R), we are required to estimate and record an expense for each award of equity compensation (including stock options) over the vesting period of the award.

Internal Revenue Code Section 162(m) limits the amount that we may deduct for compensation paid to our chief executive officer and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based compensation.” In the past, annual cash compensation to our named executive officers has not exceeded $1,000,000 per person, so the compensation has been deductible. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation, and accordingly, in any year, such option exercise may cause an officer’s total compensation to exceed $1,000,000. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility, and in the past we have granted options that met those requirements. The compensation committee has not yet established a policy for determining which forms of incentive compensation awarded to our named executive officers shall be designed to qualify as “performance-based compensation.” To maintain flexibility in compensating our named executive officers in a manner designed to promote our objectives, the compensation committee has not adopted a policy that requires all compensation to be deductible. However, the compensation committee intends to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and the compensation committee intends to provide future compensation in a manner consistent with our best interests and those of our stockholders.

Financial Restatements

Our compensation committee does not have an established practice regarding the adjustment or recovery of awards or payment if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment previously made. The board of directors will determine whether to seek recovery of incentive compensation under the Bonus Program in the event of a financial restatement or similar event based on the facts and circumstances surrounding a financial or similar event, should one occur. Among the key factors that the compensation committee will consider is whether the executive officer engaged in fraud or misconduct that resulted in need for a restatement.

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal year ended July 31, 2007 by our chief executive officer, our interim chief financial officer, our former chief financial officer and our three other most highly compensated executive officers who were employed by us as of July 31, 2007. We refer to these executive officers as our “named executive officers.”

								Non-Equity
								Incentive
								Plan
					Stock		Option	Compen-		All Other
	Fiscal	Salary		Bonus	Awards		Awards	sation		Compensation	Total
Name and Principal Position(s)	Year	($)		($)	($)(1)		($)(2)	($)(3)		($)4)	($)

Steven S. Boss	2007	$412,000		—	$100,084		$141,120	$111,242		—	$764,446
Chief Executive Officer
Lawrence Clayton, Jr.	2007	$334,274	(6)	—	$24,730	(7)	$14,083	—		—	$373,087
Chief Financial Officer(5)
J. Robert Hipps	2007	$2,769		—	—		—	—		—	$2,769
Interim Chief Financial Officer(8)
Thomas L. Ulry	2007	$248,192		—	$17,744		—	$45,538	(9)	—	$311,474
Senior Vice President, Sales and Marketing
Nick Cioll	2007	$168,654		—	—		—	$26,392	(10)	—	$195,046
Vice President, Chief Risk Officer
Erik A. Lopez, Sr.	2007	$86,635		—	$17,675		$9,628	—		—	$113,938
Senior Vice President, General Counsel(11)

(1)	Amounts reflect the amount of stock awards we recognized, or expensed, during fiscal 2007, calculated in accordance with SFAS No. 123(R). See Note 2 to the Notes to Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our restricted stock awards.

(2)	Amounts reflect the amount of stock options expensed in 2007, based on the vesting of grants made during or prior to fiscal 2007 as compensation costs for financial reporting purposes in accordance with SFAS No. 123R. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)	Consists of bonus payments earned for fiscal 2007 under the Commerce Energy Group, Inc. Bonus Program. To receive the bonus amounts shown, each named executive officer must be an active employee of the Company in good standing on the date the bonus is paid, which is anticipated to be in November 2007.

(4)	Under the rules of the SEC, the Company is required to identify by type all perquisites and other personal benefits for a named executive officer only if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit only if the value thereof exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for that individual.

(5)	Mr. Clayton served as our Chief Financial Officer until July 25, 2007.

(6)	Includes $59,274 in non-reimbursable long-distance commuting expenses paid to Mr. Clayton.

(7)	In connection with Mr. Clayton’s departure, we have remitted payment to Mr. Clayton for the repurchase of the 30,000 shares of unvested restricted stock. The closing of the repurchase transaction is pending the resolution of the current employment dispute between Mr. Clayton and the Company. The vesting of all 30,000 shares would have been subject to the achievement of performance targets. In fiscal 2007, the performance target for 15,000 shares was the Company’s attainment of positive net income, a goal which it attained; for fiscal 2008, a financial target has not to date been set by the Compensation Committee. Please see Note 2 to the Notes to Consolidated Financial Statements for a discussion regarding the valuation of such performance-based shares.

(8)	Mr. Hipps began serving as our Interim Chief Financial Officer on July 30, 2007. Mr. Hipps’ compensation arrangement is discussed below under “— Employment Letter Agreements.”

(9)	Does not include a discretionary bonus payment of $25,000 in fiscal 2007 awarded by the Compensation Committee to Mr. Ulry in recognition for superior performance during fiscal 2006.

(10)	Does not include a discretionary bonus payment of $20,000 that was awarded by the Compensation Committee to Mr. Cioll in recognition for superior performance during fiscal 2006.

(11)	Mr. Lopez served as our Senior Vice President, General Counsel, between March 26, 2007 and October 5, 2007 at an annual base salary of $265,000.

Grants of Plan-Based Awards in Fiscal 2007

The following table presents information concerning grants of plan-based awards to each of the named executive officers during the year ended July 31, 2007. The exercise price per share of each option granted to our named executive officers was equal to the fair market value of our common stock, as determined by our compensation committee on the date of the grant.

		Estimated Future Payouts Under				Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards(1)				Equity Incentive Plan Awards(2)
	Grant	Threshold	Target I	Target II	Maximum	Threshold	Target	Maximum
Name	Date	($)	($)	($)	($)	(#)	(#)	(#)

Steven S. Boss	1/25/2007	$74,161	$111,242	$166,862	$259,564	—	150,000 (3)	—
Lawrence Clayton, Jr.	1/25/2007	—	—	—	—	—	30,000(4)	—
J. Robert Hipps	—	—	—	—	—	—	—	—
Thomas J. Ulry	1/25/2007	$20,359	$45,538	$68,248	$101,196	—	—	—
Nick Cioll	1/25/2007	$17,594	$26,392	$36,655	$58,648	—	—	—
Erik A. Lopez, Sr.	3/27/2007	—	—	—	—	—	—	—

All Other
		All Other		Option
		Stock		Awards:			Grant Date
		Awards:		Number of			Fair Value
		Number of		Securities		Exercise	of Stock
		Shares of		Underlying		Price per	and Option
Name	Grant Date	Stock (#)		Options (#)		Share ($/Sh)	Awards ($)(5)

Steven S. Boss	—	—		—		$—	$—
Lawrence Clayton, Jr.	—	—		—		—	—
J. Robert Hipps	—	—		—		—	—
Thomas J. Ulry	—	—		—		—	—
Nick Cioll	—	—		—		—	—
Erik A. Lopez, Sr.	3/27/2007	60,000	(6)	—		$2.56	$153,600
	3/27/2007	—		45,000	(7)	$2.56	$83,745

(1)	Represents awards under the Company’s Bonus Program for fiscal 2007 under various scenarios. Pursuant to the terms of the Bonus Program, the bonus award for certain of the named executive officers is calculated as the product of the named executive officer’s base annual salary as of April 30, 2007, multiplied by (i) the named executive officer’s potential bonus percentage assigned by the compensation committee, and (ii) the named executive officer’s earned bonus percentage. The potential bonus percentage is a factor based upon the Company’s net income. At the beginning of fiscal 2007, the compensation committee established four levels of net income targets and assigned potential bonus percentages applicable to the named executive officers for each corresponding level. For the chief executive officer, Mr. Boss, the potential bonus percentages for the

Threshold, Target I, Target II and Maximum categories were 20%, 30%, 45% and 70%, and the potential bonus percentages for the other named executive officers were 12%, 18%, 25% and 40%. The earned bonus percentage is a factor based upon the attainment of certain individual business goals assigned by the compensation committee. Based upon an evaluation of the attainment of such goals, the earned bonus percentages for Messrs. Boss, Ulry and Cioll were 90%, 100% and 85%.

Amounts shown under the Threshold, Target I, Target II and Maximum columns correspond to the four levels of net income goals for fiscal 2007, which were, respectively, $1.35 million, $3.0 million, $4.0 million and $5.0 million. Amounts shown in each column reflect the bonus that would have been earned by the respective named executive officer under the Bonus Program had the Company achieved the applicable net income target. We assumed that the earned bonus percentage for each of the named executive officers in fiscal 2007 remained constant in each of the four target income scenarios. The Target 1 column sets forth the bonus amounts actually earned for fiscal 2007 based on the Company’s net income as defined in the Bonus Plan of $3.6 million Lawrence Clayton, Jr., J. Robert Hipps and Erik A. Lopez, Sr. each are not eligible to receive a bonus under the Bonus Program. Messrs. Clayton and Lopez are no longer employees of the Company and thus would not be entitled to receive a bonus because they would not meet the vesting requirements of the Bonus Program. Mr. Hipps did not meet the eligibility requirements under the Bonus Program.

(2)	Represents performance-based shares of restricted stock awarded under the Company’s 1999 Equity Incentive Plan.

(3)	The award, granted under the 1999 Equity Incentive Plan described herein, is exercisable with respect to 75,000 shares upon our achievement of net income for fiscal 2007 and confirmation of such net income as set forth in this Annual Report on Form 10-K. Vesting for the remaining 75,000 shares will be determined based on the achievement of performance targets for fiscal 2008 that have not to date been set by the Compensation Committee.

(4)	Under the terms of Mr. Clayton’s amended employment agreement and amended restricted stock agreement, the award, granted under the 1999 Equity Incentive Plan, was exercisable with respect to 15,000 shares upon our achievement of net income for fiscal 2007 and confirmation of such net income as set forth in this Annual Report on Form 10-K, with vesting of the remaining 15,000 shares based on the achievement of performance targets for fiscal 2008 that have not yet been set by the Compensation Committee. Subsequent to Mr. Clayton’s departure from the Company on July 25, 2007, we have remitted payment to Mr. Clayton for the repurchase of his 30,000 shares of restricted stock for $0.001 per share pursuant to the terms of his restricted stock agreement. The closing of the repurchase transaction is pending the resolution of the current employment dispute between Mr. Clayton and the Company.

(5)	Amounts reflect the total fair value of stock awards or stock options granted in fiscal 2007, calculated in accordance with SFAS No. 123(R).

(6)	The award, granted under the 2006 Stock Incentive Plan, vested as to 20,000 shares on March 26, 2008 and as to 20,000 on each of the first two anniversaries thereafter under its original terms. Pursuant to a separation agreement and general release dated October 5, 2007; such vesting was amended as follows: 10,000 shares of such restricted stock were forfeited and 50,000 shares of restricted stock will vest as of January 2, 2008.

(7)	The options shares, granted under the 2006 Stock Incentive Plan, vested as to 15,000 shares on March 26, 2008 and as to 15,000 shares on each of the first two anniversaries thereafter under its original terms. Under our separation agreement with Mr. Lopez, his option to purchase all such 45,000 shares was canceled.

Outstanding Equity Awards at July 31, 2007

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended July 31, 2007, including the value of the stock awards.

	Option Awards							Stock Awards
Equity
									Equity		Incentive
									Incentive		Plan Awards:
									Plan Awards:		Market or
								Market	Number of		Payout Value of
	Number of Securities					Number of		Value of	Unearned		Unearned
	Underlying Unexercised Options at			Option	Option	Shares of		Shares of	Shares That		Shares
	July 31, 2007 (#)			Exercise	Expiration	Stock Not Vested		Stock Not	Have Not		That Have
Name	Exercisable	Unexercisable		Price ($)	Date	(#)		Vested ($)(1)	Vested (#)		Not Vested ($)

Steven S. Boss	200,000	100,000	(2)	$1.80	07/31/2015	—		—	150,000	(3)	$315,000
	50,000	—		$1.80	07/22/2015	—		—	—		—
Lawrence Clayton, Jr.(4)	—	—		—	—	—		—	—		—
J. Robert Hipps	—	—		—	—	—		—	—		—
Thomas J. Ulry	100,000	—		$3.50	03/02/2015	20,000	(5)	$42,000	—		—
Nick Cioll	85,000	—		$1.92	07/27/2014	—		—	—		—
Erik A. Lopez, Sr.(6)	—	45,000		$2.56	03/27/2013	60,000		$126,000	—		—

(1)	Market value based on our common stock’s closing price of $2.10 on July 31, 2007, the last day of fiscal 2007.

(2)	These option shares became exercisable on August 1, 2007.

(3)	The award is exercisable with respect to 75,000 shares upon our achievement of net income for fiscal 2007 and confirmation of such net income as set forth in this Annual Report on Form 10-K. Vesting for the remaining 75,000 shares will be determined based on the achievement of performance targets for fiscal 2008 that have not to date been set by the Compensation Committee.

(4)	Prior to his departure on July 25, 2007, Mr. Clayton held options to purchase a total of 120,000 shares of our common stock, 40,000 of which were exercisable and 80,000 of which were not. As a result of Mr. Clayton’s termination, all stock option shares held by Mr. Clayton, including those that were exercisable, were terminated. In addition, subsequently, we have remitted payment to Mr. Clayton for the repurchase of 30,000 shares of unvested restricted stock previously held by Mr. Clayton. The closing of the repurchase transaction is pending the resolution of the current employment dispute between Mr. Clayton and the Company.

(5)	Of these restricted stock shares, 10,000 will vest on January 1, 2008 and 10,000 will vest on January 1, 2009.

(6)	Under the terms of a separation agreement with Mr. Lopez dated October 5, 2007, 10,000 shares of restricted stock were forfeited pursuant to their original terms. The vesting relating to the remaining 50,000 shares of restricted stock was amended so that such shares will vest as of January 2, 2008, and the option to purchase 45,000 shares of our common stock was canceled pursuant to its terms.

Option Exercises in Fiscal 2007

The following table presents certain information concerning the exercise of options and the vesting of stock awards by each of our named executive officers during fiscal 2007.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired	Value Realized	Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)	on Exercise (#)	on Vesting ($)

Steven S. Boss	—	—	50,000	$69,500
Lawrence Clayton, Jr.	—	—	15,000	$24,300
J. Robert Hipps	—	—	—	—
Thomas J. Ulry	—	—	10,000	$14,600
Nick Cioll	15,000	$15,600	—	—
Erik A. Lopez, Sr.	—	—	—	—

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Contribution Plans

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans maintained by us. The compensation committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, may elect to provide our officers and other employees with non-qualified defined contribution benefits if the compensation committee determines that doing so is in our best interests.

Deferred Compensation

None of our named executive officers participates in or has account balances in deferred compensation plans or arrangements maintained by us.

Employment Agreements

Steven S. Boss

On August 1, 2005, we entered into an employment agreement with Steven S. Boss, our Chief Executive Officer, which was most recently amended on January 25, 2007. The employment agreement, as amended, has no specific term and is subject to termination by either the Company or Mr. Boss without cause upon 60 days written notice.

The amended employment agreement sets forth Mr. Boss’ base salary as $412,000 per year, which is subject to periodic review and to increase (but not decrease) by our board of directors or compensation committee. With respect to fiscal year 2006, the employment agreement provided for Mr. Boss’ eligibility for consideration for an incentive bonus calculated between 50% and 150% of base salary based upon achievement of objectives established by the Compensation Committee. For fiscal 2007 and each fiscal year thereafter, Mr. Boss is eligible to participate in the Company’s Bonus Program.

Pursuant to the employment agreement, Mr. Boss was granted an option to purchase 300,000 shares of our common stock at an exercise price equal to $1.80 per share, with vesting as to 100,000 shares upon hire and as to 100,000 shares on each of the first two anniversaries thereafter. In addition, pursuant to an amendment to the employment agreement dated January 25, 2007, and a restricted stock agreement dated August 1, 2005 and amended as of January 25, 2007, Mr. Boss was granted 200,000 shares of restricted stock, 50,000 shares of which vested (the Company’s right to repurchase terminated) on August 1, 2006. Pursuant to the amended employment agreement and the amended restricted stock agreement, the remaining 150,000 shares vest as follows: (i) 75,000 of the restricted shares shall vest (the Company’s right to repurchase shall terminate) upon the date on which the Company files its annual report on Form 10-K with the SEC indicating that the Company achieved net income (defined in accordance with generally accepted accounting principles) for fiscal 2007, and (ii) 75,000 of the restricted shares shall vest (the Company’s right to repurchase shall terminate) upon the date on which the Company files its annual report on Form 10-K with the SEC indicating in the financial statements contained therein that the Company achieved the performance target(s) established by the Compensation Committee for fiscal 2008.

The employment agreement provides that if Mr. Boss is terminated without cause (as defined below) or if he resigns for good reason (as defined below), Mr. Boss will be entitled to severance equal to 12 months of his then-current base salary payable over a 12-month period, plus 12 months accelerated vesting of outstanding unvested stock options and restricted stock, plus reimbursement of insurance premiums for health coverage for two months. If Mr. Boss is terminated for cause (as defined below), he would receive earned but unpaid base salary and accrued but unpaid vacation, but no further compensation or severance payment of any kind.

For purposes of Mr. Boss’ agreement:

•	“cause” generally means: (i) a material breach of the employment agreement, or of a Company policy or law applicable to the Company, (ii) demonstrated and material neglect of duties or failure to perform material duties following written notice and a reasonable cure period, (iii) misconduct, dishonesty, self-dealing, fraud or similar conduct, or (iv) conviction of a crime or plea of guilty or nolo contendere, with limited exceptions.

•	“good reason” generally means (i) a reduction in Mr. Boss’ salary or benefits, except as part of a general change in compensation benefits for similarly situated executives, (ii) a failure by us to comply with the material provisions of the employment agreement or (iii) within 180 days of a change in control, as defined below; provided, that the Company has a period of 20 days after receipt of written notice from the executive to cure an event or condition described in clause (i) or (ii).

•	A “change in control” generally means (i) the acquisition by any person or group of our securities, after which such person or group owns more than 50% of our outstanding voting stock, (ii) a merger or consolidation involving the Company which results in the holders of the Company’s outstanding voting securities immediately prior to such transaction failing to hold more than 50% of the outstanding voting power of the corporation resulting from such merger or consolidation, or (iii) the acquisition or sale of all or substantially all of our assets in a transaction or series of transactions.

Under the employment agreement, Mr. Boss agreed not to solicit the Company’s employees, customers, clients or suppliers during his employment and for a period of one year after any period in which severance payments are received, and not to compete with the Company during his employment and any period in which severance payments are received. Further, the employment agreement obligates Mr. Boss to refrain from disclosing any of our proprietary information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment. As a condition to Mr. Boss receiving severance benefits under the employment agreement, he would need to sign a release in a form customarily used by the Company for such purposes, and reaffirm the confidentiality, non-solicitation and non-competition agreements contained in his employment agreement. Finally, pursuant to the employment agreement, we entered into our standard form of indemnification agreement with Mr. Boss.

Lawrence Clayton, Jr.

On December 1, 2005, we entered into an employment agreement with Mr. Clayton, our former Chief Financial Officer, which was amended most recently on January 25, 2007. Under the terms of the employment agreement, Mr. Clayton received an annual base salary of $275,000. With respect to fiscal year 2006, Mr. Clayton was eligible to receive an incentive bonus for the fiscal 2006 if the Company reached certain financial objectives determined by the Board, and for fiscal 2007 and each fiscal year thereafter, Mr. Clayton would have been eligible to participate in the Company’s Bonus Program.

On December 1, 2005, pursuant to the terms of the employment agreement and the stock option agreement, we granted to Mr. Clayton an option to purchase 120,000 shares of our common stock, which option vests in equal amounts on each of the first three anniversaries of the date of the grant. In addition, pursuant to the amended employment agreement and a restricted stock agreement dated December 1, 2005 and amended as of January 25, 2007, Mr. Clayton was granted 45,000 shares of restricted stock, 15,000 shares of which vested (the Company’s right to repurchase terminated) on December 1, 2006. Pursuant to the employment agreement and a stock agreement, each as amended, the remaining 30,000 shares vest as follows: (i) 15,000 of the restricted shares shall vest (the Company’s right to repurchase shall terminate) upon the date on which the Company files its annual report on Form 10-K with the SEC indicating that the Company achieved net income (defined in accordance with generally accepted accounting principles) for fiscal 2007, and (ii) 15,000 of the restricted shares shall vest (the Company’s right to repurchase shall terminate) upon the date on which the Company files its annual report on Form 10-K with the SEC indicating in the financial statements contained therein that the Company achieved the performance target(s) established by the Compensation Committee for fiscal 2008.

The employment agreement provided that if Mr. Clayton’s employment was terminated by the Company without cause or if he resigned for good reason, Mr. Clayton would be entitled to severance, as long as Mr. Clayton did not accept other employment, equal to 12 months base salary, payable in six equal installments commencing on the first business day after six months from the date of the termination, or the severance period, plus reimbursement of the cost of continuation coverage under COBRA for 12 months and 12 months accelerated vesting of outstanding options and restricted stock. If Mr. Clayton is terminated for cause (as defined below), he would receive earned but unpaid base salary and accrued but unpaid vacation, but no further compensation or severance payment of any kind. For purposes of Mr. Clayton’s employment agreement, the terms “cause” and “good reason” have the same meanings given above under the description of Mr. Boss’ employment agreement.

Under the employment agreement, Mr. Clayton agreed not to solicit customers or employees of the Company during his employment with the Company and for a period of one year after the end of the Severance Period. The employment agreement further provided that Mr. Clayton would not accept employment with, or otherwise engage in, any business that competes with the Company during his employment or any period during which he is receiving severance payments from the Company. As a condition to Mr. Clayton receiving severance benefits under the employment agreement, he would need to sign a release in a form customarily used by the Company for such purposes, and reaffirm the confidentiality, non-solicitation and non-competition agreements contained in his employment agreement. Finally, in accordance with the employment agreement, we entered into our standard form of indemnification agreement with Mr. Clayton.

Pursuant to his employment agreement, Mr. Clayton was awarded a relocation payment in the amount of $20,000, and reimbursement for documented relocation expenses up to an additional $80,000. An amendment to the employment agreement dated November 30, 2006 clarified that reimbursements for any living expenses (including reasonable travel expenses) incurred by Mr. Clayton in Southern California after January 1, 2007 would draw on the above-referenced $80,000 relocation expense provision.

On July 23, 2007, the Company’s Board terminated Mr. Clayton’s employment and position as the Company’s Senior Vice President, Chief Financial Officer and Secretary of the Company, effective July 25, 2007.

Erik A. Lopez, Sr.

On March 26, 2007, we entered into an employment agreement with Erik A. Lopez, Sr. The employment agreement has no specific term and is subject to termination by either the Company or Mr. Lopez, Sr. without cause upon 60 days written notice.

The employment agreement set forth Mr. Lopez’s base salary as $265,000 per year, which is subject to periodic review and to increase (but not decrease) by our board of directors or compensation committee. The employment agreement also provided for Mr. Lopez’s eligibility to participate in the Company’s Bonus Program beginning with fiscal 2007 and for each year thereafter during the term of the employment agreement.

Pursuant to the employment agreement, Mr. Lopez was granted an option to purchase 45,000 shares of our common stock at an exercise price equal to $2.56 per share, with 15,000 shares subject to such option vesting on March 26, 2008, and 15,000 shares vesting on each of the first two anniversaries thereafter. In addition, pursuant to the employment agreement and a restricted stock agreement, Mr. Lopez was granted 60,000 shares of restricted stock, with 20,000 shares vesting as of March 26, 2008, and 20,000 shares vesting on each of the first two anniversaries thereafter.

The employment agreement provided that if Mr. Lopez is terminated without cause or if he resigns for good reason, Mr. Lopez would be entitled to severance, as long as he did not accept other employment, equal to 12 months of his then-current base salary, payable as to 50% of such amount six months after the termination date and the balance paid in equal monthly installments thereafter, plus reimbursement of the cost of continuation coverage under COBRA for 12 months and 12 months accelerated vesting of outstanding unvested stock options and restricted stock. If Mr. Lopez is terminated for cause (as defined below), he would receive earned but unpaid base salary and accrued but unpaid vacation, but no further compensation or severance payment of any kind.

For purposes of Mr. Lopez’s agreement, “cause” generally means: (i) a material breach of the employment agreement, or of a Company policy or law applicable to the Company, (ii) demonstrated and material neglect of duties or failure to perform material duties following written notice and a reasonable cure period, (iii) misconduct that is serious in nature, dishonesty, self-dealing, fraud or similar conduct related to Mr. Lopez’s conduct, (iv) having been convicted of or entered a plea of nolo contendere with respect to a felony or a crime involving fraud, dishonesty or moral turpitude, or (v) having engaged in intentional misconduct which materially damages the Company under certain circumstances. With respect to Mr. Lopez’s employment agreement, the terms “good reason” and “change of control” have the same meanings set forth above under the description of Mr. Boss’ employment agreement.

Under the employment agreement, Mr. Lopez agreed not to solicit the Company’s employees, customers, clients or suppliers during the term of his employment and for a period of one year thereafter, and not to compete with the Company during the term of his employment and any period in which severance payments are received. Further, the employment agreement obligates Mr. Lopez to refrain from disclosing any of our proprietary information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment. As a condition to Mr. Lopez receiving severance benefits under the employment agreement, he would need to sign a release in a form customarily used by the Company for such purposes, and reaffirm the confidentiality, non-solicitation and non-competition agreements contained in his employment agreement. Finally, pursuant to the employment agreement, we entered into our standard form of indemnification agreement with Mr. Lopez.

Separation Agreement with Mr. Lopez

Effective October 5, 2007, Mr. Lopez resigned from his position as Senior Vice President and General Counsel and left the Company. In connection with his departure, we entered into a separation agreement and general release dated October 5, 2007 with Mr. Lopez. Under the terms of the separation agreement, on October 9, 2007, we paid to Mr. Lopez a severance payment in the amount of $200,000, one business day after confirmation of Mr. Lopez’s written communication to the Occupational Health and Safety Administration (OSHA) informing OSHA that all of his disputes with the Company have been fairly resolved and withdrawing his complaint filed with OSHA. Mr. Lopez agreed to a general release of all claims against us and our representatives. Pursuant to the separation agreement, Mr. Lopez’s option to purchase 45,000 shares of our commons stock was canceled. In addition, the parties agreed that 10,000 of the 60,000 shares of unvested restricted stock held by Mr. Lopez would be forfeited and that the remaining shares of restricted stock will vest on January 2, 2008. In order to facilitate the payment terms of the separation agreement, on October 5, 2007, we entered into an amendment to Mr. Lopez’s employment agreement to take into account recent changes under Internal Revenue Code Section 409A. On October 26, 2007, OSHA notified the Company that it was closing its investigation of the OSHA complaint relating to Mr. Lopez.

Offer Letters with Other Executives

J. Robert Hipps

On July 27, 2007, we entered into an Interim Executive Services Agreement with Tatum, LLC dated July 25, 2007 to engage Mr. Hipps as our Interim Chief Financial Officer. The interim services agreement provides that Mr. Hipps will become an employee of the Company, subject to the supervision and direction of the chief executive officer and the Board. Under the agreement, Tatum has no control or supervision over Mr. Hipps, as long as he is performing services under the Interim Services Agreement. The term of the interim services agreement is for a minimum of three months, provided that either party may terminate the agreement earlier with 30 days written notice to the other party, and provided further that we may terminate the agreement immediately for cause based on the performance of Mr. Hipps.

Pursuant to the interim services agreement, we pay $37,500 per month, 80% of which is paid directly to Mr. Hipps as salary through the Company’s payroll system and 20% of which is paid to Tatum. The interim services agreement provides an option for us during the term of the agreement to hire Mr. Hipps on a permanent basis, upon entering into another form of agreement with Tatum, which must provide for the payment of additional placement fees to Tatum. In connection with entering into the interim services agreement, the Company entered into its standard form of Indemnification Agreement with Mr. Hipps.

Thomas L. Ulry

On May 31, 2005, we entered into an employment letter agreement with Thomas Ulry, our Senior Vice President, Sales and Marketing. The letter agreement set Mr. Ulry’s annual base salary at $225,000, and provided for a discretionary annual bonus, as determined by the Compensation Committee. In addition, the agreement provides for other standard employee benefits including medical, dental and insurance benefits and the right to participate in our 401(k) Plan. Finally, the agreement provides that if we were to terminate Mr. Ulry without cause during the first year after May 31, 2005, Mr. Ulry would be entitled to one year’s annual base salary, and if we were to terminate him without cause at any time thereafter, Mr. Ulry would be entitled to an amount equal to his monthly salary for up to six months or until he finds other employment, whichever is first to occur.

Pursuant to the letter agreement, Mr. Ulry was awarded an option to purchase 100,000 shares of our common stock at an exercise price of $3.50 per share, vesting in equal annual installments over four years. In addition, Mr. Ulry was awarded the right to reimbursement of actual relocation benefits not to exceed $40,000.

On October 19, 2006, the Compensation Committee increased Mr. Ulry’s annual base salary by $25,000 effective October 1, 2006.

Cash Bonus Plan

On January 25, 2007, upon the recommendation of the Compensation Committee of the board of directors (or the board), adopted the Commerce Energy Group, Inc. Bonus Program, which was amended and restated effective March 27, 2007 (as amended and restated, the “Bonus Plan”).

Background.  We established the Plan to provide employees with an increased awareness and ongoing interest in our success. The Plan is a broad-based plan designed to ensure that the executives, management and staff employees are appropriately awarded for both corporate and individual performance. In developing this bonus program, consideration was given to the existing salary levels and total compensation of the executives and other employees. The structure of this cash bonus program was determined to be an efficient employee incentive and appropriate to preserve shareholder interests.

Administration.  The Plan is administered by the Compensation Committee. The Compensation Committee has the right to construe the Bonus Plan, to interpret any provision of the Bonus Plan, to make rules relating to the Plan and to determine any factual question arising in connection with the operation of the Bonus Plan.

Eligibility.  An employee must commence full-time employment with us within the first nine months of a fiscal year (August 1 through April 30) to be eligible to participate in the Bonus Program for that fiscal year. Employees who participate in one or more of our commission incentive programs are also eligible for a bonus under the Bonus Plan, although reduced (but not below zero) by any amounts received under any of our commission incentive programs for the same fiscal year. Part-time employees and contractors are not eligible to participate in the Bonus Plan.

Determination of Bonus.  The Bonus Plan is not effective with respect to any fiscal year in which we do not achieve positive net income from operations (after deducting bonuses accrued under the Bonus Plan). Pursuant to the terms of the Bonus Program, the bonus award for each participant is calculated based upon the product of (i) the participant’s base annual salary as of April 30, 2007; (ii) the participant’s potential bonus percentage assigned by the compensation committee to four levels of employee classification (i.e., the chief executive officer, other executive officers; management, and staff), and (iii) the participant’s earned bonus percentage based upon the attainment of certain individual goals set by the compensation committee for the executives, the executives with respect to the management and the executives and management with respect to the staff; then reduced (but not below zero) by any amounts from the Company’s commission incentive program.

Under the Bonus Program, a participant’s potential bonus percentage is determined based upon the Company’s net income. At the beginning of each fiscal year, the compensation committee establishes four levels of net income targets and assigns potential bonus percentages for each such corresponding level for each employee group, chief executive officer, executive officers, management and staff.

In determining the earned bonus percentage, the compensation committee assigned to the chief executive officer and each of the other executive officers specific individual objectives in several of the following categories: increase in overall Company financial performance; increase in investor awareness; financial risk management, peer and leadership development; and customer maintenance and growth. Each category was assigned a specific percentage weight at the commencement of the Plan. In establishing the performance objectives of the executive officers, the chief executive officer and members of the executive team make recommendations, which are approved by members of the compensation committee. Each executive, including each executive officer, had individual objectives for the year which were designed to contribute to the achievement of our corporate objectives. For purposes of determining whether our executive officers met each of the individual goals and objectives assigned to them, the compensation committee met with our chief executive officer and then deliberated among themselves without the chief executive officer present. In determining the earned bonus percentage for management and staff personnel, a similar procedure occurs with their direct reports. Each employee has business goals and a potential bonus payout commensurate with her or his level in the Company.

The compensation committee, in its discretion, may establish a bonus pool to be allocated to non-executive eligible employees if we achieve net income from operations, including interest income and expense, but fall short of our threshold financial target. In the event that we surpass our most aggressive financial target, the compensation committee may establish a bonus pool to be allocated to employees in the discretion of the compensation committee, including the chief executive officer and the other executive officers.

For fiscal 2008, the compensation committee has not set the four levels of net income targets and has not assigned the potential bonus percentages for each corresponding level of employee.

Timing of Payment and Vesting.  In fiscal years where bonuses are earned under the Bonus Program, payouts will be in a lump sum payment after the fiscal year audit to which the bonus relates is completed and the individual evaluation process to determine the earned bonus percentage has been finalized. To receive a benefit under the Bonus Program for a particular fiscal year, a participant must complete at least three months of service and must be an active employee in good standing on the date the bonus is paid.

Amendment.  The Board or the Compensation Committee has the unilateral right to amend, suspend or terminate the Bonus Plan at any time with respect to all or some employees and with respect to any unearned or unvested bonus that is or could become payable. If such amendment or termination would have a material and adverse affect on an employee’s earned, but unvested bonus, the written consent of the affected employee is required.

Employee Benefit Plans

Commerce Energy Group, Inc. 2006 Stock Incentive Plan

Purpose.  The purpose of our 2006 Stock Incentive Plan, or the SIP, is to attract, retain and motivate select employees, officers, directors and consultants of the Company and its affiliates and to provide incentives and rewards for superior performance.

Shares Subject to the SIP.  The SIP provides that no more than 1,453,334 shares of our common stock may be issued pursuant to awards under the SIP provided that we shall not make additional awards under the Commonwealth Energy Corporation 1999 Equity Incentive Plan. These shares shall be authorized but unissued shares. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the SIP for stock splits, stock dividends, recapitalizations and other similar events. We have registered the shares of our common stock available for issuance under the SIP on a registration statement on Form S-8 filed with the SEC.

Shares of our common stock that are subject to any award that expires, or is forfeited, cancelled or becomes unexercisable will again be available for subsequent awards, except as prohibited by law. In addition, shares that the Company refrains from delivering pursuant to an award as payment of either the exercise price of an award or applicable withholding and employment taxes will be available for subsequent awards.

Administration.  Either the board of directors or a committee appointed by the board is authorized to administer the SIP. The board of directors and any committee exercising discretion under the SIP from time to time are referred to as the “Committee.” The Compensation Committee of the board of directors currently acts as the Committee for purposes of the SIP. The board of directors may at any time appoint additional members to the Committee, remove and replace members of the Committee with or without cause, and fill vacancies on the

Committee. To the extent permitted by law, the Committee may authorize one or more persons who are reporting persons for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or other officers, to make awards to directors, officers or employees who are not reporting persons for purposes of Rule 16b-3 under the Exchange Act, or other officers whom we have specifically authorized to make awards. With respect to decisions involving an award intended to satisfy the requirements of Section 162(m) of the Code, the Committee is to consist of two or more directors who are “outside directors” for purposes of that Code section.

Subject to the terms of the SIP, the Committee has express authority to determine the directors, employees and consultants who will receive awards, the number of shares of our common stock, units or share appreciation rights (“SARs”) to be covered by each award, and the terms and conditions of awards. The Committee has broad discretion to prescribe, amend and rescind rules relating to the SIP and its administration, and to interpret and construe the SIP and the terms of all award agreements. Within the limits of the SIP, the Committee may accelerate the vesting of any award, allow the exercise of unvested awards, and may modify, replace, cancel or renew them. In addition, the Committee may under certain circumstances buy out options or SARs or, subject to stockholder approval, reduce the exercise price for outstanding options or SARs.

The SIP provides that we will indemnify members of the Committee and their delegates against any claims, liabilities or costs arising from the good faith performance of their duties under the SIP. The SIP releases these individuals from liability for good faith actions associated with the SIP’s administration.

Eligibility.  The Committee may grant options that are intended to qualify as incentive stock options, or ISOs, only to employees, and may grant all other Awards to directors, employees and consultants. The SIP and the discussion below use the term “participant” to refer to a director, employee or consultants who has received an award. The SIP provides that no more than 1,000,000 shares of our common stock may be issued during any calendar year to any participant under the SIP pursuant to options and SARs Awards under the SIP.

Options.  Options granted under the SIP provide participants with the right to purchase shares of our common stock at a predetermined exercise price. The Committee may grant options that are intended to qualify as ISOs or options that are not intended to so qualify, or Non-ISOs. The SIP also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are the subject of the option exceeds $100,000 (based upon the fair market value of the shares of our common stock on the option grant date).

Share Appreciation Rights (SARs).  A SAR generally permits a participant who receives it to receive, upon exercise, cash and/or shares of our common stock equal in value to the excess of (i) the fair market value, on the date of exercise, of the shares of our common stock with respect to which the SAR is being exercised, over (ii) the exercise price of the SAR for such shares. The Committee may grant SARs in tandem with options or independently of them. SARs that are independent of options may limit the value payable on its exercise to a percentage, not exceeding 100%, of the excess value.

Exercise Price for Options and SARs.  The exercise price of ISOs, Non-ISOs, and SARS may not be less than 100% of the fair market value on the grant date of the shares of our common stock subject to the award. The exercise price of ISOs may not be less than 110% of the fair market value on the grant date of the underlying shares of our common stock subject to the award for participants who own more than ten percent of our shares of our common stock on the grant date. Neither the Company nor the Committee shall, without shareholder approval, allow for a repricing within the meaning of the federal securities laws applicable to proxy statement disclosures.

Exercise of Options and SARs.  To the extent exercisable in accordance with the agreement granting them, an option or SAR may be exercised in whole or in part, and from time to time during its term; subject to earlier termination relating to a holder’s termination of employment or service. With respect to options, the Committee has the discretion to accept payment of the exercise price in any of the following forms, or combination of them: cash or check in U.S. dollars, certain shares of our common stock, and cashless exercise under a program the Committee approves.

The term over which participants may exercise options and SARs may not exceed ten years from the date of grant (five years in the case of ISOs granted to employees who, at the time of grant, own more than 10% of the Company’s outstanding shares of common stock).

Restricted Shares, Restricted Share Units, Unrestricted Shares and Deferred Share Units.  Under the SIP, the Committee may grant restricted shares that are forfeitable until certain vesting requirements are met, may grant restricted share units which represent the right to receive shares of our common stock after certain vesting requirements are met, and may grant unrestricted shares as to which the participant’s interest is immediately vested. For restricted awards, the SIP provides the Committee with discretion to determine the terms and conditions under which a participant’s interests in such awards become vested. The SIP provides for deferred share units in order to permit certain directors, consultants or select members of management to defer their receipt of compensation payable in cash or shares of our common stock (including shares that would otherwise be issued upon the vesting of restricted shares and restricted share units). Deferred share units represent a future right to receive shares of our common stock.

Whenever shares of our common stock are released pursuant to these awards, the participant will be entitled to receive additional shares of our common stock that reflect any stock dividends that the Company’s stockholders received between the date of the award and issuance or release of the shares of our common stock. Likewise, a participant will be entitled to receive a cash payment reflecting cash dividends paid to our stockholders during the same period. Such cash dividends will accrue interest, at 5% per annum, from their payment date to our stockholders until paid in cash when the shares of our common stock to which they relate are either released from restrictions in the case of restricted shares or issued in the case of restricted share units.

Performance Awards.  The SIP authorizes the Committee to grant performance-based awards in the form of performance units that the Committee may or may not designate as “performance compensation awards” that are intended to be exempt from Code section 162(m) limitations. In either case, performance awards vest and become payable based upon the achievement, within the specified period of time, of performance objectives applicable to the individual, the Company or any affiliate. Performance awards are payable in shares of our common stock, cash or some combination of the two, subject to an individual participant limit of 1,000,000 shares of our common stock and $1,000,000 in cash. The Committee decides the length of performance periods, but the periods may not be less than one fiscal year of the Company.

With respect to performance compensation awards, the SIP requires that the Committee specify in writing the performance period to which the Award relates, and an objective formula by which to measure whether and the extent to which the award is earned on the basis of the level of performance achieved with respect to one or more performance measures. Once established for a performance period, the performance measures and performance formula applicable to the award may not be amended or modified in a manner that would cause the compensation payable under the award to fail to constitute performance-based compensation under Code Section 162(m).

Under the SIP, the possible performance measures for performance compensation awards include basic, diluted or adjusted earnings per share; sales or revenue; earnings before interest, taxes and other adjustments (in total or on a per share basis); basic or adjusted net income; returns on equity, assets, capital, revenue or similar measure; economic value added; working capital; total stockholder return; and product development, product market share, research, licensing, litigation, human resources, information services, mergers, acquisitions, and sales of assets of affiliates or business units. Each measure will be, to the extent applicable, determined in accordance with generally accepted accounting principles as consistently applied by us (or such other standard applied by the Committee) and, if so determined by the Committee, and in the case of a performance compensation award, to the extent permitted under Code section 162(m), adjusted to omit the effects of extraordinary items, gain or loss on the disposal of a business segment, unusual or infrequently occurring events and transactions and cumulative effects of changes in accounting principles. Performance measures may vary from performance period to performance period and from participant to participant, and may be established on a stand-alone basis, in tandem or in the alternative.

Transferability.  Awards may not be sold, pledged, assigned, hypothecated, transferred or disposed of other than by will or the laws of descent and distribution, except to the extent the Committee permits lifetime transfers to charitable institutions, certain family members or related trusts or as otherwise approved by the Committee.

Certain Corporate Transactions.  The Committee shall equitably adjust the number of shares covered by each outstanding award, and the number of shares that have been authorized for issuance under the SIP but as to which no awards have yet been granted or that have been returned to the SIP upon cancellation, forfeiture or expiration of an award, as well as the price per share covered by each such outstanding award, to reflect any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the shares of our common stock, or any other increase or decrease in the number of issued shares effected without receipt of consideration by us. In the event of any such transaction or event, the Committee may provide in substitution for any or all outstanding options under the SIP such alternative consideration (including securities of any surviving entity) as it may in good faith determine to be equitable under the circumstances and may require in connection therewith the surrender of all options so replaced. In any case, such substitution of securities will not require the consent of any person who is granted options pursuant to the SIP.

In addition, in the event or in anticipation of a change in control (as defined in the SIP), the Committee may at any time in its sole and absolute discretion and authority, without obtaining the approval or consent of our stockholders or any participant with respect to his or her outstanding awards (except to the extent an award provides otherwise), take one or more of the following actions: (a) arrange for or otherwise provide that each outstanding award will be assumed or substituted with a substantially equivalent award by a successor corporation or a parent or subsidiary of such successor corporation; (b) accelerate the vesting of awards for any period (and may provide for termination of unexercised options and SARs at the end of that period) so that awards shall vest (and, to the extent applicable, become exercisable) as to the shares of our common stock that otherwise would have been unvested and provide that repurchase rights of the Company with respect to shares of our common stock issued upon exercise of an award shall lapse as to the shares of our common stock subject to such repurchase right; (c) arrange or otherwise provide for payment of cash or other consideration to participants in exchange for the satisfaction and cancellation of outstanding awards; or (d) terminate upon the consummation of the transaction, provided that the Committee may in its sole discretion provide for vesting of all or some outstanding awards in full as of a date immediately prior to consummation of the change of control. To the extent that an award is not exercised prior to consummation of a transaction in which the award is not being assumed or substituted, such award shall terminate upon such consummation.

Notwithstanding the above, in the event a participant holding an award assumed or substituted by the successor corporation in a change in control is involuntarily terminated (as defined in the SIP) by the successor corporation in connection with, or within 12 months following consummation of, the change in control, then any assumed or substituted award held by the terminated participant at the time of termination shall accelerate and become fully vested (and exercisable in full in the case of options and SARs), and any repurchase right applicable to any shares of our common stock shall lapse in full. The acceleration of vesting and lapse of repurchase rights provided for in the previous sentence shall occur immediately prior to the effective date of the Participant’s termination.

In the event of any distribution to our stockholders of securities of any other entity or other assets (other than dividends payable in cash or our stock) without receipt of consideration by us, the Committee may, in its discretion, appropriately adjust the price per share covered by each outstanding award to reflect the effect of such distribution. Finally, if we dissolve or liquidate, all awards will immediately terminate, subject to the ability of the board to exercise any discretion that the board may exercise in the case of a change in control.

Term of SIP; Amendments and Termination.  The term of the SIP is ten years from the date of stockholder approval. The board of directors may from time to time, amend, alter, suspend, discontinue or terminate the SIP; provided that no amendment, suspension or termination of the SIP shall materially and adversely affect awards already granted unless it relates to an adjustment pursuant to certain transactions that change our capitalization or it is otherwise mutually agreed between the participant and the Committee. In addition, the Committee may not cancel an outstanding option that is underwater for the purpose of reissuing the option to the participant at a lower exercise price or granting a replacement award of a different type. Notwithstanding the foregoing, the Committee may amend the SIP to eliminate provisions which are no longer necessary as a result of changes in tax or securities laws or regulations, or in the interpretation thereof.

Termination, Rescission and Recapture.  Each award under the SIP is intended to align the participant’s long-term interest with our interests. If the participant engages in certain activities (such as disclosure of confidential or proprietary information without appropriate authorization, breaches certain agreements relating to the protection of our intellectual property, solicits our non-administrative employees to leave the Company or renders services to an organization or business which is, or working to become, competitive to us), either during employment or after employment with us terminates for any reason, the participant is deemed to be acting contrary to our long-term interests. In such cases, except as otherwise expressly provided in the award Agreement, we may terminate any outstanding, unexercised, unexpired, unpaid, or deferred awards, rescind any exercise, payment or delivery pursuant to the award, or recapture any shares of our common stock (whether restricted or unrestricted) or proceeds from the participant’s sale of Shares issued pursuant to the award.

Internal Revenue Code Section 409A Requirements.  Certain awards under the SIP may be considered “nonqualified deferred compensation” for purposes of Section 409A of the Code, or Section 409A, which imposes certain requirements on compensation that is deemed under Section 409A to involve nonqualified deferred compensation. Among other things, the requirements relate to the timing of elections to defer, the timing of distributions and prohibitions on the acceleration of distributions. Failure to comply with these requirements (or an exception from such requirements) may result in the immediate taxation of all amounts deferred under the nonqualified deferred compensation plan for the taxable year and all preceding taxable years, by or for any participant with respect to whom the failure relates, the imposition of an additional 20% income tax on the participant for the amounts required to be included in gross income and the possible imposition of penalty interest on the unpaid tax. Generally, Section 409A does not apply to incentive awards that are paid at the time the award vests. Likewise, Section 409A typically does not apply to restricted stock. Section 409A may, however, apply to incentive awards the payment of which is delayed beyond the calendar year in which the award vests. Treasury regulations generally provide that the type of awards provided under the SIP will not be considered nonqualified deferred compensation. However, to the extent that Section 409A applies to an award issued under the SIP, the SIP and all such awards will, to the extent practicable, be construed in accordance with Section 409A. Under the SIP, the Committee has the discretion to grant or to unilaterally modify any award issued under the SIP in a manner that conforms with the requirements of Section 409A with respect to deferred compensation or voids any participant election to the extent it would violate Section 409A. The Committee also has sole discretion to interpret the requirements of the Code, including Section 409A, for purposes of the SIP and all awards issued under the SIP.

1999 Equity Incentive Plan

In connection with our 2004 merger with Commonwealth Energy Corporation, or Commonwealth, we assumed the Commonwealth Energy Corporation 1999 Equity Incentive Plan, which Commonwealth amended and restated effective May 9, 2003 (as amended and restated, the “EIP”).

Background.  The purpose of the EIP is to provide incentives to attract, retain and motivate employees, officers, directors, consultants, independent contractors and advisors whose present and potential contributions are important to our success, by offering them an opportunity to participate in our future performance through awards of options, restricted stock awards and stock bonuses.

Shares Subject to the EIP.  The EIP provides that no more than 7,000,000 shares of our common stock may be issued pursuant to awards under the EIP. Although we still have awards outstanding under the EIP, we agreed not to issue any additional awards under the EIP when our stockholders approved the SIP on January 26, 2006. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustment for stock splits, stock dividends, recapitalizations and other similar events. We have registered the shares of our common stock available for issuance under the EIP on a registration statement on Form S-8 filed with the SEC.

Administration.  Either the board or our Compensation Committee may administer the EIP. Subject to the terms of the EIP, the board has express authority to determine who will receive awards, the number of shares of our common stock or other consideration subject to each Award, and the terms and conditions of the awards. The board of directors has broad discretion to prescribe, amend and rescind rules relating to the EIP and its administration, to interpret and construe the EIP and the terms of all award agreements, and to take all actions necessary or advisable to administer the EIP. The board may cancel certain awards and grant in substitution new awards covering the same or different number of shares but with an exercise price per share based on the fair market value per share of our common stock on the new option grant date. The board may also buy back a previously granted award from a participant.

Eligibility.  The board may grant ISOs only to employees, including officers and directors who are employees, and may grant all other awards to officers, directors, consultants, independent contractors and advisors. The EIP and the discussion below use the term “participant” to refer to each such person who has received an award.

Options.  Options granted under the EIP provide participants with the right to purchase shares of our common stock at a predetermined exercise price. The board may grant options that are intended to qualify as ISOs or Non-ISOs. The EIP also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are the subject of the option exceeds $100,000 (based upon the fair market value of the shares of our common stock on the option grant date).

The exercise price for Non-ISOs shall not be less than 85% of the underlying common stock’s fair market value on the grant date. The exercise price for ISOs shall not be less than 100% of the underlying common stock’s fair market value on the grant date. However, with respect to any Award to a participant owning more than 10% of our common stock on the grant date (a “10% Holder”), the exercise price of ISOs may not be less than 110% of the underlying common stock’s fair market value on the grant date.

Options shall be exercisable within the times set forth in the agreement granting such option subject to the following limitations: (i) no option will be exercisable after the expiration of 10 years from the option’s grant date; (ii) options other than Non-ISOs granted to our officers, consultants, or members of the board or any of our subsidiaries’ boards, shall be exercisable at the rate of at least 20% per year of the shares granted under the option over five years from the date the option is granted, with the initial vesting to occur one year after the option’s grant date; and (iii) no ISO granted to a 10% holder will be exercisable after the expiration of five years from the date the ISO is granted.

To the extent exercisable in accordance with the agreement granting them and subject to earlier termination relating to the termination of a participant’s employment or service, options may be exercised only by delivery to us of the purchase price and a written stock option exercise agreement in a form approved by the board, stating the number of shares being purchased, any restrictions imposed on the shares to be purchased, and such representations and agreements regarding participant’s investment intent, access to information and such other matters that we may require or desire to comply with securities laws. The board may specify a reasonable minimum number of shares that may be purchased on any exercise of an option, provided such minimum will not prevent a participant from exercising the option for the full number of shares for which it is then exercisable.

Following the termination of a participant’s employment or service, we may extend the period of time that an option is exercisable and allow such terminated participant to exercise options that had not vested at the time such participant was terminated.

The board may modify, extend or renew outstanding options and authorize the grant of new options, except to the extent such action impairs without participant’s consent such participant’s rights under a previously issued option. The board may by written notice to affected participants without their consent reduce the exercise price of outstanding options.

Restricted Stock.  Under the EIP, the board may grant awards of restricted stock that are forfeitable until certain requirements are met. The board has discretion with respect to the vesting of restricted stock. The purchase price for the restricted stock grants shall not be less than 85% of the fair market value on the grant date, except that the purchase price for any restricted stock Award granted to a 10% holder will not be less than 110% of the fair market value on the grant date. The participant will not be able to sell, transfer, pledge or assign the restricted stock during a restriction period established by the board. The board may provide for the lapse of such restrictions in installments and may accelerate or waive the restrictions, in whole or in part, based upon the completion of a specified number of years of service, subject to any requirements under law. Except with respect to the transfer restrictions, the participant will have all the rights of a shareholder, including the right to vote the shares and receive cash dividends.

Except as otherwise provided or in the Board’s discretion, upon the participant’s termination, (i) we shall have the right for 90 days following the termination, to repurchase restricted stock that is unvested or still subject to restriction for the same price paid by participant for such shares; provided however that our right to repurchase at the price paid by the participant shall lapse at the rate of at least 20% of the restricted stock per year over five years from the date the Award is granted, and (ii) any other restricted stock will be forfeited.

Stock Bonuses.  A “stock bonus” is an award of shares, which may consist of restricted stock, for service rendered. A stock bonus will be awarded pursuant to an Award agreement and will comply with the terms and conditions of the EIP. Stock bonuses may be awarded pursuant to a “performance stock bonus agreement,” whereby the board will agree to grant a stock bonus of a certain number of shares upon the completion of certain performance goals that the board may adjust to account for changes in law, accounting and tax rules and to reflect the impact of extraordinary or unusual items, events or circumstances to avoid windfalls or hardships. We may pay the stock bonuses in cash or whole shares, either in lump sums or installments, with interest or dividend equivalent, and all as the board determines.

Payment for Share Purchases.  Payment for shares purchased pursuant to the EIP may be in cash, by check or, subject to certain conditions in the EIP, where expressly approved by the board and permitted by law (i) by cancellation of indebtedness, (ii) by surrender of shares, (iii) by tender of full recourse promissory note, (iv) by waiver of compensation due or accrued to a participant for service rendered, (v) with respect only to purchase upon exercise of an option, and provided a public market for our shares exists, through a “same day sale” commitment or through a “margin” commitment, or (vi) by any combination of the foregoing. We may help a participant (other than an executive officer or a member of our board) pay for shares purchased by guaranteeing a loan by a participant to a third party lender.

Transferability.  Awards granted under the EIP, and any interests therein, will not be transferable or assignable by participant, and may not be made subject to execution, attachment or similar process, otherwise than by will or by the laws of descent and distribution. During the participant’s lifetime, only the participant will be eligible to exercise an award.

Certain Corporate Transactions.  In the event of certain change in control “Corporate Transactions” (as defined in the EIP), the EIP and any Award under the EIP shall terminate after the Participant has been given, for the period of 10 days before the effective date of the Corporate Transaction, the right to exercise any unexpired Award in full or in part, but only to the extent such Award has vested or then vests and has not previously been exercised. However, the EIP and the Awards under the EIP shall not terminate or accelerate if the successor corporation or a parent or subsidiary thereof (a “Successor Corporation”) assumes the Awards. Nothing in the EIP or any Award shall be construed to limit our ability to enter into Corporate Transactions or reorganize, adjust or liquidate our capital or business structure.

The board may at the time the award is granted or at any time while the award is outstanding, provide for the award’s automatic acceleration (in whole or in part) upon a Corporate Transaction, including the vesting and termination of our repurchase right. Any accelerated ISO, shall only remain an ISO to the extent the $100,000 limitation is not exceeded. With respect to any amounts about the $100,000 limitation, the ward shall be a Non-ISO.

Amendment or Termination of EIP.  Unless the board elects to terminate the EIP sooner, the EIP will terminate 10 years from the date the Board approved the EIP. The board may at any time amend the plan in any respect.

Potential Payments upon Termination or Change in Control

Set forth below are descriptions and quantitative summaries of the elements of compensation that would be paid to our named executive officers who were employed by the Company at the end of the fiscal year and entitled to such benefits under post-employment and change in control scenarios. Also summarized below are arrangements relating to former executive officers.

As of July 31, 2007, several of our named executive officers were subject to agreements which contained severance provisions. Mr. Boss’ employment agreement provides that if Mr. Boss is terminated without “cause” or if he resigns for “good reason,” (as those terms are defined above under “Employment Agreements”), Mr. Boss will be entitled to severance equal to 12 months of his then-current base salary payable over a 12-month period, plus 12 months accelerated vesting of outstanding unvested stock options and restricted stock, plus reimbursement of insurance premiums for health coverage for two months.

Under the terms of our employment letter agreement with Mr. Ulry, he would be entitled to an amount equal to his monthly salary for up to six months (or until he finds other employment, if earlier), if we were to terminate him without cause.

The tables below estimate amounts of (i) salary and benefits payable and (ii) the acceleration of options and restricted stock outstanding for our named executive officers, in each case assuming that a hypothetical termination or change in control occurred on July 31, 2007. We have estimated the market value of the stock options and restricted stock in the tables below based on the closing price of $2.10 per share on July 31, 2007.

		Termination by Us
		Without Cause/ Resignation
Executive Officer	Benefit Upon Termination	by Executive for Good Reason

Steven S. Boss	Salary Cash Payment	$412,000
	Continuation of Benefits	2,934
	Accelerated Vesting of Options	$30,000
	Accelerated Vesting of Restricted Stock	$157,500

	Total	$602,434

Erik A. Lopez, Sr.	Salary Cash Payment	$265,000
	Continuation of Benefits	$17,606
	Accelerated Vesting of Options	$—
	Accelerated Vesting of Restricted Stock	$42,000

	Total	$324,606

Thomas J. Ulry	Salary Cash Payment	$126,500

			Change in		Change in
		Change in	Control in	Change in	Control in
		Control	which	Control in	which
	Acceleration of	in which	Compensation	which	Compensation
	Vesting Upon	Compensation	Committee	Compensation	Committee
	Change in Control	Committee	Does Not	Committee	Does Not
	Under Equity	Accelerates	Accelerate	Accelerates	Accelerate
Executive Officer	Benefit Plans(1)	Options	Options	Restricted Stock	Restricted Stock

Steven S. Boss	Accelerated Vesting of Restricted Stock	$105,000	$75,000	$315,000	$157,500
Thomas J. Ulry	Accelerated Vesting of Restricted Stock	—	—	$42,000	—
Erik A. Lopez, Jr.	Accelerated Vesting of Restricted Stock	—	—	$126,000	$42,000

(1)	For Mr. Boss and Mr. Ulry benefits related to awards granted under the 1999 Equity Incentive Plan. For Mr. Lopez benefits relate to awards granted under the 2006 Stock Incentive Plan.

Arrangements with Former Executive Officers

In connection with Mr. Lopez’s resignation from the Company, we entered into a separation agreement and general release with him dated October 5, 2007. Under the terms of the separation agreement, on October 9, 2007, we paid to Mr. Lopez a severance payment in the amount of $200,000, after confirmation of Mr. Lopez’s written communication to the Occupational Health and Safety Administration (OSHA) informing OSHA that all his disputes with the Company had been fairly resolved. In addition, pursuant to the separation agreement, the vesting terms relating to 60,000 shares of unvested restricted stock held by Mr. Lopez were amended such that 10,000 of the 60,000 shares were forfeited and the remaining 50,000 shares of restricted stock will vest on January 2, 2008. On October 26, 2007, OSHA notified the Company that it was closing its investigation of the OSHA complaint relating to Mr. Lopez.

In connection with Mr. Clayton’s termination effective July 25, 2007, no severance payments have been made or accrued pursuant to Mr. Clayton’s employment agreement or otherwise.

401(k) Plan

We maintain a retirement plan, the 401(k) Plan, which is intended to be a tax-qualified retirement plan. The 401(k) Plan covers substantially all of our employees. Participants may elect to defer a percentage of their eligible pretax earnings each year up to the maximum contribution permitted by the Code. Each participant’s interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan permits us to make matching contributions if we choose and we have historically provided matching contributions of up to three percent, based on 50% of the employees’ contributions of up to 6% of defined compensation. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to participants until distributed from the 401(k) Plan, and all contributions are deductible by us when made.

Non-Employee Director Compensation

We operate under a non-employee director compensation policy amended and restated as of January 25, 2007. Under this policy, our non-employee directors receive cash compensation and equity awards, as described below. This policy may be changed by our board of directors from time to time.

Cash Compensation.  Each non-employee director is paid a quarterly retainer of $8,000, a fee of $1,000 for each Board meeting which the Board member attends in person and a fee of $750 for each Board meeting which the Board member attends telephonically. The non-executive Chairman of the Board also receives a supplemental quarterly retainer of $4,000. Directors who served on Board committees (other than the chairman of such committee) are paid $750 for each committee meeting the Board member attends in person and a fee of $500 for each committee meeting which the Board member attends telephonically. Committee chairpersons are paid $1,000 for each committee meeting the chairperson attends, whether in person or telephonically. On days on which there are more than one committee meeting that a board member attends, the Board member shall be paid for only one meeting. In addition, each non-employee director is entitled to receive reimbursement for reasonable travel expenses for each Board or Board committee meeting that such non-employee director attends in person if the director resides 25 miles or more from the site of the meeting.

Equity-Based Awards.  Our policy provides for equity awards to non-employee directors as follows:

•	Initial Grant of Restricted Stock. On the date of the initial appointment or election of each non-employee director to the Board, he or she receives 20,000 restricted shares of the Company’s restricted stock. Such shares vest in full on the first day of the month in which the one year anniversary of the date of issuance occurs, with any unvested shares being forfeited to the Company if the Board member’s service is terminated.

•	Annual Grant of Restricted Stock. In addition, on the date of each annual meeting of stockholders at which directors are elected, each non-employee director who is either re-elected as a non-employee director or who continues in office as an incumbent non-employee director, will be issued 20,000 shares of restricted stock. Such shares vest in full on January 1 of the next succeeding calendar year after the date of issuance, with any unvested shares being forfeited to the Company if the Board member’s service is terminated.

We currently anticipate making future awards to our non-employee directors under our 2006 Stock Incentive Plan. For a more detailed description of this plan, see “Employee Benefit Plans — 2006 Stock Incentive Plan.”

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the members of our board of directors (other than Mr. Boss who is a named executive officer) for the fiscal year ended July 31, 2007.

	Fees Earned
	or Paid	Stock	Option	All Other
Name	in Cash ($)	Awards ($)(1)	Awards ($)(2)	Compensation ($)	Total ($)

Charles E. Bayless	$61,528	$23,165	$12,070	$—	$96,763
Gary J. Hessenauer	$60,750	$23,165	$12,070	$—	$95,985
Mark S. Juergensen	$63,492	$23,165	$12,070	$—	$98,727
Dennis R. Leibel	$60,250	$23,165	$12,070	$—	$95,485
Robert C. Perkins	$84,000	$23,165	$12,070	$—	$119,235

(1)	The value reported above in the “Stock Awards” column is the amount we recognized for stock awards during fiscal 2007 for each director calculated in accordance with SFAS No. 123(R). See Note 12 to the Notes to Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our restricted stock awards.

(2)	The value reported above in the Option Award column is the amount we recognized for stock options during fiscal 2007 for each director calculated in accordance with SFAS No. 123(R). See Note 2 to the Notes to Consolidated Financial Statements for a discussion of assumptions made in determining the stock option expense.

Compensation Committee Interlocks and Insider Participation

In fiscal 2007, our compensation committee consisted of Gary J. Hessenauer, Mark S. Juergensen, Dennis R. Leibel and Robert C. Perkins. No member of our compensation committee is currently, or has been at any time, one of our officers or employees or an officer or employee of one of our subsidiaries, is or was a participant in a “related party” transaction in fiscal 2007, or has served as a member of the board of directors or compensation committee of any entity that has one or more officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report

The compensation committee, comprised of independent directors, reviewed and discussed the section of this annual report on Form 10-K under Item 11. Executive Compensation, entitled “Compensation Discussion and Analysis for Named Executive Officers” with the Company’s management. Based on this review and discussion, the compensation committee has recommended to the Board of Directors that the Compensation Discussion and Analysis as it appears on pages 50 to 74 herein be included in this annual report on Form 10-K and the proxy statement filed on Schedule 14A relating to the Annual Meeting of Stockholders relating to fiscal 2007.

Commerce Energy Group, Inc. Compensation
Committee

Dennis R. Leibel, Chairman
Gary J. Hessenauer
Mark S. Juergensen
Robert C. Perkins

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the SEC, or based upon our actual knowledge.

Beneficial Ownership Table

The following table sets forth certain information about the beneficial ownership of our common stock as of October 16, 2007 by:

•	each person known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our current directors;

•	our chief executive officer and the other named executive officers listed in the Summary Compensation Table in Part III, Item 11. Executive Compensation of this annual report on Form 10-K; and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based upon voting or investment power over the securities.

Shares and share percentages beneficially owned are based upon the number of shares of common stock outstanding on October 16, 2007, together with options, warrants or other convertible securities that are exercisable for such respective securities within 60 days of October 16, 2007 for each stockholder. Under the rules of the SEC, beneficial ownership includes shares over which the named stockholder exercises voting and/or investment power. Shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or will become exercisable within 60 days of October 16, 2007 are deemed outstanding for computing the respective percentage ownership of the person holding the option, warrant or other convertible security, but are not deemed outstanding for purposes of computing the respective percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares. The information with respect to each person is as supplied or confirmed by such person, based upon statements filed with the SEC or based upon the actual knowledge of the Company.

	Common Stock
	Amount and Nature of
	Beneficial Ownership
	Number of
	Shares		Right to	Percent of
Name	Owned		Acquire(1)	Class

Principal Stockholders:
Daniel Zeff(2)	3,195,916	(3)	—	10.5%
Ian B. Carter(4)	250,000		2,500,000	8.4%
Directors and Named Executive Officers:
Charles E. Bayless	132,000		120,000	*
Steven S. Boss	225,000		350,000	1.9%
Lawrence Clayton, Jr.(5)	63,709		—	*
Nick Cioll	15,000		85,000	*
Gary J. Hessenauer	30,000		70,000	*
J. Robert Hipps	—		—	*
Mark S. Juergensen	50,000		157,500	*
Dennis R. Leibel	30,000		20,000	*
Erik A. Lopez, Sr.	50,000		—	*
Robert C. Perkins	235,000		470,000	2.3%
Thomas L. Ulry	40,000		100,000	*
All Directors and Executive Officers as a group (10 persons)	870,709		1,372,500	6.7%

*	Indicates beneficial ownership of less than 1% of the issued and outstanding class of securities.

(1)	Represents shares of our common stock issuable upon exercise of stock options or upon conversion of other convertible securities held by such persons that are exercisable within 60 days of October 16, 2007.

(2)	Ownership of these shares was reported on a Form 4 filed on October 17, 2007 jointly by Mr. Zeff, Zeff Holding Company LLC (“Zeff Holding”), Zeff Capital Partners, I, LLP (“Zeff Capital”), and Spectrum Galaxy Fund, Ltd. (“Spectrum”). Spectrum has sole voting and investment power with respect to 1,379,684 shares, which powers are exercisable by Mr. Zeff as investment manager. Zeff Capital has sole voting and investment power with respect to 1,816,232 shares, which powers are exercisable by Mr. Zeff as the sole manager of Zeff Holding, which is the general partner of Zeff Capital. The mailing address of each Mr. Zeff, Zeff Holding, Zeff Capital and Spectrum is: 50 California St., Suite 1500, San Francisco, CA 94111.

(3)	Represents holdings as of August 10, 2007 as disclosed in a Schedule 13D/A filed with the SEC under the Exchange Act.

(4)	The mailing address of such stockholder is: P.O. Box 538, 1100 Irvine Blvd., Tustin, California 92780.

(5)	Does not include 30,000 shares of unvested restricted common stock that the Company has remitted to Mr. Clayton for repurchase. The closing of the repurchase transaction is pending the resolution of the current employment dispute between Mr. Clayton and the Company.

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

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2007.

	(a)		(b)	(c)
				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	4,382,874	(1)	$2.25	988,334	(2)
Equity compensation plans not approved by security holders	2,600,000	(3)	$2.45	—

Total	6,982,874		$2.33	988,334

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the Commonwealth 1999 Equity Incentive Plan and the Commerce Energy Group, Inc. 2006 Stock Incentive Plan.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the Commonwealth 1999 Equity Incentive Plan and the Commerce Energy Group, Inc. 2006 Stock Incentive Plan.

(3)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following individual plans: options to purchase 2,500,000 shares granted to Ian B. Carter, the Company’s former Chairman and Chief Executive Officer; options to purchase 100,000 shares granted to Robert C. Perkins, the Company’s Chairman. (See Note 14 Stock Options to the Notes to Consolidated Financial Statements).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

In October 2007, we entered into a separation agreement and general release with Erik A. Lopez, Sr., our former Senior Vice President and General Counsel and at the same time amended our employment agreement with

Mr. Lopez. Please see the discussion under Item 11. Executive Compensation under the caption “Separation Agreement with Mr. Lopez”; which is incorporated by reference into this section.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated certificate of incorporation and amended and restated bylaws. These indemnification agreements generally require us to indemnify each director and executive officer to the fullest extent authorized, permitted or required by the provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and the Delaware General Corporation Law, as the same may be amended from time to time; provided, however, that we generally do not have such indemnification obligations if the director or executive officer initiates a proceeding against us. In addition, we generally have agreed to indemnify our directors and executive officers against expenses, judgments and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed proceeding, subject to certain limitations.

Review, Approval or Ratification of Transactions with Related Persons.

As provided by our Audit Committee charter, our Audit Committee must review and approve in advance any related party transaction. In approving or rejecting a proposed related party transaction, our Audit Committee shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, if applicable, and the impact on a director’s independence. Our Audit Committee shall approve only those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion. All of our directors, officers and employees are required to report to our audit committee any such related party transaction for approval prior to its completion.

Director Independence.

The Board of Directors has affirmatively determined that the following five members of the Board of Directors are “independent” as that term is defined by the American Stock Exchange Company Guide: Charles E. Bayless, Gary J. Hessenauer, Mark S. Juergensen, Dennis R. Leibel and Robert C. Perkins. Mr. Steven S. Boss, our Chief Executive Officer, is our only non-independent director. The Board of Directors has established three standing committees, an Audit Committee, a Compensation Committee and a Nominations and Corporate Governance Committee. The Board also has formed a Strategic Opportunities Committee. All the members of each of the aforementioned committees are “independent” under applicable rules of the SEC and the American Stock Exchange Company Guide.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the fees billed to us by our independent registered public accounting firms for each of the last two fiscal years, respectively.

	Fiscal Year
	2007	2006

Audit Fees	$463,000	$454,000
Audit-Related Fees	8,000	—
Tax Fees	—	—
All Other Fees	—	—

	$471,000	$454,000

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

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the SEC on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

Exhibit	Description

4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the SEC on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the SEC on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the SEC on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation’s Registration Statement on Form S-8 and incorporated herein by reference.
10.2	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the SEC on November 15, 2004 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.3	Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on February 1, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.4	Form of a Stock Option Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.10 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.5	Form of a Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.11 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.6	Form of a Restricted Share Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.12 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.7	Form of a Restricted Share Unit Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.14 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.8	Form of a SAR Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.15 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.9	Form of Performance Unit and Performance Stock Award pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.16 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.10	Form of Deferral Election Agreement for Deferred Share Units to the Commerce Energy Group, Inc. pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.17 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.11	Amended and Restated Form of Non-Qualified Stock Option Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on May 18, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.12	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.13 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) filed with the SEC on April 20, 2006 and incorporated herein by reference.

Exhibit	Description

10.13	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, Initial Grant, previously filed with the SEC on May 18, 2006 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.14	Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on February 1, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.15	Form of Subscription Agreement for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.7 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.16	Form of Notice of Withdrawal for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.8 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.17	Commerce Energy Group, Inc. Bonus Program, effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.18	Commerce Energy Group, Inc. Bonus Program as amended by first amendment, effective March 27, 2007, previously filed with the SEC on June 14, 2007 as Exhibit 10.7 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.19	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 27, 2006, previously filed with the SEC on February 1, 2006 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.20	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective May 12, 2006, previously filed with the SEC on May 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.21	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.6 to Commerce Energy Group Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.22	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.13 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.23	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.14 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.24	Indemnification Agreement dated as of November 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the SEC on November 15, 2004 as Exhibit 10.16 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.25	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the SEC on November 15, 2004 as Exhibit 10.17 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.26	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the SEC on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.27	Stock Option Agreement dated April 29, 2005 by and between Ian B. Carter and Commerce Energy Group, Inc., previously filed with the SEC on October 31, 2005 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.28	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the SEC on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.29	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the SEC on November 23, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.30	Settlement Agreement and General Release dated November 17, 2005 by and among Peter Weigand, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the SEC on November 23, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.31	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the SEC on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.32	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the SEC on November 23, 2005 as Exhibit 99.11 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.33	Settlement Agreement and General Release dated November 17, 2005 by and among Richard L. Boughrum, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the SEC on November 23, 2005 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.34	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated May 31, 2005, previously filed with the SEC on October 31, 2005 as Exhibit 10.30 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference
10.35	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the May 31, 2005 Employment Offer Letter Agreement, previously filed with the SEC on October 31, 2005 as Exhibit 10.31 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.36	Settlement Agreement and General Release dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Eric Alam, previously filed with the SEC on November 23, 2005 as Exhibit 99.13 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.37	Agreement and Release dated November 17, 2005, by and among, Commerce Energy Group, Inc., Commerce Energy, Inc., Paul, Hastings, Janofsky & Walker LLP, Eric Alam, Bruno Kvetinskas, Greg Lander and Peter Weigand, previously filed with the SEC on November 23, 2005 as Exhibit 99.7 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.38	Executive Employment Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.39	Amendment No. 1 to Employment Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference
10.40	Stock Option Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description

10.41	Restricted Stock Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.42	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference
10.43	Indemnification Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.44	Employment Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.45	Amendment No. 1 to Employment Agreement dated November 30, 2006, by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on March 19, 2007 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.46	Amendment No. 2 to Employment Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 2007 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.47	Stock Option Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.48	Restricted Stock Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.49	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 2007 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.50	Indemnification Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.51	Settlement Agreement and General Release by and among Andrew V. Coppola, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the SEC on April 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.52	Employment Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.53	Amendment No. 1 to Employment Agreement dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.
10.54	Stock Option Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.5 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.55	Restricted Share Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.5 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.56	Indemnification Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.57	Separation Agreement and General Release dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.

Exhibit		Description

10.58		Interim Executive Services Agreement by and between Commerce Energy Group, Inc. and Tatum, LLC regarding J. Robert Hipps dated July 25, 2007, previously filed with the SEC on July 27, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference
10.59		Indemnification Agreement between Commerce Energy Group, Inc. and J. Robert Hipps dated July 25, 2007, previously filed with the SEC on July 27, 2007 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Other Material Contracts

10.60		Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone Inc. common stock dated March 29, 2004, previously filed with the SEC on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.61		Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.25 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10	.62†	Agreement To Provide QSE and Marketing Services dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co.
10	.63†	Security Agreement dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co.
10	.64†	Blocked Account Control Agreement (with Lockbox Services) dated August 2005 by and among Commerce Energy, Inc., Tenaska Power Services Co. and U.S. Bank National Association Depository Bank.
10	.65†	Master Power Purchase and Sale Agreement dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co.
10.66		Guaranty Agreement dated August 1, 2005 by Commerce Energy Group, Inc. in favor of Tenaska Power Services Co.
10.67		First Amendment to Security Agreement between Commerce Energy, Inc. and Tenaska Power Services Co., effective as of March 7, 2006.
10.68		Loan and Security Agreement by and among Commerce Energy, Inc., as Borrower, and Commerce Energy Group, Inc., as Guarantor, and Wachovia Capital Finance Corporation (Western), as Agent, and the Lenders From Time to Time Party Thereto, as Lenders, dated June 8, 2006, previously filed with the SEC on June 12, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.69		Guaranty dated June 8, 2006 by Commerce Energy Group, Inc., as Guarantor, to Wachovia Capital Finance Corporation (Western), as Agent, previously filed with the SEC on June 12, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.70		First Amendment to Loan and Security Agreement and Waiver dated September 20, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on September 26, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.71		Second Amendment to Loan and Security Agreement and Waiver dated October 26, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on October 30, 2006 as Exhibit 10.91 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.72		Third Amendment to Loan and Security Agreement and Waiver dated March 15, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on March 19, 2007 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2007

Exhibit		Description

10.73		Fourth Amendment to Loan and Security Agreement and Waiver dated June 26, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc.
10.74		Fifth Amendment to Loan and Security Agreement and Waiver dated August 1, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on August 2, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.75		Letter Agreement, dated September 20, 2007, by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender and The CIT Group/Business Credit, Inc., as Lender, previously filed with the SEC on September 25, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.76		Second Amendment to Security Agreement between Commerce Energy, Inc. and Tenaska Power Services Co., effective as of June 22, 2006.
10.77		Asset Purchase Agreement dated September 20, 2006 between Houston Energy Services Company, L.L.C. and Commerce Energy, Inc., previously filed with the SEC on September 26, 2006 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.78		Transition Services Agreement dated September 20, 2006 among Commerce Energy, Inc. and Houston Energy Services Company, L.L.C., previously filed with the SEC on September 26, 2006 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.79		Guaranty Agreement dated September 20, 2006 among Commerce Energy, Inc., Thomas L. Goudie, James Bujnoch, Jr., Gary Hollowell, Dustin Roach, Steve Loy and Arnold Perez, previously filed with the SEC on September 26, 2006 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.80		Gas Supply Agreement dated September 20, 2006 by and among Pacific Summit Energy LLC and Commerce Energy, Inc. and Houston Energy Services Company, LLC.
10.81		Operating Agreement dated September 20, 2006 between Pacific Summit Energy LLC and Commerce Energy, Inc.
10	.82†	Security Agreement dated September 20, 2006 between Pacific Summit Energy LLC and Commerce Energy, Inc.
10	.83†	Blocked Account Control Agreement (with Lockbox Services) dated September 20, 2006 by and among Commerce Energy, Inc., Pacific Summit Energy LLC and Wachovia Bank NA.
10.84		Base Contract for Sale and Purchase of Natural Gas dated September 20, 2006 between Commerce Energy, Inc. and Pacific Summit Energy LLC.
10.85		APX Settlement and Release of Claims Agreement dated as of January 5, 2007 by and among the Settling Parties, including Commonwealth Energy Corporation (n/k/a Commerce Energy, Inc.), previously filed with the SEC on March 19, 2007 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.86		First Amendment to Master Power Purchase and Sale Agreement between Commerce Energy, Inc. and Tenaska Power Services, Co. dated May 25, 2007.
10.87		Settlement Agreement and Mutual Release dated June 11, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Peter Weigand and American Communications Network, Inc., previously filed with the SEC on June 12, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
14.1		Commerce Energy Group, Inc. Code of Business Conduct and Ethics, previously filed with the SEC on November 15, 2004 as Exhibit 14.1 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Hein & Associates LLP, independent registered public accounting firm.
23.2		Consent of Ernst & Young, LLP, independent registered public accounting firm.

Exhibit	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

Date: October 29, 2007	By: /s/ STEVEN S. BOSS Steven S. Boss Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN S. BOSS Steven S. Boss	Chief Executive Officer and a Director (Principal Executive Officer)	October 29, 2007

/s/ J. ROBERT HIPPS J. Robert Hipps	Interim Chief Financial Officer (Principal Financial Officer)	October 29, 2007

/s/ KENNETH L. ROBINSON Kenneth L. Robinson	Corporate Controller (Principal Accounting Officer)	October 29, 2007

/s/ CHARLES E. BAYLESS Charles E. Bayless	Director	October 29, 2007

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Director	October 29, 2007

/s/ GARY J. HESSENAUER Gary J. Hessenauer	Director	October 29, 2007

/s/ MARK S. JUERGENSEN Mark S. Juergensen	Director	October 29, 2007

/s/ ROBERT C. PERKINS Robert C. Perkins	Chairman of the Board and a Director	October 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Commerce Energy Group, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Energy Group, Inc. as of July 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Energy Group, Inc. as of July 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Irvine, California
October 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Commerce Energy Group, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Commerce Energy Group, Inc. (formerly Commonwealth Energy Corporation) for the year ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements of Commerce Energy Group, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended July 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Orange County, California
October 25, 2005

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended July 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue	$365,089	$247,080	$253,853
APX settlement	6,525	—	—

Net revenue	371,614	247,080	253,853
Direct energy costs	314,371	218,289	225,671

Gross profit	57,243	28,791	28,182
Selling and marketing expenses	10,642	5,231	4,081
General and administrative expenses	37,291	26,939	31,504

Income (loss) from operations	9,310	(3,379)	(7,403)

Other income and expenses:
Initial formation litigation expenses	—	—	(1,601)
Recovery of (provision for) impairment on investments	—	—	2,000
ACN arbitration settlement	(3,900)	—	—
Interest income	1,296	1,140	890
Interest expense	(1,053)	—	—

Total other income and expenses	(3,657)	1,140	1,289

Income (loss) before provision for income taxes	5,653	(2,239)	(6,114)
Provision for income taxes	122	—	—

Net income (loss)	$5,531	$(2,239)	$(6,114)

Income (loss) per common share:
Basic and diluted	$0.18	$(0.07)	$(0.20)

Shares used in computing income (loss) per common share:
Basic	29,906	30,419	30,946

Diluted	30,044	30,419	30,946

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$6,559	$22,941
Accounts receivable, net	65,231	30,650
Inventory	5,905	4,578
Prepaid expenses and other current	7,224	6,827

Total current assets	84,919	64,996
Restricted cash	10,457	17,117
Deposits	1,906	2,506
Property and equipment, net	8,662	5,866
Goodwill	4,247	4,801
Other intangible assets	6,385	3,790

Total assets	$116,576	$99,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,926	$26,876
Accrued liabilities	8,130	5,867

Total current liabilities	46,056	32,743

Commitments and contingencies
Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value and 30,383 and 29,632 shares issued and outstanding in fiscal 2007 and 2006, respectively	60,599	58,849
Other comprehensive income (loss)	(823)	2,271
Retained earnings	10,744	5,213

Total stockholders’ equity	70,520	66,333

Total liabilities and stockholders’ equity	$116,576	$99,076

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Commerce Energy Group, Inc.
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
	(In thousands)

Balance at July 31, 2004	30,519	$60,540	$13,566	$—	$74,106
Exercise of stock options	102	54	—	—	54
Repurchase of common shares	(120)	(251)	—	—	(251)
Issuance of stock	5	10	—	—	10
Amortization of unearned restricted stock	—	256	—	—	256
Issuance of stock in connection with ACN acquisition	930	2,000	—	—	2,000
Net loss	—	—	(6,114)	—	(6,114)

Balance at July 31, 2005	31,436	62,609	7,452	—	70,061
Exercise of stock options	221	11	—	—	11
Repurchase of common shares	(1,469)	(2,204)	—	—	(2,204)
Issuance of stock	10	—	—	—	—
Repurchase of dissenter’s rights stock	(55)	(106)	—	—	(106)
Issuance of restricted stock	435	—	—	—	—
Cancellation of restricted stock	(16)	—	—	—	—
Amortization of unearned share based compensation	—	386	—	—	386
Amortization of unearned restricted stock	—	153	—	—	153
Cancellation of stock in connection with ACN acquisition	(930)	(2,000)	—	—	(2,000)
Comprehensive income	—	—	(2,239)	2,271	32

Balance at July 31, 2006	29,632	58,849	5,213	2,271	66,333
Exercise of stock options	535	1,196	—	—	1,196
Issuance of restricted stock	230	—	—	—	—
Cancellation of restricted stock	(14)	—	—	—	—
Amortization of unearned share based compensation	—	213	—	—	213
Amortization of unearned restricted stock	—	341	—	—	341
Comprehensive income	—	—	5,531	(3,094)	2,437

Balance at July 31, 2007	30,383	$60,599	$10,744	$(823)	$70,520

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended July 31,
	2007	2006	2005
		(In thousands)

Cash Flows From Operating Activities
Net income (loss)	$5,531	$(2,239)	$(6,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,736	856	1,216
Amortization	1,656	1,140	888
Amortization of deferred loan costs	162	—	—
Provision for doubtful accounts	4,169	2,813	2,305
Stock-based compensation charge	554	539	256
Deferred income tax provision	—	—	74
Impairment of Summit Energy investments	—	—	5
Loss on disposition of property and equipment	—	—	165
Changes in operating assets and liabilities:
Accounts receivable, net	(38,750)	(5,620)	1,096
Prepaid expenses and other assets	(3,144)	8,402	695
Accounts payable	11,051	1,251	(4,952)
Accrued liabilities and other	985	(1,079)	805

Net cash provided by (used in) operating activities	(16,050)	6,063	(3,561)
Cash Flows From Investing Activities
Purchase of property and equipment	(4,532)	(4,714)	(1,025)
Reimbursement from state on renewable energy asset	—	—	250
Purchase of intangible assets	(4,453)	(28)	—
Sale of intangibles — customer contracts sold	756	—	—
Business acquisition, net of cash required	—	—	(14,525)
Sale of short-term investments	—	—	43,312

Net cash provided by (used in) investing activities	(8,229)	(4,742)	28,012
Cash Flows From Financing Activities
Repurchase of common stock	—	(2,310)	(251)
Sale of common stock	—	—	10
Credit line commitment fee	41	(530)	—
Proceeds from exercises of stock options	1,196	11	54
Decrease (increase) in restricted cash	6,660	(8,895)	(1,673)

Net cash provided by (used in) financing activities	7,897	(11,724)	(1,860)

Increase (decrease) in cash and cash equivalents	(16,382)	(10,403)	22,591
Cash and cash equivalents at beginning of year	22,941	33,344	10,753

Cash and cash equivalents at end of year	$6,559	$22,941	$33,344

Cash paid for:
Interest	$891	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share and per kWh amounts)

1.	Nature of Business

Commerce Energy Group, Inc. or Commerce is a diversified independent energy marketer of electricity and natural gas. Commerce provides retail electricity and natural gas to its residential, commercial, industrial and institutional customers, and provides consulting and information services to energy-related organizations. Commerce is a holding company that operates through its wholly-owned operating subsidiaries: Commerce Energy Inc. or Commerce Energy, and Skipping Stone Inc. or Skipping Stone. As used in these consolidated financial statements, the term the “Company” refers to Commerce and its wholly-owned subsidiaries.

Commerce Energy provides electricity to its customers in the deregulated California, Pennsylvania, Michigan, New Jersey, Maryland and Texas electricity markets. Commerce Energy is licensed by the Federal Energy Regulatory Commission or FERC, as a power marketer. In addition to the states in which the Company currently operates, Commerce Energy is also licensed, certified, or otherwise qualified by applicable state agencies to supply retail electricity in Illinois, New York, Ohio and Virginia. Commerce Energy also provides natural gas to customers in California, Florida, Georgia, Maryland, Nevada, Ohio, and Pennsylvania. Skipping Stone provides energy-related consulting services and information to utilities, generators, pipelines, wholesale merchants and investment banks.

The Company’s common stock trades on the American Stock Exchange under the symbol EGR.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The Company’s consolidated financial statements include its two wholly-owned operating subsidiaries: Commerce Energy and Skipping Stone. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical experience as well as management’s future expectations. As a result, actual results could materially differ from management’s estimates and assumptions. The Company’s management believes that its most critical estimates herein relate to independent system operator costs, transportation and delivery costs, allowance for doubtful accounts, unbilled receivables, inventory valuation, customer acquisition costs, accounting for derivative instruments and hedging activities, and loss contingencies.

Reclassifications

The Company has reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements to be consistent with the current fiscal year presentation.

Non-cash items

In the fiscal year ended July 31, 2005 (“fiscal 2005”), the Company issued $2,000 of its common stock (930 shares) in connection with the acquisition of certain assets from ACN Utility Services, Inc. This stock transaction was reversed in the fiscal year ended July 31, 2006 (“fiscal 2006”) (see Note 3). Also in fiscal 2005, the Company retired $4,562 of property and equipment and the related $4,398 of accumulated depreciation with a net book value of $165.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and Cost Recognition

Energy sales are recognized as electricity and natural gas is delivered to the Company’s customers.

Direct energy costs, which are recognized concurrently with related energy sales, include the commodity cost of purchased electricity and natural gas, transportation and transmission costs associated with energy delivery, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Fees and charges from the Independent System Operators or ISOs, and the Local Distribution Companies or LDCs, are determined by the ISO or LDC based upon each day’s system-wide activities. The Company estimates and accrues for these fees based on activity levels, preliminary settlements and other available information. Final determination and settlement of these charges may take from one to three months and they are adjusted when they become available. The Company’s customers’ billings may also include charges for the transmission and distribution of the commodity for which the utility is ultimately responsible and separately itemized taxes for which the customer is responsible. These amounts are excluded from the Company’s net revenue. In Texas, the Company bills customers for transmission and distribution charges which Commerce is responsible for both collecting from the customers, and remitting to the utilities. As a result, these transmission and distribution charges are included in both revenue and direct energy costs.

The Company’s net revenue is comprised of the following:

	Fiscal Years Ended July 31,
	2007	2006	2005

Retail electricity sales	$237,526	$177,752	$188,316
Excess energy sales	1,535	7,627	40,061

Total electricity sales	239,061	185,379	228,377
Retail natural gas sales	126,028	61,701	25,476
APX settlement	6,525	—	—

Net revenue	$371,614	$247,080	$253,853

Skipping Stone revenues, after inter-company eliminations, for the fiscal years ended July 31, 2007, 2006 and 2005 were $899, $1,462 and $1,927, respectively, representing less than 1% of total net revenue for each fiscal period.

Sales commission expense payable based on customer billings is recognized in the same period as the related revenue. Commission expense is recorded in selling and marketing expenses.

Direct customer acquisition costs paid to third parties and directly related to specific new customers are deferred and amortized over the life of the initial customer contract, typically one year.

Major Customer and Suppliers

No individual customer accounted for ten percent or more of the Company’s consolidated net revenue in fiscal 2007, 2006 or 2005.

The Company utilizes a diversified selection of energy suppliers. In fiscal 2007, the Company had three significant suppliers, one of which accounted for 25%, and two suppliers for 10% each, of direct energy cost. The Company believes there are numerous other suppliers that could be substituted should these suppliers become unavailable or non-competitive.

Operating Expenses

Selling and marketing expenses consist principally of costs incurred for sales and marketing personnel, commissions and customer acquisition costs paid to third parties and promotional and advertising activities.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising costs are expensed as incurred and were $1,184, $479 and $26 for fiscal 2007, 2006 and 2005, respectively.

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

Earnings (Loss) Per Common Share

Income (loss) per common share — Basic has been computed by dividing net income (loss) available to common stockholders, after any preferred stock dividends, by the weighted average number of common shares outstanding during the fiscal year. Income (loss) per common share — Diluted has been computed by giving additional effect in the denominator to the dilution that would have occurred under the treasury stock and if-converted methods, as applicable, had outstanding stock options been exercised into additional common shares. For the fiscal years ended 2006 and 2005, assumed exercises or conversions have been excluded in computing the diluted loss per share since there were net losses for those fiscal years and their inclusion would have been anti-dilutive.

Stock-Based Compensation

Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, using the modified prospective application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company recognized a pre-tax (tax effect minimal) charge associated with the expensing of stock options vested for fiscal 2007 of $213, which is included in general and administrative expenses. As of July 31, 2007, there was $66 of total unrecognized compensation cost related to the non-vested outstanding stock options, which is expected to be recognized over the period August 2007 through March 2010.

Pro forma information regarding earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 for fiscal year 2005.

Stock-based awards have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS No. 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted under the minimum value method.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted is estimated on the date of grant based on the weighted-average assumptions in the table below. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of the grant with maturity dates approximately equal to the expected life at the grant date. The historical stock volatility of the Company’s common stock is used as the basis for the volatility assumption.

	Fiscal Years Ended July 31,
	2007	2006	2005

Weighted-average risk-free interest rate	4.8%	4.9%	5.0%
Average expected life in years	3.8	4.9	6.0
Expected dividends	None	None	None
Volatility	72.0%	77.2%	82.5%

If the fair values of the options granted during fiscal 2005 had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our net loss and loss per common share as follows:

Fiscal Year
Ended July 31,
2005

Net loss as reported	$(6,114)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	256
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,977)

Pro forma net loss	$(8,835)

Loss per share:
Basic and diluted — as reported	$(0.20)

Basic and diluted — pro forma	$(0.29)

Restricted Stock

In fiscal 2007, the company granted 230 shares of restricted stock to its employees and directors. These restricted shares vest in accordance with the terms of various written agreements from September 25, 2007 to March 26, 2010. The total compensation cost recognized in fiscal year 2007 for the stock-based compensation awards was $341. As of July 31, 2007, the total unrecognized compensation cost relating to non-vested restricted stock was $471 and will be recognized over the period of August 1, 2007 through March 26, 2010.

In fiscal 2004, pursuant to the terms of an employment agreement, the Company granted 150 shares of restricted common stock to its then Chief Financial Officer, which were to vest equally over the first three anniversary dates of employment, beginning April 1, 2005. The Company recorded $288 of deferred stock-based compensation as a result of the restricted stock grant. Total compensation cost recognized in the fiscal year 2005 for this stock-based employee compensation award was $256. The fiscal 2005 expense reflects the acceleration of vesting under the terms of his contract

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in highly rated liquid instruments (typically large money market mutual funds). The Company maintains its cash and cash equivalents with highly rated financial institutions, thereby minimizing any associated credit risks.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity

The Company’s principal sources of liquidity to fund ongoing operations have been existing cash and cash equivalents on hand, cash generated from operations and our credit facility which increases our borrowing capacity. Based upon our level of operations and business conditions at July 31, 2007, management forecasts that these sources will be sufficient to fund our expected capital expenditures and to meet our working capital requirements along with other cash needs through fiscal 2008. However, the Company would need to add to its capital resources in fiscal 2008 if we expand our business, either from internal growth or acquisitions, if energy prices increase materially, or if energy industry volatility and/or uncertainty creates additional credit requirements.

Accounts Receivable

The Company’s accounts receivable consist of billed and unbilled receivables from customers. The Company’s customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electricity and natural gas delivered to customers as of the end of the period but not yet billed. Unbilled receivables are estimated by the Company based on the number of units of electricity and natural gas delivered but not yet billed, multiplied by the current customer average sales price per unit.

Credit Risk and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which represents management’s estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts, historical experience, account aging and other currently available information (see Note 9).

The Company’s exposure to credit risk concentration is limited primarily to those local utilities that collect and remit receivables on a daily basis, from the Company’s individually insignificant and geographically dispersed customers. The Company regularly monitors the financial condition of each such local utility and currently believes that its susceptibility to any individually significant write-offs as a result of concentrations of customer accounts receivable with those local utilities is remote.

Inventory

Inventory represents natural gas in storage and is stated at the lower of weighted average cost or market.

Deferred Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary timing differences between tax and financial statement reporting. During fiscal 2007, 2006 and 2005, the Company established valuation allowances to reserve its net deferred tax assets, as management believes it is not certain that the Company will realize the tax benefits in the foreseeable future. The provision for taxes in fiscal 2007 is based on the Alternative Minimum Tax on tax-based income that statutorily cannot be offset by the Company’s tax carryforwards.

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive income (loss) are as follows:

	Fiscal Years Ended
	2007	2006	2005

Net income (loss)	$5,531	$(2,239)	$(6,114)
Changes in fair value of cash flow hedges	(3,094)	2,271	0

Comprehensive income	$2,437	$32	$(6,114)

Accumulated other comprehensive income (loss) included in stockholders’ equity totaled $(823), $2,271 and $0 at July 31, 2007, July 31, 2006 and July 31, 2005, respectively.

Restricted Cash and Energy Deposits

Cash and cash equivalents, which the Company currently cannot access, are pledged as collateral for energy purchase obligations or as required under the Company’s credit facility (see Note 4). The Company also has energy deposits pledged as collateral with suppliers for certain purchase obligations. They are classified as current or long-term depending on the duration and nature of the deposit requirement.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. Depreciation of property and equipment has been computed using the straight-line method over estimated economic useful lives of three to five years.

Certain software development and implementation costs to install third party software on significant projects for internal use, consisting of direct internal labor costs and third-party system application development costs, are capitalized. Once the application is placed in service these capitalized costs are amortized using the straight-line method over estimated economic lives of five years.

Goodwill

Goodwill represents the excess of the acquisition cost over the net assets acquired. Skipping Stone was acquired in fiscal 2004 and resulted in $587 of goodwill. The acquisition, in fiscal 2005, of certain assets of ACN Utilities, Inc. or ACN, (see Note 3) resulted in the recording of $4,214 in goodwill, net of $2,000 in Commerce stock that was not earned.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized but is subject to periodic impairment testing. For the goodwill related to the Skipping Stone and ACN acquisitions, the Company initially retained independent outside valuation specialists to value the initial intangible assets associated with the acquisitions. The resulting goodwill was reevaluated each year at the acquisition’s anniversary and it was determined that no impairments have occurred.

In January 2007, the Company divested approximately 7,000 of its natural gas customers in Georgia and New York markets resulting in reductions in goodwill of $554, and other intangibles of $201.

Goodwill activity is set forth below:

Goodwill

Balance at July 31, 2005	$6,801
Return of ACN shares held in escrow	(2,000)

Balance at July 31, 2006	4,801
Sale of natural gas customers	(554)

Balance at July 31, 2007	$4,247

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

Direct costs incurred in acquiring intangible assets have been capitalized. Intangible assets represent the Company’s 1-800-Electric telephone number, rights to internet domain names, and certain assets acquired as part of the Skipping Stone, ACN and HESCO acquisitions, including customer lists, software and other intangibles. Each intangible asset is being or has been amortized over the shorter of its contractual or estimated economic useful life, which collectively range from two years to indefinite lives in the case of operating licenses.

Due to the divesture of natural gas customers as noted above in Goodwill, other intangibles were reduced by $201.

Aggregate amortization expense for these intangible assets was $1,656, $1,112 and $888 for fiscal 2007, 2006 and 2005, respectively. Other intangible assets are as follows:

		Fiscal Year Ended July 31, 2007
	Useful Life	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net

Customer lists	3-15	$6,340	$1,800	$4,540
Software	2-5	1,810	1,435	375
Licenses	Indefinite	759	—	759
Other intangibles	1-20	1,828	1,117	711

		$10,737	$4,352	$6,385

		Fiscal Year Ended July 31, 2006
	Useful Life	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net

Customer lists	3-15	$2,000	$607	$1,393
Software	2-5	1,810	1,214	596
Licenses	Indefinite	923	—	923
Other intangibles	1-20	1,828	950	878

		$6,561	$2,771	$3,790

The future aggregate amortization expense for intangibles is as follows:

Fiscal Year Ending July 31,

2008	$1,599
2009	1,393
2010	1,317
2011	314
2012 and beyond	1,003

$5,626

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial instruments are reflected in the accompanying consolidated balance sheets at cost, which is considered by management to approximate their fair values due to their very short-term nature.

Segment Reporting

The Company’s chief operating decision-makers work together to allocate resources and assess the performance of the Company’s business. These members of senior management currently manage the Company’s business, assess its performance, and allocate its resources as the single operating segment of energy retailing. Skipping Stone’s revenue, net of inter-company eliminations, accounted for less than 1% of total net revenue during fiscal 2007 and 2006, and geographic information is not material.

Accounting for Derivatives Instruments and Hedging Activities

The Company’s activities expose it to a variety of market risks, principally from fluctuating commodity prices. Management has established risk management policies and procedures designed to reduce the potentially adverse effects that the price volatility of these markets may have on its operating results. The Company’s risk management activities, including the use of derivative instruments such as forward physical delivery contracts and financial swaps, options and futures contracts, are subject to the management, direction and control of an internal risk oversight committee. The Company maintains commodity price risk management strategies that use these derivative instruments, within approved risk tolerances, to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility.

Supplying electricity and natural gas to retail customers requires the Company to match customers’ projected demand with long-term and short-term commodity purchases. The Company purchases substantially all of its power and natural gas utilizing forward physical delivery contracts. These physical delivery contracts are defined as commodity derivative contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Using the exemption available for qualifying contracts under SFAS No. 133, the Company applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, the Company records revenue generated from customer sales as energy is delivered to retail customers and the related energy under the forward physical delivery contracts is recorded as direct energy costs as received from suppliers.

In January 2005, the Company sold two significant electricity forward physical delivery contracts (on a net cash settlement basis) back to the original supplier in connection with a strategic realignment of its customer portfolio in the Pennsylvania electricity market or PJM-ISO, which resulted in a gain of $7,200 in the second quarter of fiscal 2005. As a result of that sale, the normal purchase and normal sale exemption was not utilized for PJM-ISO for the period of January 2005 through August 2006.

For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, the Company elects cash flow hedge accounting, where appropriate. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in Accumulated other comprehensive income or OCI, and reflected as direct energy cost in the statement of operations as the related energy is delivered.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts recorded in Accumulated OCI at July 31, 2007 and July 31, 2006 related to cash flow hedges are summarized in the following table:

	July 31,	July 31,
	2007	2006

Current assets	$—	$1,817
Current liabilities	(671)	(362)
Deferred gains/(losses)	(152)	816
Hedge ineffectiveness	—	—

Accumulated other comprehensive income/(loss)	$(823)	$2,271

Certain financial derivative instruments (such as swaps, options and futures), designated as fair-value hedges, economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded currently in operating income or loss and as a current or long-term derivative asset or liability depending on their term. The subsequent changes in the fair value of these contracts may result in operating income or loss volatility as the fair value of the changes are recorded on a net basis in direct energy cost in the consolidated statements of operations for each fiscal period. At July 31, 2007 and 2006, the impact of financial derivatives accounted for as mark-to-market resulted in expense of $260 and $1,700, respectively, and resulted primarily from economic hedging related to the Company’s natural gas portfolio. The notional value of all derivatives accounted for as mark-to-market that was outstanding at July 31, 2007 was $2,218.

As of July 31, 2007, the Company had no derivative assets included in Prepaid expenses and other, and $671 of total derivative liabilities included in Accrued liabilities.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement may have on its financial statements.

In September 2006, the SEC staff published SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses quantifying the financial statement effect of misstatements and considering the effects of prior year uncorrected errors on the statements of operations as well as the balance sheets. SAB No. 108 does not change the requirements under SAB No. 99 regarding qualitative considerations in assessing the materiality of misstatements. The Company adopted SAB No. 108 during the fourth quarter of fiscal year 2007, and the adoption had no impact on its results of operations or financial condition as of and for the fiscal year ended July 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes”. The interpretation contains a two-step approach to recognizing and

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the Company as of August 1, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.

3.	Acquisitions

ACN Utility Services, Inc.

On February 9, 2005, the Company acquired certain assets of ACN Utility Services, Inc. or ACN, a subsidiary of American Communications Network, Inc. (the “Parent”), and its retail electricity and natural gas sales business. ACN sold retail electricity in Texas and Pennsylvania and sold retail natural gas in California, Georgia, Maryland, New York, Ohio and Pennsylvania. The aggregate purchase price was $14,500 in cash and 930 shares of the Company’s common stock, valued at $2,000. In addition, as part of the initial purchase price, the Company was required to fund $2,542 of collateralized letters of credit on the closing date to guarantee our performance to various third parties. The common stock payment was contingent upon meeting certain sales requirements during the year following the acquisition date. These sales requirements were not met and the shares were cancelled in April 2006. As a result, both goodwill and common stock were reduced by $2,000.

The assets acquired included approximately 80 natural gas-and-electricity residential and small commercial customers, natural gas inventory associated with utility and pipeline storage and transportation agreements and natural gas and electricity supply, scheduling and capacity contracts, software and other infrastructure. No cash or accounts receivables were acquired in the transaction, and none of ACN’s liabilities were assumed. The assets purchased and the operating results generated from the acquisition have been included in the Company’s operations as of February 1, 2005, the effective date of the acquisition.

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

Goodwill was reduced by $2,000 subsequent to the acquisition as discussed above (see Note 15).

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Houston Energy Services Company, LLC

On September 20, 2006, the Company entered into an Asset Purchase Agreement with HESCO, a Texas limited liability company, to acquire certain assets of HESCO, consisting of contracts with end-users of natural gas in California, Florida, Nevada, Kentucky and Texas. The Company acquired the HESCO Assets for $4,300, of which $4,100 was cash and $200 was the assumption of liabilities.

4.	Credit Facility and Supply Agreements

Wachovia Capital Finance Corporation (Western)

In June 2006, Commerce and Commerce Energy entered into a Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance Corporation (Western), or the Agent, for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is limited by a calculated borrowing base consisting of the majority of the Company’s cash on deposit with the Agent and the Company’s receivables and natural gas inventories. As of July 31, 2007, letters of credit issued under the facility totaled $18.9 million, and there were no outstanding borrowings. Fees for letters of credit issued range from 1.50 to 1.75 percent per annum, depending on the level of Excess Availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.

The Credit Facility contains covenants, subject to specific exceptions, restricting Commerce, the Company and its subsidiaries from: (i) incurring additional indebtedness; (ii) granting certain liens; (iii) disposing of certain assets; (iv) making certain restricted payments; (v) entering into certain other agreements; and (vi) making certain investments. The Credit Facility also restricts our ability to pay cash dividends on our common stock; restricts Commerce Energy from making cash dividends to the Company without the consent of the Agent and The CIT Group/Business Credit, Inc., or, collectively, the Lenders; and limits the amount of our annual capital expenditures to $3.5 million without the consent of the Lenders. We must also maintain a minimum of $10 million of Eligible Cash Collateral, as defined in the Credit Facility, at all times.

From September 2006 through September 2007, the Company and Commerce Energy have entered into five amendments and a modification to the Loan and Security Agreement with the Agent and Lenders, several of which involved waivers of prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, capital expenditures and notification requirements (First Amendment), maintenance and deferral of prospective compliance, of minimum Fixed Charge Coverage Rates and maintenance of the minimum Excess Availability Ratio (Second and Third Amendments). In addition, pursuant to the First Amendment, the Agent and Lender agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce Energy to consummate the HESCO acquisition of customers. In the Fourth Amendment, the amount allowable under the Credit Facility’s capital expenditures covenant was increased to $6.0 million. In the Second, Third and Fifth Amendment and in the Modification Agreement, each addressed reducing and/or restructuring the Excess Availability covenant in the Credit Facility to accommodate Commerce Energy’s business. In the Modification Agreement, the Agent and the Lenders also permitted Commerce Energy for a period from September 20, 2007 to October 5, 2007 to exceed its Gross Borrowing Base, as defined in such Agreement.

Tenaska Power Services Co.

In August 2005, the Company entered into a Security Agreement (with subsequent minor amendments), a Blocked Account Control Agreement, An Agreement to Provide QSE and Marketing Services, and a Guaranty Agreement with Tenaska Power Services Co. or Tenaska, whereby Tenaska and the Company entered into a commercially standard lockbox agreement for Tenaska to supply the Company with the majority of its wholesale electricity supply needs in Texas. Under the agreement, the Company’s Texas customers pay into the lockbox that is used to pay Tenaska for the

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

electricity supplies. Tenaska also extends credit to the Company to buy electricity supplies and the Company in turn pledges funds in the lockbox, its related accounts receivables and customers contracts as security. Tenaska also serves as the Company’s QSE, or Qualified Scheduling Agent, in Texas under a related agreement. At July 31, 2007, Tenaska had extended approximately $22.0 million of credit to the Company under this arrangement.

Pacific Summit Energy LLC.

In September 2006, the Company entered into Security Blocked Account Control, Gas Supply, and Operating Agreements with Pacific Summit Energy LLC or Pacific Summit, whereby Pacific Summit and the Company entered into a commercially standard lockbox agreement for Pacific Summit to supply the Company with all of its natural gas for customers that the Company acquired with the HESCO acquisition. Under the agreement, these customers remit into the lockbox used to pay Pacific Summit for natural gas supplies. Pacific Summit also extends credit to the Company to buy natural gas supplies secured by funds in the lockbox, related accounts receivable and a $3.5 million letter of credit. At July 31, 2007, Pacific Summit had extended approximately $12.0 million of credit to the Company under this arrangement.

5.	Market and Regulatory

The Company currently serves electricity and natural gas customers in 10 states, operating within the jurisdictional territory of 22 different local utilities. Although regulatory requirements are determined at the individual state, and administered and monitored by the Public Utility Commission, or PUC, of each state, operating rules and rate filings for each utility are unique. Accordingly, the Company generally treats each utility distribution territory as a distinct market. Among other things, tariff filings by local distribution companies, or LDCs, for changes in their allowed billing rate to customers in the markets in which the Company operates, significantly impact the viability of the Company’s sales and marketing plans, and its overall operating and financial results.

Electricity

Currently, the Company sells electricity in 12 LDC markets within the 6 states of California, Pennsylvania, Michigan, Maryland, New Jersey and Texas.

On April 1, 1998, the Company began supplying customers in California with electricity as an Electric Service Provider, or ESP, under Direct Access rules. On September 20, 2001, the California Public Utility Commission, or CPUC, issued a ruling suspending the right of Direct Access. This suspension, although permitting the Company to keep current direct access customers and to solicit direct access customers served by other ESPs, prohibits the Company from soliciting new non-DA customers indefinitely.

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

Proposition 80, an initiative on the November 8, 2005 California special election ballot, would have banned electricity customers from buying their power from a supplier other than the LDC, except for those already doing so. This initiative was defeated by the state electorate.

The current rate cap in Michigan on residential customers will be lifted as of January 1, 2006. A primary component of the rate increase is a shifting of rate responsibility away from commercial customers, whose rates are likely to decrease in January in spite of much higher wholesale energy costs. This may have a negative impact on the Company’s ability to retain or acquire new commercial customers in the state.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In California, the FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California Energy Crisis of 2000 and 2001 and to recalculate what market clearing prices should have or might have been under alternative scenarios of behavior by market participants (see Note 15).

There are no current rate cases or filings in the other states that are anticipated to impact the Company’s financial results.

Natural Gas

Currently, the Company actively markets natural gas in 13 LDC markets within the 7 states of California, Georgia, Maryland, Florida, Nevada, Ohio and Pennsylvania. Due to recent and significant increases in the price of natural gas, a number of LDCs have filed or communicated expectations of filing for approval of rate increases to their customers. These filings are not anticipated to adversely impact the Company’s financial results.

6.	Interest Income and Expense

Interest income, net of interest expense, was $243, $1,140 and $890 in fiscal 2007, 2006 and 2005, respectively. Interest expense was $1,053 in fiscal 2007, due primarily to the classification of a variety of fees, including letter of credit costs as interest expense related to the Company’s new credit facility.

7.	Income Taxes

The provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2007	2006	2005

Current income taxes:
Federal	$101	$—	$74
State	21	—	—

Total	122	—	74

Deferred income taxes:
Federal	—	—	(74)
State	—	—	—

Total	—	—	(74)

Provision for income taxes	$122	$—	$—

The current provision is a result of the application of Alternative Minimum Tax on that portion of our tax basis income that statutorily cannot be offset by tax loss carryforwards.

A reconciliation of the federal statutory income tax rates to the Company’s effective income tax rates follows:

	Fiscal Years Ended July 31,
	2007	2006	2005

Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	2.9	—	—
Increase (decrease) in valuation allowance	(37.0)	30.6	38.3
Permanent item	(.9)	—	—
Tax-exempt interest	—	6.2	(3.6)
Other	2.2	(1.8)	0.3

Effective income tax rate	2.2%	—%	—%

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes were as follows:

	July 31,
	2007	2006

Deferred income tax assets:
Stock options	$760	$586
Reserves and accruals	1,031	598
Net operating loss carryforwards	5,293	7,901
Allowance for doubtful accounts	1,991	2,025
Capital losses	730	730
Unrealized losses	2,529	1,056
AMT tax credit	348	226

Total deferred income tax assets	12,682	13,122
Valuation allowance	(8,647)	(9,578)

Total deferred income tax assets, net	4,035	3,544

Deferred tax liabilities:
Depreciation and amortization	(2,832)	(2,017)
State income taxes	(738)	(946)
Acquired intangibles	(465)	(581)

Total deferred income tax liabilities	(4,035)	(3,544)

Net deferred income tax asset	$—	$—

A valuation allowance decrease equal to the net deferred tax asset, has been provided as management believes it is more likely than not that the Company will not realize the benefits of the remaining net deferred tax asset at July 31, 2007. The effective decrease in the valuation allowance for the fiscal year 2007 was $931.

At July 31, 2007 the Company had net operating loss carryforwards of approximately $9,660 and $12,762 for federal and state income tax purposes, respectively, that begin to expire in years 2018 and 2008, respectively. Of these losses, $794 of the federal net operating loss carryforwards are subject to an annual limitation due to the “change of ownership” provision of the Tax Reform Act of 1986. As a result of this annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The Company has also incurred capital losses of $1,632 which are available to offset capital gains generated by the Company. These losses begin to expire in 2009.

8.	Income (Loss) Per Common Share

Income (loss) per common share has been computed as follows:

	Fiscal Years Ended July 31,
	2007	2006	2005

Numerator:
Net income (loss)	$5,531	$(2,239)	$(6,114)

Net income (loss) — Basic and Diluted	$5,531	$(2,239)	$(6,114)

Denominator:
Weighted-average outstanding common shares — Basic	29,906	30,419	30,946
Weighted-average of all diluted stock options after repurchase	138	—	—

Weighted-average outstanding common shares — Diluted	30,044	30,419	30,946

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal 2007, 2006 and 2005, there were 6,983, 7,744 and 8,872, respectively, of common shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. For fiscal 2006 and 2005, assumed in-the-money stock option exercises have been excluded in computing the diluted loss per share as there was a net loss. Their inclusion would reduce the loss per share and be anti-dilutive. If the assumed exercises had been used, fully diluted shares outstanding for fiscal 2006 and 2005 would have been 30,594 and 31,299, respectively.

9.  Accounts Receivable, Net

Accounts receivable, net, is comprised of the following:

	July 31,
	2007	2006

Billed	$44,693	$21,768
Unbilled	24,963	13,382

	69,656	35,150
Less allowance for doubtful accounts	(4,425)	(4,500)

Accounts receivable, net	$65,231	$30,650

The following schedules set forth the activity in the Company’s allowance for doubtful accounts for the reported periods:

	Fiscal Years Ended July 31,
	2007	2006	2005

Balance, beginning of year	$4,500	$5,498	$3,193
Provisions charged to operations	4,169	2,813	3,092
Write-offs	(4,244)	(3,811)	(787)

Balance, end of year	$4,425	$4,500	$5,498

The Company has granted security interests in its Michigan, Texas and certain commercial and industrial (primarily in Florida and California) accounts receivable as security for payment of energy purchases. All the remaining accounts receivable are pledged under the Company’s $50 million credit facility (see Note 4).

10.	Restricted Cash and Energy Deposits

The Company has cash and energy deposits related to outstanding letters of credit or cash deposited as collateral to secure performance under energy purchase contracts as follows:

	July 31,
	2007	2006

Restricted cash investments pledged as collateral for letters of credit to secure the purchase of energy and operating performance	$10,457	$17,117
Energy deposits pledged as collateral to secure the purchase of energy	3,472	3,852

Total restricted cash, cash equivalents and energy deposits	$13,929	$20,969

The Company had $19,334 and $24,053 in outstanding letters of credit at July 31, 2007 and 2006, respectively, (Note 4).

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Investments

During fiscal 2005 the Company had three investments in early-stage, energy related entities incurring operating losses, which are expected to continue, at least in the near term: Encorp, Inc. or Encorp, Turbocor B.V. or Turbocor and Power Efficiency Corporation or PEC. At July 31, 2005, the Company sold its interest in Turbocor for $2,000 resulting in a gain of an equal amount. Each remaining company has limited working capital and as a result, continuing operations will be dependent upon their securing additional financing to meet their respective capital needs until positive cash flow is achieved. The Company has no obligation and currently no intention to invest additional funds into these companies. The investments in these companies have been reduced to nominal amounts.

12.	Property and Equipment, Net

Property and equipment, net, is comprised of the following:

	July 31,
	2007	2006

Information technology equipment, systems and software	$11,662	$4,965
Office furniture and equipment	1,342	1,056
Renewable energy assets	249	249
Leasehold improvements	317	141

	13,570	6,411
Less: accumulated depreciation	(6,145)	(4,417)

Property and equipment, net	7,425	1,994
Projects in progress (primarily technology systems and software)	1,237	3,872

Total fixed assets	$8,662	$5,866

The Company’s retirement of the property and equipment was insignificant for fiscal 2007.

13.	Accrued Liabilities

Current accrued liabilities are comprised of the following:

	July 31,
	2007	2006

Accrued legal expense	$677	$1,035
Energy taxes payable	1,319	688
Accrued energy related fees	843	1,759
Accrued compensation related expenses	2,455	665
Accrued audit fees	405	543
Other	2,431	1,177

Total accrued liabilities	$8,130	$5,867

14.	Stock Options

Stock options granted after December 1999 will expire in October 2007 through March 2017.

The Company’s 1999 Equity Incentive Plan or 1999 Plan, which was approved by the Company’s stockholders, initially provided for the granting of up to 7,000 shares of Common Stock. In addition, the Company’s Board of Directors has from time to time made individual grants of warrants or options outside the 1999 Plan. In

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan or SIP, which provides for the issuance of no more than 1,453 shares of Common Stock. In connection with the adoption of the SIP, the Company has determined not to make any additional awards under the 1999 Plan. At July 31, 2007, the Company had stock options, unexercised and outstanding, that were granted under the 1999 Plan of 4,238 shares, SIP of 145 shares and 2,600 shares outside the plan, respectively.

Stock option activity is set forth below:

	Options Outstanding
				Weighted-
				Average
			Weighted-	Fair Value of
	Number of	Exercise Price	Average	Common
	Shares	per Share	Exercise Price	Stock

Balance at July 31, 2004	10,307	$0.05 - $3.75	$2.26
Options granted(1)	850	1.92 - 3.50	2.43	$2.43
Options exercised	(102)	0.50 - 1.92	1.92
Options cancelled	(1,881)	1.92 - 2.50	2.18
Options expired	(302)	1.86 - 2.75	2.18

Balance at July 31, 2005	8,872	$0.05 - $3.75	$2.24
Options granted(2)	570	1.17 - 1.80	1.65	$1.65
Options exercised	(221)	0.05	0.05
Options forfeited	(50)	3.50	3.50
Options expired	(1,427)	1.00 - 2.08	1.91

Balance at July 31, 2006	7,744	$1.00 - $3.75	$2.32
Options granted(3)	45	2.56	2.56	$2.56
Options exercised	(535)	1.86 - 2.75	2.24
Options cancelled	(171)	1.68 - 3.75	2.59
Options expired	(100)	2.50	2.50

Balance at July 31, 2007	6,983	$1.00 - $3.75	$2.33

(1)	Options were granted with exercise prices greater than the fair value of the Common Stock at respective dates of grant.

(2)	150 options were granted with exercise prices equal to, and 420 options were granted with exercise prices greater than, the fair value of the Common Stock at respective dates of grant.

(3)	Options were granted with exercise price equal to the fair value of the Common Stock at the date of grant.

The weighted average characteristics of stock options outstanding as of July 31, 2007 were as follows:

		Average
	Number of	Remaining		Weighted
	Shares	Contractual	Shares	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercisable	Exercise Price

$1.00 - $2.08	2,635	6.2	2,535	$1.85
$2.50 - $2.50	2,700	2.4	2,700	2.50
$2.56 - $3.75	1,648	2.2	1,603	2.81

Total	6,983	3.8	6,838	$2.33

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During July 2005, the Company accelerated the vesting of 1,300 out-of-the-money options to reduce expected future reported expense under FASB Statement No. 123R “Share-Based Payments”.

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

15.	Commitments and Contingencies

Commitments

Employment Contract Commitments

In August 2005, the Company entered into an employment agreement with its Chief Executive Officer, Steven S. Boss, which was amended in January 2007. Mr. Boss will receive an annualized base salary of $412, with an incentive bonus between 50% and 150% of base salary. Mr. Boss was granted an option to purchase 300 shares of the Company’s common stock at an exercise price equal to $1.80 per share, with vesting as to 100 shares upon hire and as to 100 shares on each of the first two anniversaries thereafter. Mr. Boss was also granted 200 shares of restricted stock, which vest as to 50 shares on the first anniversary of hire and, as amended, as to 75 shares upon the achievement of performance targets and upon the date of filing the Company’s annual report on Form 10-K for fiscal years 2007 and 2008, respectively. The agreement provides that if Mr. Boss is terminated without cause or if he resigns for good reason, Mr. Boss will be entitled to severance equal to 12 months of his then current base salary payable over a 12-month period, plus 12 months accelerated vesting of outstanding unvested stock options and restricted stock. In the event of a change of control of the Company, Mr. Boss may resign for good reason, as defined under the agreement, within 180 days after the change of control.

In December 2005, the Company entered into an employment agreement with its former Chief Financial Officer, Lawrence Clayton, Jr., which was amended in January 2007, Mr. Clayton was to receive an annualized base salary of $275, and be eligible to receive an incentive bonus if the Company reaches certain financial objectives. Mr. Clayton was granted an option to purchase 120 shares of Common Stock at an exercise price equal to $1.80 per share, with vesting as to 40 shares on each of the first three anniversaries after the date of grant. Mr. Clayton was also granted 45 shares of restricted stock, which vest as to 15 shares on first anniversary after the date of hire, and, as amended, as to 15 shares upon achievement of performance targets and upon the date of filing the Company’s annual report on Form 10-K for fiscal 2007 and 2008, respectively. The agreement provides that, if Mr. Clayton is terminated without cause or if he resigns for good reason, Mr. Clayton will be entitled to severance equal to 12 months of his then current base salary payable over a 6-month period beginning on the six-month anniversary of the termination date, plus 12 months accelerated vesting of outstanding unvested stock options and restricted stock. In the event of a change of control of the Company, Mr. Clayton may resign for good reason, as defined under the agreement, within 180 days after the change of control. Mr. Clayton was terminated in July 2007, and as a result his unvested stock options were cancelled and we have remitted payment for the repurchase of 30,000 shares of unvested restricted stock. The closing of the repurchase transaction is pending the resolution of the current employment dispute between Mr. Clayton and the Company. The Company does not believe it has any further financial obligations to Mr. Clayton.

In May 2005, the Company entered into an employment letter agreement with Thomas L. Ulry, our Senior Vice President of Sales and Marketing. The agreement provided for an annual base salary of $228 and a grant of options to purchase 100 shares of our common stock at an exercise price of $3.50 per share, vesting equally over four years. If the Company terminates Mr. Ulry without cause, he would be entitled to six months’ salary. On October 19, 2006 the Company increased Mr. Ulry’s annual base salary $25,000 effective October 1, 2006 and awarded Mr. Ulry a $25,000 discretionary bonus.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, the Company entered into an employment agreement with its former Senior Vice President and General Counsel, Erik A. Lopez, Sr. Mr. Lopez was to receive an annualized base salary of $265, and be eligible to participate in the Company’s bonus program beginning with fiscal 2007. Mr. Lopez was granted an option to purchase 45 shares of Common Stock at an exercise price equal to $2.56 per share, with vesting as to 15 shares on each of the first three anniversaries after the date of grant. Mr. Lopez was also granted 60 shares of restricted stock, vesting as to 20 shares on each of the first three anniversaries after the date of grant. The agreement provides that, if Mr. Lopez is terminated without cause or if he resigns for good reason, Mr. Lopez will be entitled to severance equal to 12 months of his then current base salary payable as to 50% of such amount six months after the termination date and the balance paid in equal monthly installments thereafter, plus 12 months accelerated vesting of outstanding unvested stock options and restricted stock. In the event of a change of control of the Company, Mr. Lopez may resign for good reason, as defined under the agreement, within 180 days after the change of control. Mr. Lopez resigned from the Company effective October 5, 2007.

Purchase Commitments

As of September 20, 2007, the Company has entered into a series of supply contracts to purchase electricity and natural gas covering approximately 78% of the customers’ fixed-price load requirements for peak period electricity, and 68% of fixed price natural gas requirements for fiscal 2008 based on the Company’s forecasts. As of July 31, 2007, the Company is committed to purchase fixed-price electricity and natural gas of $44,300 and $18,800, respectively, during fiscal 2008.

Letters of Credit and Surety Bonds

The Company has, as of July 31, 2007, Letters of Credit totaling $19.3 million and surety bonds issued of $7.8 million.

Operating Leases

The Company leases its facilities as well as certain equipment under operating leases. Certain of these operating leases are non-cancelable and contain rent escalation clauses relating to any increases to real property taxes and maintenance costs. The Company incurred aggregate rent expense under operating leases of $1,185, $1,255 and $1,191, in fiscal 2007, 2006 and 2005, respectively.

The future aggregate minimum lease payments under operating lease agreements in existence at July 31, 2007 are as follows:

Fiscal Year Ending July 31,

2008	$1,289
2009	445
2010 and after	171

$1,905

Employee Benefit Plan

The Company has a 401(k) retirement plan in which substantially all full-time employees may participate. The Company contributes $0.50 for each dollar of employee contribution up to a maximum employer contribution of 3% of each participant’s annual salary. The maximum employer contribution of 3% corresponds to an employee contribution of 6% of annual salary. Employer contributions totaled $260, $220 and $213 for the fiscal years ending July 31, 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

In January 2006, the Board of Directors approved the Amended and Restated 2005 Employee Stock Purchase Plan or ESPP. The Company implemented the ESPP in July 2006. The ESPP provides for eligible employees to

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase Common Stock through payroll deductions. The ESPP allows employees to elect to purchase Common Stock each month in an amount not to exceed an annual rate of accrual of $25 per calendar year in fair value of Common Stock at the lower of the first or last day’s closing price for each month’s offering period, less a discount of 15%. There are other restrictions and limitations and the ESPP is intended to comply with Section 423 of the Internal Revenue Code, which allows employees to buy Common Stock at a discount on a tax-favored basis. The Company purchases the required shares of stock in the open market and records expense for the difference between the amount contributed by the employees and its cost of the stock. For fiscal year 2007, 49 shares have been purchased by employees under the ESPP.

2006 Stock Incentive Plan

At the 2005 annual meeting of our stockholders, the Company’s stockholders approved the 2006 Stock Incentive Plan or the SIP. The SIP allows grants pursuant to a variety of awards, including options, share appreciation rights, restricted shares, restricted share units, deferred share units and performance-based awards in the form of stock appreciation rights, deferred shares and performance units. The SIP provides that no more than 1,453 shares of the Company’s common stock may be issued pursuant to Awards under the SIP; 988 shares remain available under the Plan at July 31, 2007. Awards under the SIP may be made to key employees and directors of the Company or any of its subsidiaries whose participation in the SIP is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors (see Note 14).

Regulatory Proceedings

The Company is an independent energy marketer of retail electric power and natural gas to residential, commercial and industrial customers across numerous states. Market rules and regulations locally, regionally and state to state change periodically. These changes will likely have an impact upon our business; some may be material and others may not. Some changes may lead to new or enhanced business opportunities, some changes may result in a negative impact to our business. As such, there is no way to impute an exact effect through a cost benefit analysis, because there are many variables.

The regulatory process does allow for some participation, and the Company engages in that participation, however, such participation provides no assurance as to the outcome of such proceedings.

The Company is not currently under any enforcement action. However, the Company is a party to a number of Federal Energy Regulatory Commission or FERC and California ISO proceedings related to the California Energy Crisis of 2000 and 2001. The FERC and other regulatory judicial bodies continue to examine the behavior of market participants during that energy crisis and may recalculate what market clearing prices should have or might have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants, the Company can not predict whether the results would be favorable or unfavorable for the Company, nor can it predict the amount of any such adjustments.

Litigation

The current status of previously reported legal proceedings involving the Company is as follows:

ACN

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

On March 23, 2006, the Company filed a Demand for Arbitration with the AAA in New York of this dispute with ACN asserting claims for declaratory relief, material breach of contract and breach of the implied covenant of good faith and fair dealing. This Demand for Arbitration seeks compensatory damages in an amount to be determined at the arbitration. On May 4, 2006, ACN filed with the AAA in New York its Demand for Arbitration of this dispute with Commerce Energy, Inc. In its Demand, ACN alleges claims against Commerce Energy, Inc. for breach of contract and breach of implied duty of good faith and fair dealing, seeking damages and restitution in amounts to be determined at the hearing.

On June 11, 2007, the Company, Commerce Energy, Peter Weigand, an individual, and ACN, entered into a Settlement Agreement and Mutual Release or the Settlement Agreement. Pursuant to the Settlement Agreement, Commerce and ACN mutually released all claims against one another, and Commerce made a cash payment of $3.9 million to ACN. In addition, the Company, Commerce Energy and ACN have filed with the American Arbitration Association a Stipulation to Dismiss All Claims with Prejudice relating to the pending arbitration proceeding between the Company, Commerce Energy and ACN, Case No. 13 198 Y 00688 06. Pursuant to the Settlement Agreement, the Company and Commerce Energy have no future financial or other obligations to ACN, other than customary covenants set forth in the Settlement Agreement.

California Refund Case

During 2000 and 2001, we bought, sold and scheduled power in the California wholesale energy markets through the markets and services of APX, Inc. (“APX”). As a result of a complaint filed at FERC by San Diego Gas and Electric Co. in August 2000 and a line of subsequent FERC orders, we became involved in proceedings at FERC related to sales and schedules in the California Power Exchange Corporation, or PX, and the California Independent System Operator Corporation, or CAISO, markets, Docket No. EL00-95; which we refer to as the California Refund Case. A part of that proceeding related to APX’s involvement in those markets.

On January 5, 2007, APX, we and certain other parties, whom we refer to as the Settling Parties, signed an APX Settlement and Release of Claims Agreement, or the APX Settlement Agreement, and filed such agreement along with a Joint Offer of Settlement and Motion for Expedited Consideration with FERC in the California Refund Case. The APX Settlement Agreement, among other things, established a mechanism for allocating refunds owed to APX and to resolve certain other matters and claims related to APX’s participation in the PX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. The APX Settlement Agreement became effective on March 1, 2007.

Under the APX Settlement Agreement, several Settling Parties are entitled to payments from APX, with Commerce expected to receive up to approximately $6,500. We received $5,100 of the settlement payment in April 2007 and received the remaining $1,400 in August 2007. By entering into the APX Settlement Agreement, claims against us by any party to the APX Settlement Agreement for refunds, disgorgement of profits or other monetary or non-monetary remedies for APX-related claims shall be deemed resolved with prejudice and settled insofar as APX remains a net payment recipient (as that term is defined in the APX Settlement Agreement) in the proceeding at FERC.

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

The Settlement Agreement is subject to possible court review. We could be required to return or redistribute some or all of the funds received under the Settlement Agreement.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lawrence Clayton, Jr.

On August 5, 2007, we received a statement of claims against us, which also references certain of our officers and directors, on behalf of Lawrence Clayton, Jr., the former Senior Vice President, Chief Financial Officer and Secretary of the Company, in connection with Mr. Clayton’s termination on July 25, 2007. In his statement of claims, Mr. Clayton disputes the basis for his termination. The principal relief sought by Mr. Clayton is a lump sum payment of approximately $1.6 million. In accordance with the dispute resolution procedure set forth in his employment agreement with the Company, a mediator has been selected for the resolution of this dispute and a mediation session has been scheduled to be held in November 2007. In the event that the mediation is not successful, the parties have agreed to binding arbitration pursuant to the Employment Dispute Rules of Judicial Arbitration and Mediation Services, Inc. We believe that no severance payments or other obligations were due to Mr. Clayton upon his termination and the Company has not accrued for such payments or any other litigation-related amounts. We intend to vigorously defend Mr. Clayton’s claims.

The Company currently, and from time to time may become, involved in litigation concerning claims arising out of the operations in the normal course of business. The Company is currently not involved in any legal proceedings including the above-referenced claims raised by Mr. Clayton, that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations or financial position.

16.	Quarterly Financial Information (Unaudited)

The following is the Company’s quarterly financial information for fiscal 2007, 2006 and 2005.

	Fiscal Year	July 31	April 30	January 31	October 31

Year ended July 31, 2007:
Net revenue	$371,614	$107,888	$100,575	$92,644	$70,507
Direct energy costs	314,371	92,862	82,946	78,112	60,451

Gross profit	57,243	15,026	17,629	14,532	10,056
Net income	5,531	1,065	1,543	2,539	384
Net income per common share:
Basic	0.18	0.04	0.05	0.09	0.01
Diluted	0.18	0.03	0.05	0.09	0.01
Year ended July 31, 2006:
Net revenue	$247,080	$52,303	$57,755	$72,654	$64,368
Direct energy costs	218,289	43,626	49,643	68,892	56,128

Gross profit	28,791	8,677	8,112	3,762	8,240
Net income (loss)	(2,239)	651	1,002	(4,112)	220
Net income (loss) per common share:
Basic and diluted	(0.07)	0.02	0.03	(0.13)	0.01
Year ended July 31, 2005:
Net revenue	$253,853	$65,831	$68,478	$61,048	$58,496
Direct energy costs	225,671	60,930	60,767	52,639	51,335

Gross profit	28,182	4,901	7,711	8,409	7,161
Net loss	(6,114)	(2,405)	(1,319)	(2,342)	(48)
Net loss per common share:
Basic and diluted	(0.20)	(0.08)	(0.04)	(0.08)	(0.00)

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the SEC on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the SEC on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the SEC on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the SEC on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation’s Registration Statement on Form S-8 and incorporated herein by reference.
10.2	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the SEC on November 15, 2004 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.3	Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on February 1, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.4	Form of a Stock Option Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.10 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.5	Form of a Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.11 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.6	Form of a Restricted Share Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.12 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.7	Form of a Restricted Share Unit Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.14 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.8	Form of a SAR Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.15 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.9	Form of Performance Unit and Performance Stock Award pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.16 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.10	Form of Deferral Election Agreement for Deferred Share Units to the Commerce Energy Group, Inc. pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.17 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.

Exhibit	Description

10.11	Amended and Restated Form of Non-Qualified Stock Option Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on May 18, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.12	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.13 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) filed with the SEC on April 20, 2006 and incorporated herein by reference.
10.13	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, Initial Grant, previously filed with the SEC on May 18, 2006 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.14	Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on February 1, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.15	Form of Subscription Agreement for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.7 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.16	Form of Notice of Withdrawal for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.8 to Commerce Energy Group, Inc.’s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference
10.17	Commerce Energy Group, Inc. Bonus Program, effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.18	Commerce Energy Group, Inc. Bonus Program as amended by first amendment, effective March 27, 2007, previously filed with the SEC on June 14, 2007 as Exhibit 10.7 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.19	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 27, 2006, previously filed with the SEC on February 1, 2006 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.20	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective May 12, 2006, previously filed with the SEC on May 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.21	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.6 to Commerce Energy Group Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.22	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.13 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.23	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.14 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.24	Indemnification Agreement dated as of November 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the SEC on November 15, 2004 as Exhibit 10.16 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.25	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the SEC on November 15, 2004 as Exhibit 10.17 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description

10.26	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the SEC on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.27	Stock Option Agreement dated April 29, 2005 by and between Ian B. Carter and Commerce Energy Group, Inc., previously filed with the SEC on October 31, 2005 as Exhibit 10.33 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.28	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the SEC on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.29	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the SEC on November 23, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.30	Settlement Agreement and General Release dated November 17, 2005 by and among Peter Weigand, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the SEC on November 23, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.31	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the SEC on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group’s Registrant’s Statement on Form S-4 and incorporated herein by reference.
10.32	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the SEC on November 23, 2005 as Exhibit 99.11 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.33	Settlement Agreement and General Release dated November 17, 2005 by and among Richard L. Boughrum, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the SEC on November 23, 2005 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.34	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated May 31, 2005, previously filed with the SEC on October 31, 2005 as Exhibit 10.30 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference
10.35	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the May 31, 2005 Employment Offer Letter Agreement, previously filed with the SEC on October 31, 2005 as Exhibit 10.31 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.36	Settlement Agreement and General Release dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Eric Alam, previously filed with the SEC on November 23, 2005 as Exhibit 99.13 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.37	Agreement and Release dated November 17, 2005, by and among, Commerce Energy Group, Inc., Commerce Energy, Inc., Paul, Hastings, Janofsky & Walker LLP, Eric Alam, Bruno Kvetinskas, Greg Lander and Peter Weigand, previously filed with the SEC on November 23, 2005 as Exhibit 99.7 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.38	Executive Employment Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.39	Amendment No. 1 to Employment Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference

Exhibit	Description

10.40	Stock Option Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.41	Restricted Stock Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.42	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference
10.43	Indemnification Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.44	Employment Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.45	Amendment No. 1 to Employment Agreement dated November 30, 2006, by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on March 19, 2007 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.46	Amendment No. 2 to Employment Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 2007 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.47	Stock Option Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.48	Restricted Stock Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.49	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 2007 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.50	Indemnification Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.51	Settlement Agreement and General Release by and among Andrew V. Coppola, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the SEC on April 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.52	Employment Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.3 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.53	Amendment No. 1 to Employment Agreement dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.
10.54	Stock Option Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.5 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.55	Restricted Share Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.5 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.56	Indemnification Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.4 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.57	Separation Agreement and General Release dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr.

Exhibit		Description

10.58		Interim Executive Services Agreement by and between Commerce Energy Group, Inc. and Tatum, LLC regarding J. Robert Hipps dated July 25, 2007, previously filed with the SEC on July 27, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference
10.59		Indemnification Agreement between Commerce Energy Group, Inc. and J. Robert Hipps dated July 25, 2007, previously filed with the SEC on July 27, 2007 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Other Material Contracts

10.60		Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone Inc. common stock dated March 29, 2004, previously filed with the SEC on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4 and incorporated herein by reference.
10.61		Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.25 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10	.62†	Agreement To Provide QSE and Marketing Services dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co.
10	.63†	Security Agreement dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co.
10	.64†	Blocked Account Control Agreement (with Lockbox Services) dated August 2005 by and among Commerce Energy, Inc., Tenaska Power Services Co. and U.S. Bank National Association Depository Bank.
10	.65†	Master Power Purchase and Sale Agreement dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co.
10.66		Guaranty Agreement dated August 1, 2005 by Commerce Energy Group, Inc. in favor of Tenaska Power Services Co.
10.67		First Amendment to Security Agreement between Commerce Energy, Inc. and Tenaska Power Services Co., effective as of March 7, 2006.
10.68		Loan and Security Agreement by and among Commerce Energy, Inc., as Borrower, and Commerce Energy Group, Inc., as Guarantor, and Wachovia Capital Finance Corporation (Western), as Agent, and the Lenders From Time to Time Party Thereto, as Lenders, dated June 8, 2006, previously filed with the SEC on June 12, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.69		Guaranty dated June 8, 2006 by Commerce Energy Group, Inc., as Guarantor, to Wachovia Capital Finance Corporation (Western), as Agent, previously filed with the SEC on June 12, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.70		First Amendment to Loan and Security Agreement and Waiver dated September 20, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on September 26, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.71		Second Amendment to Loan and Security Agreement and Waiver dated October 26, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on October 30, 2006 as Exhibit 10.91 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.
10.72		Third Amendment to Loan and Security Agreement and Waiver dated March 15, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on March 19, 2007 as Exhibit 10.9 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2007
10.73		Fourth Amendment to Loan and Security Agreement and Waiver dated June 26, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc.

Exhibit		Description

10.74		Fifth Amendment to Loan and Security Agreement and Waiver dated August 1, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on August 2, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.75		Letter Agreement, dated September 20, 2007, by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender and The CIT Group/Business Credit, Inc., as Lender, previously filed with the SEC on September 25, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.76		Second Amendment to Security Agreement between Commerce Energy, Inc. and Tenaska Power Services Co., effective as of June 22, 2006.
10.77		Asset Purchase Agreement dated September 20, 2006 between Houston Energy Services Company, L.L.C. and Commerce Energy, Inc., previously filed with the SEC on September 26, 2006 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.78		Transition Services Agreement dated September 20, 2006 among Commerce Energy, Inc. and Houston Energy Services Company, L.L.C., previously filed with the SEC on September 26, 2006 as Exhibit 2.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.79		Guaranty Agreement dated September 20, 2006 among Commerce Energy, Inc., Thomas L. Goudie, James Bujnoch, Jr., Gary Hollowell, Dustin Roach, Steve Loy and Arnold Perez, previously filed with the SEC on September 26, 2006 as Exhibit 2.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
10.80		Gas Supply Agreement dated September 20, 2006 by and among Pacific Summit Energy LLC and Commerce Energy, Inc. and Houston Energy Services Company, LLC.
10.81		Operating Agreement dated September 20, 2006 between Pacific Summit Energy LLC and Commerce Energy, Inc.
10	.82†	Security Agreement dated September 20, 2006 between Pacific Summit Energy LLC and Commerce Energy, Inc.
10	.83†	Blocked Account Control Agreement (with Lockbox Services) dated September 20, 2006 by and among Commerce Energy, Inc., Pacific Summit Energy LLC and Wachovia Bank NA.
10.84		Base Contract for Sale and Purchase of Natural Gas dated September 20, 2006 between Commerce Energy, Inc. and Pacific Summit Energy LLC.
10.85		APX Settlement and Release of Claims Agreement dated as of January 5, 2007 by and among the Settling Parties, including Commonwealth Energy Corporation (n/k/a Commerce Energy, Inc.), previously filed with the SEC on March 19, 2007 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.86		First Amendment to Master Power Purchase and Sale Agreement between Commerce Energy, Inc. and Tenaska Power Services, Co. dated May 25, 2007.
10.87		Settlement Agreement and Mutual Release dated June 11, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Peter Weigand and American Communications Network, Inc., previously filed with the SEC on June 12, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.
14.1		Commerce Energy Group, Inc. Code of Business Conduct and Ethics, previously filed with the SEC on November 15, 2004 as Exhibit 14.1 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Hein & Associates LLP, independent registered public accounting firm.
23.2		Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1		Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Principal Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit	Description

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.