Form 10-Q
period 2007-10-31
COMMERCE ENERGY GROUP, INC.
filed 2007-12-18
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-32239

Commerce Energy Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0501090

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

600 Anton Boulevard, Suite 2000
Costa Mesa, California	92626
(Address of principal executive offices)	(Zip code)

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
Yes ☐  No ☑

As of December 8, 2007, 30,385,868 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

COMMERCE ENERGY GROUP, INC.

Form 10-Q

For the Period Ended October 31, 2007

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2007	2006
Net revenue	$105,597	$70,507
Direct energy costs	89,209	60,451
Gross profit	16,388	10,056
Selling and marketing expenses	3,932	2,235
General and administrative expenses	13,460	7,849
Loss from operations	(1,004)	(28)
Other income (expense):
Interest income	230	412
Interest expense	(313)	—
Total other income and expenses	(83)	412
Net income (loss)	$(1,087)	$384
Income (loss) per common share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	October 31, 2007	July 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$5,442	$6,559
Accounts receivable, net	65,950	65,231
Natural gas inventory	9,382	5,905
Prepaid expenses and other current	9,245	7,224
Total current assets	90,019	84,919

Restricted cash and equivalents	10,104	10,457
Deposits and other assets	1,802	1,906
Property and equipment, net	8,970	8,662
Goodwill	4,247	4,247
Other intangible assets, net	5,946	6,385
Total assets	$121,088	$116,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Energy and accounts payable	$31,068	$37,926
Short-term borrowings	12,400	—
Accrued liabilities	7,209	8,130
Total current liabilities	50,677	46,056

Commitments and contingencies

Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 30,373 (unaudited) issued and outstanding at October 31, 2007 and 30,383 at July 31, 2007	60,789	60,599
Other comprehensive income (loss)	(35)	(823)
Retained earnings	9,657	10,744
Total stockholders’ equity	70,411	70,520
Total liabilities and stockholders’ equity	$121,088	$116,576

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended October 31,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(1,087)	$384
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	544	348
Amortization	440	365
Amortization of deferred loan costs	41	124
Provision for doubtful accounts	3,665	875
Stock-based compensation expense	190	134
Changes in operating assets and liabilities:
Accounts receivable, net	(4,384)	(7,749)
Inventory	(3,476)	(2,689)
Prepaid expenses and other assets	(1,959)	(373)
Accounts payable	(6,859)	(3,297)
Accrued liabilities and other	(133)	2,390
Net cash used in operating activities	(13,018)	(9,488)

Cash Flows From Investing Activities
Purchase of property and equipment	(852)	(1,529)
Purchase of intangible assets	—	(4,218)
Net cash used in investing activities	(852)	(5,747)

Cash Flows From Financing Activities
Short-term borrowings	12,400	—
Credit line commitment fee	—	18
Decrease in restricted cash	353	362
Net cash provided by financing activities	12,753	380

Decrease in cash and cash equivalents	(1,117)	(14,855)
Cash and cash equivalents at beginning of period	6,559	22,941
Cash and cash equivalents at end of period	$5,442	$8,086

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of October 31, 2007 and for the three months ended October 31, 2007 and 2006 of Commerce Energy Group, Inc., or the Company, include its two wholly-owned subsidiaries: Commerce Energy, Inc. or Commerce, and Skipping Stone Inc., or Skipping Stone. All material inter-company balances and transactions have been eliminated in consolidation. As used herein and unless the context requires otherwise, the reference to the Company, “we,” “us” and “our” refers to Commerce Energy Group, Inc. and its subsidiaries.

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these condensed consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated results of operations, financial position, and cash flows for the interim periods presented herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.

Uses of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical experience as well as management’s future expectations. As a result, actual results could materially differ from management’s estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to the condensed consolidated financial statements. The accounting policies relating to accounting for derivatives and hedging activities, inventory, independent system operator costs, allowance for doubtful accounts, revenue and unbilled receivables are those that we consider to be the most critical to an understanding of our financial statements because their application places the most significant demands on our ability to assess the effect of inherently uncertain matters on our financial results.

Revenue Recognition

Energy revenues are recognized when the electricity and natural gas are delivered to the Company’s customers and are comprised of the following:

	Three Months Ended October 31,
	2007	2006
Retail electricity sales	$84,225	$53,407
Excess electricity sales	—	1,436
Total electricity sales	84,225	54,843
Retail natural gas sales	21,372	15,664
Net revenue	$105,597	$70,507

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

The Company purchases electricity and natural gas utilizing forward physical delivery contracts based on the projected usage of its customers.

Stock-Based Compensation

The total compensation cost associated with stock options and restricted stock for the three months ended October 31, 2007 was $(9) and $199, respectively, and for the three months ended October 31, 2006 were $65 and $69 respectively. These costs are included in general and administrative expenses. In October 2007, our Senior Vice President and General Counsel resigned from his position and pursuant to his separation agreement 10,000 shares of his 60,000 unvested, restricted stock was forfeited and cancelled. The remaining 50,000 unvested shares were accelerated, to vest on January 2, 2008, which incurred additional compensation cost of $93 through October 31, 2007.

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

	Three Months Ended October 31,
	2007	2006
Weighted-average risk-free interest rate	4.5%	4.6%
Average expected life in years	4.15	4.63
Expected dividends	None	None
Expected volatility	0.71	0.75

A summary of option activity under the Company’s 1999 Equity Incentive Plan, or the 1999 Plan, and the Company’s 2006 Stock Incentive Plan, or the SIP, and under certain individual plans, during the quarter ended October 31, 2007 is presented below.

	Options Outstanding
	Number of Shares (in Thousands)	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding as of July 31, 2007	6,983	$1.00-$3.75	$2.33
Options expired	(757)	$2.75	$2.75
Options forfeited	(45)	$2.56	$2.56
Options outstanding as of October 31, 2007 (1)	6,181	$1.00-$3.75	$2.28
____________

(1)	Options exercisable and outstanding as of October 31, 2007 were 6,181 with weighted average exercise price of $2.28 and an aggregate intrinsic value of $620.

As of October 31, 2007, there was no unrecognized compensation cost relating to non-vested outstanding stock options; all options were vested. The total unrecognized compensation cost relating to non-vested restricted stock was $277 and will be recognized over the period of November 2007 through November 2009. For the three months ended October 31, 2007, no restricted stock was issued. A total of 362,000 unvested restricted shares were outstanding as of October 31, 2007, with a total market value of $838. These restricted shares vest in accordance with the terms of various written agreements. At October 31, 2007, 988,334 shares of the Company’s common stock may be issued pursuant to awards under the Company’s 2006 Stock Incentive Plan.

Income Tax

  The Company has established valuation allowances to reserve its net deferred tax assets due to the uncertainty that the Company will realize the related tax benefits in the foreseeable future. At October 31, 2007, the Company

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)— (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

had net operating loss carryforwards of approximately $8.5 million and $11.3 million for federal and state income tax purposes, respectively.

The Company adopted the provisions of FIN 48 in August 2007. As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate will not be affected by the adoption of FIN 48. Unrecognized tax benefits are not expected to increase or decrease within the next 12 months as a result of the anticipated lapse of an applicable statue of limitations. Interest and penalties related to unrecognized income tax benefits will be accrued in interest expense and operating expense, respectively. The Company has not accrued interest or penalties as of the date of adoption because they are not applicable.

The Company may be audited by applicable federal and state taxing authorities in the following income tax jurisdictions in which the Company previously filed or expects to file income tax returns for the years indicated:

Jurisdictions	Tax Years
Federal	2003-2006
California	2002-2006
Florida	2005-2006
Maryland	2003-2006
Massachusetts	2003-2006
Michigan	2002-2006
Missouri	2003-2006
New Jersey	2002-2006
New York	2003-2006
Ohio	2003-2006
Pennsylvania	2004-2006
Texas	2002-2006
Virginia	2003-2006
Wisconsin	2006
Georgia	2006
Kentucky	2006
City of Philadelphia	2003-2006

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions including federal and California, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” or SFAS 130, establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from certain transactions and other events and circumstances and is comprised of net income (loss) and other comprehensive income (loss).

The components of comprehensive income (loss) are as follows:

	Three Months Ended October 31,
	2007	2006
Net income (loss)	$(1,087)	$384
Changes in fair value of cash flow hedges	788	(2,597)
Comprehensive income (loss)	$(299)	$(2,213)

Accumulated other comprehensive loss included in stockholders’ equity totaled $35 and $326 at October 31, 2007 and October 31, 2006, respectively.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)— (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

Segment Reporting

The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. These members of senior management currently manage the Company’s business, assess its performance, and allocate its resources as the single operating segment of energy retailing. As Skipping Stone, net of inter-company eliminations, accounts for less than 1% of total net revenue, and geographic information is not significant, no segment information is provided.

Accounts Receivable, Net

Accounts receivable, net, is comprised of the following:

	October 31, 2007	July 31, 2007
Billed	$51,029	$44,693
Unbilled	22,967	24,963
	73,996	69,656
Less allowance for doubtful accounts	(8,046)	(4,425)
Accounts receivable, net	$65,950	$65,231

Inventory

Inventory consists of natural gas in storage as required by state regulators and contracted obligations under customer choice programs. Inventory is stated at the lower of weighted average cost or market.

Adoption of New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes”. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The Company adopted FIN 48 during the first quarter of fiscal year 2008, and the adoption had no impact on its financial statements.

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option forFinancial Assets and Financial Liabilities Including an Amendment of FASB StatementNo. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this statement may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this statement will have on its financial statements.

Note 2. Liquidity

Based on current cash flow estimates, the Company has alerted its Credit Facility Lender that it may, during the current quarter, seek a temporary waiver of certain conditions contained in the credit facility, similar to concessions previously obtained on a temporary basis. This waiver would likely take the form of eliminating or reducing temporarily the required excess availability of $2.5 million and possibly other concessions. There is no assurance that such a waiver, if needed, will be granted. The Company expects needing to add to its capital resources in fiscal 2008: (1) to meet the credit facility requirement to have $10 million in excess availability at all times on and after July 1, 2008, and (2) if the Company expands its business, either from internal growth or acquisition, if energy prices increase materially, or if energy industry volatility and/or uncertainty create additional credit requirements.

Note 3. Basic and Diluted Income (Loss) per Common Share

Basic income (loss) per common share was computed by dividing net income (loss) available to common stockholders, by the weighted average number of common shares outstanding during the period. Diluted income per common share reflects the potential dilution that would occur if all outstanding options or other contracts to issue common stock were exercised or converted, and was computed by dividing net income (loss) by the weighted average number of common shares plus dilutive common equivalent shares outstanding, unless they were anti-dilutive.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)— (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

The following is a reconciliation of the numerator, income (loss), and the denominator, (common shares in thousands), used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended October 31,
	2007	2006
Numerator:
Net income (loss)	$(1,087)	$384
Net income (loss) applicable to common stock —basic and diluted	$(1,087)	$384

Denominator:
Weighted-average outstanding common shares — basic	30,380	29,639
Effect of stock options	—	26
Weighted-average outstanding common shares — diluted	30,380	29,665

Note 4. Market and Regulatory

The Company currently serves electricity customers in six states across 12 utility markets and gas customers in seven states across 13 utility markets and collectively operates in nine states with authority to operate in an additional four states. Regulatory requirements are determined at the individual state level and administered and monitored by the Public Utility Commission, or PUC, of each state. Operating rules and tariff filings by states and by utility markets can significantly impact the viability of the Company’s sales and marketing plans and its overall operating and financial results.

Note 5. HESCO Customer Acquisition

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

Note 6. Contingencies

APX Settlement

During 2000 and 2001, we bought, sold and scheduled power in the California wholesale energy markets through the markets and services of APX, Inc., or APX. As a result of a complaint filed at the Federal Energy Regulatory Commission, or FERC, by San Diego Gas & Electric Co. in August 2000 and a line of subsequent FERC orders, we became involved in proceedings at FERC related to sales and schedules in the California Power Exchange, or CPX, and the California Independent System Operator, or CAISO, markets. We refer to these proceedings as the California Refund Cases. The APX Settlement, described below, is a part of that proceeding relating to APX’s involvement in those markets.

On January 5, 2007, APX, we and certain other parties signed an APX Settlement and Release of Claims Agreement, or the APX Settlement Agreement, which among other things, established a mechanism for allocating refunds owed to APX and resolved certain other matters and claims related to APX’s participation in the PX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. Under the APX Settlement Agreement, Commerce and certain other parties were entitled to receive payments from APX, with Commerce expected to receive up to approximately $6.5 million. In April 2007, we received a payment of $5.1 million and in August 2007 we received the remaining settlement payment of $1.4 million.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)— (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

Certain other aspects of the California Refund Case which may affect the Company remain pending. The Company cannot at this time predict whether, or to what extent, these proceedings will have an impact on the Company’s financial results.

Note 7. Derivative Financial Instruments

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

For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, the Company elects cash flow hedge accounting, where appropriate. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in Accumulated other comprehensive income (loss) (“OCI”), and reflected as direct energy cost in the statement of operations as the related energy is delivered.

The amounts recorded in Accumulated OCI at October 31, 2007 and July 31, 2007 related to cash flow hedges are summarized in the following table:
	October 31, 2007	July 31, 2007
Current assets	$251	$—
Current liabilities	(286)	(671)
Deferred gains/(losses)	—	(152)
Hedge ineffectiveness	—	—
Accumulated other comprehensive income	$(35)	$(823)

Certain financial derivative instruments (such as swaps, options and futures), designated as fair-value hedges, economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded currently in operating income (loss) and as a current or long-term derivative asset or liability depending on their term. The subsequent changes in the fair value of these contracts may result in operating income (loss) volatility as the fair value of the changes are recorded on a net basis in direct energy cost in the consolidated statement of operations for each fiscal period. For the three months ending October 31, 2007, the impact of financial derivatives accounted for as mark-to-market resulted in an expense of $17, and resulted mostly from economic hedging related to the Company’s natural gas portfolio. The notional value of all derivatives accounted for as mark-to-market which was outstanding at October 31, 2007 was $4,284.

As of October 31, 2007, the Company had $251 of derivative assets included in Prepaid expenses and other, and $286 of total derivative liabilities included in Accrued liabilities.

Note 8. Credit Facility and Supply Agreements

Wachovia Capital Finance Corporation (Western)

  In June 2006, Commerce and Commerce Energy entered into a Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance Corporation (Western), or the Agent, for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is limited by a calculated borrowing base consisting of the majority of the Company’s cash on deposit with the Agent and the Company’s receivables and natural gas inventories. As of October 31, 2007, letters of credit issued under the facility totaled $11.6 million, and

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)— (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

outstanding borrowings were $12.4 million. Fees for letters of credit issued range from 1.50 to 1.75 percent per annum, depending on the level of Excess Availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.

The Credit Facility contains typical covenants, subject to specific exceptions, restricting Commerce, the Company and its subsidiaries from: (i) incurring additional indebtedness; (ii) granting certain liens; (iii) disposing of certain assets; (iv) making certain restricted payments; (v) entering into certain other agreements; and (vi) making certain investments. The Company was also required to maintain a minimum of $10 million of Eligible Cash Collateral, at all times.

From September 2006 through September 2007, the Company and Commerce Energy have entered into five amendments and a modification to the Loan and Security Agreement with the Agent and Lenders, several of which involved waivers of prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, capital expenditures and notification requirements (First Amendment), maintenance and deferral of prospective compliance, of minimum Fixed Charge Coverage Rates and maintenance of the minimum Excess Availability Ratio (Second and Third Amendments). In addition, in the First Amendment, the Agent and Lender agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce Energy to consummate the HESCO acquisition of customers. In the Fourth Amendment, the amount allowable under the Credit Facility’s capital expenditures covenant was increased to $6.0 million. In the Second, Third and Fifth Amendment and in the Modification Agreement, each addressed reducing and/or restructuring the Excess Availability covenant in the Credit Facility to accommodate Commerce Energy’s business. In the Modification Agreement, the Agent and the Lenders also permitted Commerce Energy for a period from September 20, 2007 to October 5, 2007 to exceed its Gross Borrowing Base, as defined in the Agreement.

The Sixth Amendment, executed on November 16, 2007, adjusted the required excess availability required at all times to $2.5 million until July 1, 2008 at which time it becomes and remains $10 million. It also eliminated the Eligible Cash Collateral covenant which required keeping $10 million cash on deposit.  In connection with elimination of the Eligible Cash Collateral covenant, the Sixth Amendment revised the Fixed Charge Coverage Ratio and added minimum EBITDA requirements.  The Sixth Amendment also extended the maturity of the Credit Facility from June 8, 2009 to June 8, 2010.

At October 31, 2007, the Company had approximately $2.5 million of remaining availability under our Credit Facility, As it is industry practice to pay energy bills towards the end of  the month, the remaining availability at the end of a month is lower than most other times during a month.

Tenaska Power Services Co.

In August 2005, the Company entered into several agreements with Tenaska Power Services Co., or Tenaska, for the supply of the majority of Commerce’s wholesale electricity supply needs in Texas, utilizing commercially standard master purchase and sale, a lockbox control, security and guaranty agreements. The Company’s Texas customers pay into a designated account that is used to pay Tenaska for the electricity. Tenaska also extends credit to the Company to buy wholesale electricity supply secured by funds pledged by the Company in the lockbox, its related accounts receivables and customers contracts. The Company entered into a guaranty agreement, pursuant to which it, as the parent company of Commerce, unconditionally guaranteed to Tenaska full and prompt payment of all indebtedness and obligations owed to Tenaska. At October 31, 2007, Tenaska had extended approximately $14.8 million of trade credit to the Company. Tenaska also serves as the Company’s exclusive provider of qualified scheduling services and marketing services in the region of Texas administered by the Electric Reliability Council of Texas.

Pacific Summit Energy LLC

  In September 2006, the Company entered into several agreements with Pacific Summit LLC, or Pacific Summit, for the supply of natural gas to serve end-use customers that we acquired in connection with the HESCO acquisition, utilizing operating, a lockbox control and security agreements. Under the agreements, these customers remit their

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)— (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

payments into the lockbox used to pay Pacific Summit for natural gas supplies. Pacific Summit also extends credit to the Company to buy wholesale natural gas supplies, secured by funds pledged by the Company in the lockbox, its related accounts receivable and a $3.5 million letter of credit. At October 31, 2007, Pacific Summit had extended approximately $9.5 million of trade credit to the Company under this arrangement.

Note 9. Subsequent Events

Lawrence Clayton, Jr.

On November 28, 2007, the Company entered into a Settlement Agreement with Lawrence Clayton, Jr., the former Senior Vice President, Chief Financial Officer and Secretary of the Company on November 29, 2007 (the “Settlement Agreement”), which became effective on December 7, 2007, the eighth day after it was executed. The Settlement Agreement provides for the Company to make a lump-sum settlement payment to Mr. Clayton of $400,000 on January 2, 2008. Of the aggregate amount of the settlement payment, all but $120,000 was covered by insurance. Each party to the Settlement Agreement agreed to mutual general releases of all claims that the parties may have against each other.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein and unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries. “Commerce” refers to Commerce Energy, Inc., our principal operating subsidiary. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended July 31, 2007, or the Form 10-K.

Some of the statements in this quarterly report on Form 10-Q are forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events which involve risks and uncertainties. All statements other than statements of historical facts included in this Item 2 relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,”“should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,”“estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terms. The forward-looking statements contained in this quarterly report on Form 10-Q involve known and unknown risks and uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in the Form 10-K and elsewhere in this Form 10-Q, including, without limitation, changes in general economic conditions in the markets in which we may compete; fluctuations in the marketprice of energy which may negatively impact the competitiveness of our product offerings to current and future customers; decisions by our energy suppliers requiring us to post additional collateral for our energy purchases; uncertainties in the capital markets should we seek to raise additional capital; uncertainties relating to federal and state proceedings regarding issues emanating from the 2000-2001 California energy crisis, including any resulting federal, state, or administrative legal proceedings which could effect us; increased competition; our ability to retain key members of management; our ability to address changes in laws and regulations; our ability to successfully integrate businesses or customer portfolios that we may acquire; our ability to obtain and retain credit necessary to profitably support our operations; adverse state or federal legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission, or the SEC. We caution that, while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including, without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.

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

We were founded in 1997 as a retail electricity marketer in California. As of October 31, 2007, we delivered electricity to approximately 135,000 customers in California, Maryland, Michigan, New Jersey, Pennsylvania and Texas; and natural gas to approximately 59,000 customers in California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania.

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

Significant Customer Acquisitions

HESCO Acquisition

In September 2006, the Company acquired from Houston Energy Services Company, L.L.C., or HESCO certain assets consisting principally of contracts with end-use customers in California, Florida, Nevada, Kentucky and Texas consuming approximately 12 billion cubic feet of natural gas annually. The acquisition price of approximately $4.1 million in cash and $0.2 million in assumption of liabilities was allocated to customer contracts and is being amortized over an estimated life of four years.

Market and Regulatory

The Company currently serves electricity customers in six states across 12 utility markets and gas customers in seven states across 13 utility markets and collectively operates in nine states with authority to operate in an additional four states. Regulatory requirements are determined at the individual state level and administered and monitored by the Public Utility Commission, or PUC, of each state. Operating rules and tariff filings by states and by utility markets can significantly impact the viability of the Company’s sales and marketing plans and its overall operating and financial results.

Results of Operations

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

The following table summarizes the results of our operations for the three months ended October 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended October 31,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$84,225	80%	$53,407	76%
Natural gas sales	21,372	20%	15,664	22%
Excess electricity sales(1)	—	—	1,436	2%
Net revenue	105,597	100%	70,507	100%
Direct energy costs	89,209	84%	60,451	86%
Gross profit	16,388	16%	10,056	14%
Selling and marketing expenses	3,932	4%	2,235	3%
General and administrative expenses	13,460	13%	7,849	11%
Loss from operations	$(1,004)	(1)%	$(28)	—
(1)Electricity supply greater than retail electricity demand which is sold back into the wholesale market.

Net revenue

The following table summarizes net revenues for the three months ended October 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended October 31,
	2007		2006
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
Texas	$48,191	46%	$16,730	24%
California	13,387	13%	17,283	25%
Pennsylvania/New Jersey	12,984	12%	14,214	20%
Maryland	7,965	7%	1,489	2%
Michigan and Others	1,698	2%	3,691	5%
Total Retail Electricity Sales	84,225	80%	53,407	76%
Natural Gas Sales:
HESCO Customers	14,569	14%	7,257	10%
California	3,334	3%	4,022	6%
Ohio	3,278	3%	3,004	4%
Georgia	36	—	987	1%
All Others	155	—	394	1%
Total Natural Gas Sales	21,372	20%	15,664	22%
Excess Electricity Sales	—	—	1,436	2%
Net Revenue	$105,597	100%	$70,507	100%

Net revenues increased $35.1 million, or 49.8%, to $105.6 million for the three months ended October 31, 2007 from $70.5 million for the three months ended October 31, 2006. The increase in net revenues was driven primarily by a 57.7% increase in electricity sales and a 36.4% increase in natural gas sales. Higher retail electricity sales reflects the impact of a 224% and a 385% increase in sales volumes in Texas and Maryland, respectively, due to customer growth that was partly offset by lower retail sales in the California and Michigan markets resulting from customer attrition. Higher natural gas sales reflect the impact of a full quarter of HESCO customers, which were acquired in September 2006.

Retail electricity sales increased $30.8 million to $84.2 million for the three months ended October 31, 2007, from $53.4 million for the three months ended October 31, 2006, reflecting the impact of a 56% increase in sales volume. For the three months ended October 31, 2007, we sold 716 million kilowatt hours, or kWh, at an average retail price per kWh of $0.118, as compared to 458 million kWh sold at an average retail price per kWh of $0.117 for the three months ended October 31, 2006.

Natural gas sales increased $5.7 million to $21.4 million for the three months ended October 31, 2007 from $15.7 million for the three months ended October 31, 2006 reflecting the impact of a 36% increase in sales volumes, partly offset by a 4.7% decline in average retail sales prices. For the three months ended October 31, 2007, we sold 3.0 million dekatherms, or DTH, at an average retail price per DTH of $7.11, as compared to 2.1 million DTH, sold at an average retail price per DTH of $7.46 during three months ended October 31, 2006. For the three months ended October 31, 2007, sales to the commercial and industrial natural gas customers acquired in September 2006 totaled $14.6 million on sales volume of 2.2 million DTH at an average sales price of $6.64 per DTH.

We had approximately 194,000 electricity and natural gas customers at October 31, 2007, an increase of 21% from 161,000 at October 31, 2006. We had approximately 135,000 electricity and 59,000 natural gas customers at October 31, 2007, as compared to 95,000 and 66,000 at October 31, 2006. A gross increase of approximately 90,000 electricity customers in Texas and Maryland more than offset high customer attrition in our Pennsylvania/New Jersey and Michigan markets; an increase of approximately 30,000 natural gas customers in our Ohio markets offset customer attrition in other natural gas markets. Attrition in our retail customer base largely results from the impact of increased sales prices to our customers resulting from our passing on higher wholesale energy and transmission costs to our customers without the incumbent utility passing on corresponding price increases to their customers. This competitive imbalance is created as a result of a lack of market responsive ratemaking and a lagging regulatory approval process.

Direct Energy Costs

Direct energy costs, which are recognized concurrently with related energy sales, include the commodity cost of natural gas and electricity, electricity transmission costs from the Independent Systems Operators, or ISOs, transportation costs from local distribution companies, or LDCs and pipelines, other fees and costs incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer.

Direct energy costs for the three months ended October 31, 2007 totaled $69.2 million and $20.0 million for electricity and natural gas, respectively, compared to $46.5 million and $13.9 million, respectively, for the three months ended October 31, 2006. Electricity costs averaged $0.097 per kWh for the three months ended October 31, 2007 compared to $0.102 per kWh for the three months ended October 31, 2006. Direct energy costs for natural gas averaged $6.66 per DTH for the three months ended October 31, 2007 as compared to $6.62 per DTH for the three months ended October 31, 2006.

Gross Profit

Gross profit increased $6.3 million, or 63.0% to $16.4 million for the three months ended October 31, 2007 from $10.1 million for the three months ended October 31, 2006. Gross profit from electricity increased $6.6 million to $15.0 million for the three months ended October 31, 2007 from $8.4 million for the three months ended October 31, 2006, reflecting the impact of customer growth in Texas and Maryland. Gross profit from natural gas decreased $0.3 million to $1.4 million for the three months ended October 31, 2007, from $1.7 million for the three months ended October 31, 2006 primarily due to the impact of much lower margins relating to the HESCO customers due to unusually high transportation charges, primarily in Florida.

Selling and Marketing Expenses

Selling and marketing expenses increased to $3.9 million for the three months ended October 31, 2007 from $2.2 million for the three months ended October 31, 2006, reflecting the impact of higher telemarketing, third-party commissions and direct mail costs related to the Company’s increased customer acquisition initiatives, and an increase in personnel and consultants to support these initiatives.

General and Administrative Expenses

General and administrative expenses increased to $13.5 million for the three months ended October 31, 2007 from $7.8 million for the three months ended October 31, 2006. Of the $5.7 million increase, $2.8 million was attributable to an increase in the bad debt provision, primarily a result of the rapid growth in revenue in Texas from $10.3 million to $47.6 million, respectively. In addition, regulatory changes in Texas surrounding customer credit checking procedures, customer disconnection processes and billing delays led to an increase in receivable balances and delinquency at quarter end. The remaining $2.9 million was attributable to an increase in personnel costs relating to higher customer service and information technology staff to support increased customer acquisition initiatives, an increase in professional service fees resulting from the Company’s review of its strategic alternatives, and depreciation and amortization expenses.

Income Taxes

No provision for, or benefit from, income taxes was recorded for the three months ended October 31, 2007 or the three months ended 2006. We provided valuation allowances equal to our calculated tax due to the amount of the Company’s net operating loss carryforwards and the related uncertainty that we would realize these tax benefits in the foreseeable future. At October 31, 2007, the Company had net operating loss carryforwards of approximately $8.5 million and $11.3 million for federal and state income tax purposes, respectively.

The Company adopted the provisions of FIN 48 in August 2007; however, this implementation had no impact on the Company’s financial statements.

Liquidity and Capital Resources

The following table summarizes our liquidity measures:

	(Dollars in Thousands)
	October 31, 2007	July 31, 2007
Cash and cash equivalents	$5,442	$6,559
Short-term borrowings	$12,400	—
Working capital	$39,342	$38,863
Current ratio (current assets to current liabilities)	1.8:1.0	1.8:1.0
Restricted cash	$10,104	$10,457
Letters of credit outstanding	$11,609	$19,334

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the three months ended October 31, 2007 and 2006 (in thousands):

	Three Months Ended
	October 31, 2007	October 31, 2006
Net cash provided by (used in):
Operating activities	$(13,018)	$(9,488)
Investing activities	(852)	(5,747)
Financing activities	12,753	380
Net decrease in cash and cash equivalents	$(1,117)	$(14,855)

Our principal sources of liquidity to fund ongoing operations have been existing cash and cash equivalents on hand, cash generated from operations, our credit facility and credit extended by our suppliers (both secured and unsecured). Based on our current cash flow estimates, we have alerted our Credit Facility Lender that we may, during the current quarter, seek a temporary waiver of certain conditions contained in our credit facility, similar to concessions previously obtained on a temporary basis. This waiver would likely take the form of eliminating or reducing temporarily the required excess availability of $2.5 million and possibly other concessions. We expect to need to add to our capital resources in fiscal 2008: (1) to meet the credit facility requirement to have $10 million in excess availability at all times on and after July 1, 2008, and (2) if we expand our business, either from internal growth or acquisition, if energy prices increase materially, or if energy industry volatility and/or uncertainty create additional credit requirements.

Cash used in operating activities for the three months ended October 31, 2007 was $13.0 million, compared to cash used in operations of $9.5 million in the three months ended October 31, 2006. For the three months ended October 31, 2007, cash used in operating activities was comprised primarily of a net loss of $1.1 million, increases in accounts receivable, net of $0.7 million (including a provision of $3.7 million for bad debts); inventory of $3.5 million and a decrease in accounts payable of $6.9 million. The larger changes in accounts payable and inventory were primarily due to seasonality as higher summer power supply costs declined going into the fall months and inventories were building in anticipation of the winter heating season. For the three months ended October 31, 2006, cash used in operating activities was comprised primarily of increases in accounts receivable of $6.9 million (net of provision for bad debts of $0.9 million) primarily due to the HESCO customer list acquisition, a seasonal increase in inventory of $2.7 million, and a seasonal decrease in accounts payable of $3.3 million. This was offset by an increase of $2.4 million in accrued liabilities and other.

Cash used in investing activities was $0.9 million for the three months ended October 31, 2007, compared to $5.7 million used in investing activities in the three months ended October 31, 2006. The cash used in investing activities for the three months ended October 31, 2007 was spent for the upgrades in our key customer billing, risk management and customer contact platforms. The cash used in the three months ended October 31, 2006 was primarily for upgrades in the previously discussed platforms and for the purchase of the HESCO customer list for $4.2 million.

  Cash provided by financing activities for the three months ended October 31, 2007 was $12.8 million, an increase of $12.4 million in short-term borrowings under our credit facility, compared to $0.4 provided by financing activities for the three months ended October 31, 2006. The increase in borrowings was used to fund operations in the three months ended October 31, 2007; during the three months ended October 31, 2006, we funded operations with available cash.

At October 31, 2007, the Company had approximately $2.5 million of remaining availability under our credit facility.  As it is industry practice to pay energy bills toward the end of the month, the remaining availability at the end of a month is lower than most other times during a month.

Credit terms from our suppliers may require us to post collateral against our energy purchases and against our mark-to-market exposure with them. As of October 31, 2007, we had $10.1 million in restricted cash primarily in connection with a $10 million requirement of our credit facility. This cash was released in the Sixth Amendment to the credit facility discussed below. We also have $5.7 million in deposits pledged as collateral to our energy suppliers in connection with energy purchase agreements.

As of October 31, 2007, cash and cash equivalents decreased to $5.4 million compared with $6.5 million at July 31, 2007. This decrease of $1.1 million was used primarily to fund seasonal inventory growth. Restricted cash and cash equivalents at October 31, 2007 was $15.5 million, compared to $17.0 million at July 31, 2007, for a decrease of $1.5 million for the same reason.

Credit Facility

In June 2006, the Company entered into a Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance Corporation (Western), or the Agent, for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is limited by a calculated borrowing base consisting of the majority of the Company’s cash on deposit with the Agent and the Company’s receivables and natural gas inventories. As of October 31, 2007, letters of credit issued under the Credit Facility totaled $11.6 million, and outstanding borrowings were $12.4 million. At October 31, 2007, the Company had approximately $5.0 million of remaining availability under our credit facility, using the amended provisions from the Sixth Amendment, as discussed below. As it is industry practice to pay energy bills toward the end of the month, the remaining availability at the end of a month is lower than most other times during a month. Fees for letters of credit issued range from 1.50 to 1.75 percent per annum, depending on the level of Excess Availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.

The Credit Facility contains covenants, subject to specific exceptions, restricting the Company  from: (i) incurring additional indebtedness; (ii) granting certain liens; (iii) disposing of certain assets; (iv) making certain restricted payments; (v) entering into certain other agreements; and (vi) making certain investments. The Credit Facility also restricts our ability to pay cash dividends on our common stock. We were also required to maintain a minimum of $10 million of Eligible Cash Collateral, as defined in the Credit Facility, at all times.

From September 2006 through September 2007, the Company has entered into five amendments and a modification to the Loan and Security Agreement with the Agent, several of which involved waivers of prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, capital expenditures and notification requirements (First Amendment), maintenance and deferral of prospective compliance, of minimum Fixed Charge Coverage Rates and maintenance of the minimum Excess Availability Ratio (Second and Third Amendments). In addition, in the First Amendment, the Agent and Lender agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce to consummate the HESCO acquisition of customers. In the Fourth Amendment, the amount allowable under the Credit Facility’s capital expenditures covenant was increased to $6.0 million. In the Second, Third and Fifth Amendment and in the Modification Agreement, each addressed reducing and/or restructuring the Excess Availability covenant in the Credit Facility to accommodate Commerce’s business. In the Modification Agreement, the Agent and the Lenders also permitted Commerce for a period from September 20, 2007 to October 5, 2007 to exceed its Gross Borrowing Base, as defined in the Agreement.

The Sixth Amendment, executed on November 16, 2007, revised several provisions of the Credit Facility including (i) revising the Fixed Charge Coverage Ratio covenant and adding a new minimum EBITDA financial covenant; (ii) adjusting the amount of excess availability required to $2.5 million at all times prior to July 1, 2008 at which time it becomes $10 million; (iii) eliminating the previously-required provision to maintain $10 million of Eligible Cash Collateral on deposit; and (iv) extending the term of the Credit Facility for one year to June 2010.

Supply Agreements

Tenaska Power Services Co.

In August 2005, the Company and Commerce entered into several agreements with Tenaska Power Services Co., or Tenaska, for the supply of the majority of Commerce’s wholesale electricity supply needs in Texas, utilizing a commercially standard master power purchase and sale, lockbox, security and guaranty agreements. The Company’s Texas customers pay into a designated account that is used to pay Tenaska for the electricity. Tenaska also extends credit to the Company to buy wholesale electricity supply secured by funds pledged by the Company in the lockbox, its related accounts receivables and customers contracts. The Company entered into a guaranty agreement, pursuant to which it, as the parent company of Commerce, unconditionally guaranteed to Tenaska full and prompt payment of all indebtedness and obligations owed to Tenaska. Tenaska has agreed to provide credit to Commerce in an amount not to exceed $22 million. At October 31, 2007, Tenaska had extended approximately $14.8 million of trade credit to the Company. Tenaska also serves as the Company’s exclusive provider of qualified scheduling services and marketing services in the region of Texas administered by the Electric Reliability Council of Texas.

Pacific Summit Energy LLC

In September 2006, the Company and Commerce entered into several agreements with Pacific Summit LLC, or Pacific Summit, for the supply of natural gas to serve end-use customers that we acquired in connection with the HESCO acquisition, utilizing a base contract for the purchase and sale of natural gas, an operating, lockbox control and security agreements. Under the agreements, these customers remit their payments into the lockbox used to pay Pacific Summit for natural gas supplies. Pacific Summit also extends credit to the Company to buy wholesale natural gas supplies, secured by funds pledged by the Company in the lockbox, its related accounts receivable and a $3.5 million letter of credit. Under the security agreement, Commerce agreed to maintain a minimum deposit amount in the lockbox account. The security agreement also provided for monthly withdrawals from the lockbox account, with payments to be made first to Pacific Summit for amounts due and payable, and second to Commerce for amounts exceeding the adjusted minimum deposit amount, as defined in the security agreement. At October 31, 2007, Pacific Summit had extended approximately $9.5 million of trade credit to the Company under this arrangement.

Contractual Obligations

As of October 31, 2007, we had commitments of $30.4 million for energy purchase, transportation and capacity contracts. These contracts are with various suppliers and extend through December 2008.

Letters of Credit and Surety Bonds

As of October 31, 2007, $11.6 million of letters of credit have been issued to energy suppliers and others pursuant to the terms of our Credit Facility and $6.0 million in surety bonds have been issued.

Critical Accounting Policies and Estimates

  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to the consolidated financial statements. The accounting policies discussed below are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

•
Accounting for Derivative Instruments and Hedging Activities— We purchase substantially all of our power and natural gas under forward physical delivery contracts for supply to our retail customers. These forward physical delivery contracts are defined as commodity derivative contracts under Statement of Financial Accounting Standard, or SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Using the exemption available for qualifying contracts under SFAS No. 133, we apply the normal purchase and normal sale accounting treatment to a majority of our forward physical delivery contracts. Accordingly, we record revenue generated from customer sales as energy is delivered to our retail customers and the related energy cost under our forward physical delivery contracts is recorded as direct energy costs when received from our suppliers. We use financial derivative instruments (such as swaps, options and futures) as an effective way of assisting in managing our price risk in energy supply procurement. For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, we elect cash flow hedge accounting, where appropriate.

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

With most electricity and natural gas customers, we have the ability to change prices with short notice; and, therefore, the impact on gross profits from increases in energy prices is not material for these customers. However, sharp and sustained price increases could result in customer attrition without corresponding price increases by local utilities and other competitors. Approximately 55% of our electricity customers and 33% of our natural gas customers are subject to multi-month fixed priced unhedged contracts and, accordingly a $10 per megawatt hour increase in the cost of purchased power and a $1.00 per mmbtu increase in the cost of purchased natural gas could result in an estimated $3,786,000 decrease in gross profit for power, and an estimated $1,018,000 decrease in gross profit for natural gas, respectively, for fiscal 2008.

Credit Risk

Our primary credit risks are exposure to our retail customers for default on their contractual obligations. Given the high credit quality of the majority of our energy suppliers, credit risk resulting from failure of our suppliers to deliver or perform on their contracted energy commitments is not considered significant.

The retail credit default or nonpayment risk is managed through established credit policies which actively require screening of customer credit prior to contracting with a customer, potentially requiring deposits from customers and/or actively discontinuing business with customers that do not pay as contractually obligated.  At times, the Company is limited in the types of credit policies which it may implement by applicable state rules and regulation in a market in which we sell energy.  Retail credit quality is dependent on the economy and the ability of our customers to manage through unfavorable economic cycles and other market changes. If the business environment were to be negatively affected by changes in economic or other market conditions, our retail credit risk may be adversely impacted.

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

Interest Rate Risk

As we had no long-term debt outstanding at October 31, 2007, our only exposure to interest rate risks is limited to short-term borrowings and our investment of excess cash balances in interest-bearing instruments. As our borrowings are only short-term and are adjusted to market rates on a recurring basis, we do not believe we have interest rate risk on these borrowings. We generally invest cash equivalents in short-term credit instruments consisting primarily of high credit quality, short-term money market funds and insured, re-marketable government agency securities with interest rate reset maturities of 90 days or less. We do not expect any material loss from our investments and we believe that our potential interest rate exposure is not material. As our practice has been, and currently continues to be, to only invest in high-quality debt instruments with maturities or remarketing dates of 90 days or less, we currently are not materially susceptible to interest rate risk on our investments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Interim Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that all information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to our Form 10-K for the year ended July 31, 2007, or the Form 10-K, for a summary of our previously reported legal proceedings. Since the date of the Form 10-K, there have been no material developments in previously reported legal proceedings, except as set forth below.

As previously reported in the Company’s current report on Form 8-K filed with the SEC on December 4, 2007, the Company entered into a Settlement Agreement with Lawrence Clayton, Jr., the former Senior Vice President, Chief Financial Officer and Secretary of the Company on November 29, 2007, which became effective on December 7, 2007, the eighth day after it was executed. As previously disclosed, on July 23, 2007, the Company terminated Mr. Clayton’s employment, effective July 25, 2007.

The Settlement Agreement was the result of a successful mediation of an outstanding dispute between Mr. Clayton and the Company relating to the basis for his termination. The principal relief sought by Mr. Clayton was a lump sum payment of approximately $1.6 million. The Settlement Agreement provides for the Company to make a lump-sum settlement payment to Mr. Clayton of $400,000 on January 2, 2008. Of the aggregate amount of the settlement payment, all but $120,000 is covered by insurance. Each party to the Settlement Agreement agreed to mutual general releases of all claims that the parties may have against each other.

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

Item 1A. Risk Factors.

There have been no significant changes to the risk factors disclosed in the Form 10-K, except as described below:

Credit facility waiver

Based on our current cash flow estimates, we have alerted our Credit Facility Lender that we may, during the current quarter, seek a temporary waiver of certain conditions contained in our credit facility, similar to concessions previously obtained on a temporary basis. This waiver would likely take the form of eliminating or reducing temporarily the required excess availability of $2.5 million and possibly other concessions. There is no assurance that such a waiver, if needed, will be granted.

We need additional capital in the future and it may not be available on acceptable terms, or not at all.

We expect to need to add to our capital resources in fiscal 2008: (1) to meet the credit facility requirement to have $10 million in excess availability at all times on and after July 1, 2008, and (2) if we expand our business, either from internal growth or acquisition, if energy prices increase materially, or if energy industry volatility and/or uncertainty create additional credit requirements.  If such additional capital funds are not available when required or on acceptable terms, our business and financial results could suffer.

We may be subject to claims or liabilities in connection with certain regulatory and refund proceedings which could have a material adverse effect on our business and our stock price.

California Refund Proceeding.  In 2001, FERC ordered an evidentiary hearing (Docket No. EL00-95) to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the California Independent System Operator Corporation, or CAISO, and the California Power Exchange or CPX, during the period October 2, 2000 through June 20, 2001, or the Refund Period. Among other holdings in the case, FERC determined that the Automated Power Exchange or the APX, and its market participants could be responsible for, or entitled to, refunds for transactions completed in the CAISO and the CPX spot markets through APX. FERC has not issued a final order determining “who owes how much to whom” in the California Refund Proceeding, and it is not clear when such an order will be issued. As previously disclosed, APX and its market participants have entered into a settlement that resolves how refunds owed to APX will be allocated among its market participants, including the Company. Under the APX Settlement and Release of Claims dated January 5, 2007, we received $6.5 million, $5.1 million in August and $1.4 million in August.

In the course of the California Refund Proceeding, FERC has issued dozens of orders. Most have been taken up on appeal before the United States Court of Appeals for the Ninth Circuit or the Ninth Circuit, which has issued opinions on some issues in the last several years. These cases are described below under Lockyer v. FERC and CPUC v. FERC.

Lockyer v. FERC.   On September 9, 2004, the Ninth Circuit issued a decision on the California Attorney General’s challenge to the validity of FERC’s market-based rate system. This case was originally presented to FERC upon complaint that the adoption and implementation of market based rate authority was flawed. FERC dismissed the complaint after sellers refilled reports of sales in the CAISO and the CPX spot markets and bilateral sales to the California Department of Water Resources during 2000 and 2001. The Ninth Circuit upheld FERC’s authority to authorize sales of electric energy at market-based rates, but found that the requirement that sales at market-based rates be reported quarterly to FERC for individual transactions is integral to a market-based rate regime. The State of California, among others, has publicly interpreted the decision as providing authority to FERC to order refunds for different time frames and based on different rationales than are currently pending in the California Refund Proceedings, discussed above in “California Refund Proceeding.” The decision remands to FERC the question of whether, and in what circumstances, to impose refunds or other remedies for any alleged failure to report sales transactions to FERC. On December 28, 2006, several energy sellers filed a petition for a writ of certiorari to the U.S. Supreme Court. The U.S. Supreme Court denied the petition. We cannot predict the scope or nature of, or ultimate resolution of this case.

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

Following the 9th Circuit's remand of the Lockyer proceeding back to FERC, the People of the State of California, ex rel. Edmund G. Brown Jr., Attorney General, the California Electricity Oversight Board, the Public Utilities Commission of the State of California, Pacific Gas and Electric Company, and Southern California Edison, (collectively, the “California Parties”) had requested the Commission hold the Lockyer remand proceeding in abeyance.   The California Parties have requested the FERC to hold in abeyance its remand proceeding in Lockyer, pending the remands in CPUC and Port of Seattle; these two cases are before the 9th Circuit.

Although we have not been named as a defendant in any of the foregoing proceedings, it is possible that we will be named as a defendant in these or other related proceedings in the future and may, as a consequence, be exposed to claims or liabilities for transactions outside the Refund Period. At this time, the ultimate financial outcome is unclear. If our past or present operations are found to be in violation of applicable laws or governmental regulations, we may be subject to curtailment or restructuring of our operations, and penalties, damages and fines, some of which may not be covered by insurance. We may also be subject to adverse publicity. Similarly, if our power suppliers are found to be non-compliant with applicable laws, they may be subject to penalties, sanctions or curtailing or restructuring of their operations, which could also have a negative impact on us. The risk of our being found in violation of certain applicable laws is increased by the fact that many applicable laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions may be open to a variety of interpretations. Any action against us for violation of applicable laws and regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. In addition to adversely impacting our business and prospects, adverse publicity could materially adversely affect our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three month period ended October 31, 2007, the Company repurchased 30,000 shares of restricted common stock from a former executive officer of the Company pursuant to the terms of the Company’s 1999 Equity Incentive Plan as set forth in the table below:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
2007
August 1 - 31	0	N/A	0
September 1 - 30	0	N/A	0
October 1 - 31	30,000	$0.001	0
Total	30,000	$0.001	0	0

(a)	These shares were repurchased pursuant to the Company’s 1999 Equity Incentive Plan and the terms of a restricted stock agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

Effective December 13, 2007, the Board of Directors of the Company approved the Second Amended and Restated Bylaws of the Company. These amended and restated bylaws amend Section 6.1 of Article VI of the Amended and Restated Bylaws of the Company to permit the Board of Directors to provide for the issuance and transfer of uncertificated shares of the Company’s stock. These amended and restated bylaws have been adopted in response to the American Stock Exchange’s requirement that companies be eligible, by January 1, 2008, to participate in a direct registration system. The direct registration system allows shareholders to own and transact shares in electronic (book-entry) form without the issuance of physical certificates.

The foregoing description of the Second Amended and Restated Bylaws of the Company does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Bylaws of the Company, a copy of which are filed as Exhibit 3.3 hereto and incorporated herein by reference.

Completion of Review of Strategic Alternatives

  The Company announced that it had completed its review of the Company's strategic alternatives assisted by its financial advisor, RBC Capital Markets, and determined that, its best course of action to maximize shareholder value is to focus on continued execution of its business plan.  This decision was the result of a detailed review of the Company's major strategic alternatives, including a sale of the Company  After this review, the Company has determined that, in light of its present business model and its future opportunities, it can deliver the highest shareholder value by remaining a stand-alone company at this time.

Chairman of the Board of Directors

The Board of Directors of the Company decided on December 14, 2007 to rotate the position of Chairman of the Board. Dennis R. Leibel, a current member of the Board, assumed the position of Chairman, formerly held by Robert C. Perkins. Mr. Perkins will remain on the Board and will continue to Chair the Audit Committee. Our Board of Directors has determined that both Mr. Leibel and Mr. Perkins are “independent,” as defined under the rules of the SEC and the American Stock Exchange.

Annual Meeting of Stockholders

The Annual Meeting of Stockholders relating to the Fiscal Year Ended July 31, 2007, or the Annual Meeting, will be held at 10:00 a.m. Pacific Time, on March 27, 2008, at the Hilton Costa Mesa Hilton, located at 3050 Bristol Street, Costa Mesa, California.

Submission of Director Nominations and Stockholder Proposals for the Annual Meeting

Nominations for Directors

No person will be eligible for election as a director unless nominated in accordance with the provisions of the Company’s Nomination Bylaw. Nominations of persons for election to the Board of Directors may be made by (a) the Board of Directors or a committee appointed by the Board of Directors or (b) any stockholder who (i) is a stockholder of record at the time of giving the notice provided for in the Nomination Bylaw, (ii) will be entitled to vote for the election of directors at the annual meeting and (iii) complies with the notice procedures set forth in the Nomination Bylaw.

Nominations by stockholders must be made in written form to the Secretary of the Company. Under the Nomination Bylaw, to be timely for an annual meeting, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not more than 120 days nor less than 90 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of an annual meeting is changed by more than 30 days before or 70 days after such anniversary date, then for the notice by the stockholder to be timely, it must be received by us no earlier than 120 days prior to such annual meeting nor later than 90 days prior to such annual meeting or the 10th day following the day on which public announcement of the date of the meeting is first made.

Therefore, in order to be timely for the Annual Meeting, a stockholder’s notice must have been delivered to or mailed and received at our principal executive offices not earlier than September 27, 2007 and not later than October 27, 2007.

Stockholder Proposals

Under the terms of the Stockholder Proposal Bylaw, to be properly brought before an annual meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors; (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors; (c) otherwise properly brought before an annual meeting by a stockholder. For business (other than the nomination of directors, which is governed by the Nomination Bylaw) to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company.

To be timely, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that if the annual meeting is not held within 30 days before or 70 days after such anniversary date, then for the notice by the stockholder to be timely, it must be so received no earlier than 120 days before such annual meeting nor later than 90 days before such annual meeting or the 10th day following the date on which the notice of the meeting was mailed or such public disclosure was made, whichever occurs first. Under the Stockholder Proposal Bylaw, in order to be timely for the Annual Meeting, a stockholder’s notice regarding a proposal must have been delivered to or mailed and received at our principal executive offices not earlier than September 27, 2007 and not later than October 27, 2007.

If you want us to consider including a proposal in the Company’s proxy materials relating to the Annual Meeting in accordance with SEC Rule 14a-8, you must submit such proposal to the Company no later than December 31, 2007. If such proposal is in compliance with all of the requirements of Rule 14a-8, and not otherwise excludable under Rule 14a-8, we will include it in the proxy statement and set it forth on the form of proxy issued for such annual meeting of stockholders. As the rules of the SEC make clear, simply submitting a proposal does not guarantee that it will be included. You should direct any such stockholder proposal to the attention of the Secretary of the Company at our address set forth on the first page of this proxy statement.

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

3.3	Second Amended and Restated Bylaws of Commerce Energy Group, Inc.
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

10.3*
Amendment No. 1 to Employment Agreement dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on October 29, 2007 as Exhibit 10.53 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.4*
Separation Agreement and General Release dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on October 29, 2007 as Exhibit 10.57 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.5
Sixth Amendment to Loan and Security Agreement, dated November 16, 2007, by and among Commerce Energy, Inc., Commerce Energy Group, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender and The CIT Group/Business Credit, Inc., as Lender, previously filed with the SEC on November 20, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.6*
Settlement Agreement and General Release, dated November 29, 2007, by and among Commerce Energy, Inc., Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on December 4, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

Date: December 17, 2007                                                                           By:           /s/ STEVEN S. BOSS
Steven S. Boss
Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2007                                                                           By:      /s/ J. ROBERT HIPPS
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

3.3	Second Amended and Restated Bylaws of Commerce Energy Group, Inc.
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

10.3*
Amendment No. 1 to Employment Agreement dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on October 29, 2007 as Exhibit 10.53 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.4*
Separation Agreement and General Release dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on October 29, 2007 as Exhibit 10.57 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.5
Sixth Amendment to Loan and Security Agreement, dated November 16, 2007, by and among Commerce Energy, Inc., Commerce Energy Group, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender and The CIT Group/Business Credit, Inc., as Lender, previously filed with the SEC on November 20, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.6*
Settlement Agreement and General Release, dated November 29, 2007, by and among Commerce Energy, Inc., Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on December 4, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

•	Indicates management contract or compensatory plan.

Exhibit 31.1

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a)
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven S. Boss, Chief Executive Officer of Commerce Energy Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended October 31, 2007 of Commerce Energy Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: December 17, 2007                                                                           By:             /s/ STEVEN S. BOSS
Steven S. Boss
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a)
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Robert Hipps, Interim Chief Financial Officer of Commerce Energy Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended October 31, 2007 of Commerce Energy Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: December 17, 2007                                                                           By:          /s/ J. ROBERT HIPPS
J. Robert Hipps
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
RULE 13(a)-14(b) AND 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commerce Energy Group, Inc. (the “Company”) on Form 10-Q for the quarterly period ended October 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven S. Boss, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 17, 2007                                                                           By:             /s/ STEVEN S. BOSS
Steven S. Boss
Chief Executive Officer
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
RULE 13(a)-14(b) AND 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commerce Energy Group, Inc. (the “Company”) on Form 10-Q for the quarterly period ended October 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. Robert Hipps, Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 17, 2007                                                                           By:         /s/ J. ROBERT HIPPS
J. Robert Hipps
Interim Chief Financial Officer
(Principal Financial Officer)