Form 10-Q
period 2008-01-31
COMMERCE ENERGY GROUP, INC.
filed 2008-03-14
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___  to ___

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

Yes ☑ No 
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No ☑

    As of March 11, 2008, 30,375,618 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

COMMERCE ENERGY GROUP, INC.

Form 10-Q

For the Period Ended January 31, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net revenue	$108,392	$92,644	$213,990	$163,152
Direct energy costs	89,126	78,112	178,336	138,563
Gross profit	19,266	14,532	35,654	24,589
Selling and marketing expenses	4,260	2,607	8,192	4,845
General and administrative expenses	15,973	9,637	29,433	17,484
Income(loss) from operations	(967)	2,288	(1,971)	2,260
Other income (expense):
Interest income	87	251	317	662
Interest expense	(369)	—	(682)	—
Total other income and expenses	(282)	251	(365)	662
Net income (loss)	$(1,249)	$2,539	$(2,336)	$2,922
Income (loss) per common share:
Basic	$(0.04)	$0.09	$(0.08)	$0.10
Diluted	$(0.04)	$0.09	$(0.08)	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 31, 2008	July 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$5,637	$6,559
Accounts receivable, net	72,915	65,231
Natural gas inventory	4,118	5,905
Prepaid expenses and other	8,583	7,224
Total current assets	91,253	84,919

Restricted cash and equivalents	—	10,457
Deposits and other	1,886	1,906
Property and equipment, net	9,710	8,662
Goodwill	4,247	4,247
Other intangible assets, net	5,506	6,385
Total assets	$112,602	$116,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Energy and accounts payable	$34,156	$37,926
Short-term borrowings	3,000	—
Accrued liabilities	6,095	8,130
Total current liabilities	43,251	46,056

Commitments and contingencies

Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 30,396 (unaudited) issued and outstanding at January 31, 2008 and 30,383 at July 31, 2007	60,883	60,599
Other comprehensive income (loss)	60	(823)
Retained earnings	8,408	10,744
Total stockholders’ equity	69,351	70,520
Total liabilities and stockholders’ equity	$112,602	$116,576

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended January 31,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(2,336)	$2,922
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,167	714
Amortization	880	764
Amortization of deferred loan costs	82	244
Provision for doubtful accounts	9,855	2,200
Stock-based compensation	283	266
Changes in operating assets and liabilities:
Accounts receivable, net	(17,539)	(23,918)
Inventory	1,787	617
Prepaid expenses and other	(1,380)	1,303
Energy and accounts payable	(3,771)	(2,147)
Accrued liabilities and other	(1,192)	630
Net cash used in operating activities	(12,164)	(16,405)

Cash Flows From Investing Activities
Purchase of property and equipment	(2,215)	(2,322)
Purchase of intangible assets	—	(4,217)
Sale of intangibles — customer contracts sold	—	756
Net cash used in investing activities	(2,215)	(5,783)

Cash Flows From Financing Activities
Short-term borrowings	3,000	—
Credit line commitment fee	—	17
Decrease in restricted cash	10,457	6,522
Net cash provided by financing activities	13,457	6,539

Decrease in cash and equivalents	(922)	(15,649)
Cash and equivalents at beginning of period	6,559	22,941
Cash and equivalents at end of period	$5,637	$7,292

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$601	$17
Income taxes	$118	$5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of January 31, 2008 and for the three and six months ended January 31, 2008 and 2007 of Commerce Energy Group, Inc., or the Company, include its two wholly-owned subsidiaries: Commerce Energy, Inc., or Commerce, and Skipping Stone Inc. All material inter-company balances and transactions have been eliminated in consolidation. As used herein and unless the context requires otherwise, the reference to the Company refers to Commerce Energy Group, Inc. and its subsidiaries.

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these condensed consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated statements of operations, balance sheets, and statements of cash flows for the interim periods presented herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.

Uses of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical experience as well as management’s future expectations. As a result, actual results could materially differ from management’s estimates and assumptions. In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies accounting policies as disclosed in the notes to the condensed consolidated financial statements. The accounting policies relating to accounting for derivatives and hedging activities, inventory, independent system operator costs, allowance for doubtful accounts, revenue and unbilled receivables, and customer acquisition costs are those that considered to be the most critical to an understanding of the Company’s financial statements because their application places the most significant demands on management’s ability to assess the effect of inherently uncertain matters on financial results.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the comparative prior fiscal period have been reclassified to be consistent with the current fiscal period’s presentation.

Revenue Recognition

Energy revenues are recognized as the electricity and natural gas are delivered to the Company’s customers.

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007

Retail electricity sales	$68,835	$50, 810	$153,061	$105,653
Retail natural gas sales	39,557	41,834	60,929	57,499
Net revenue	$108,392	$92,644	$213,990	$163,152

 The Company purchases electricity and natural gas utilizing forward physical delivery contracts based on the projected usage of

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

its customers.

Stock-Based Compensation

The total compensation cost associated with stock options and restricted stock for the three and six months ended January 31, 2008 was $94 and $283, respectively, and for the three and six months ended January 31, 2007 were $132 and $266 respectively. These costs are included in general and administrative expenses. In October 2007, the Company’s Senior Vice President and General Counsel resigned. His separation agreement provided for the forfeiture of 10,000 shares of his 60,000 unvested, restricted stock. The remaining 50,000 unvested shares were accelerated to vest on January 2, 2008, which incurred additional compensation cost of $93 through October 31, 2007.

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

	Six Months Ended January 31,

	2008	2007
Weighted-average risk-free interest rate	3.67%	4.8%
Average expected life in years	3.67	4.44
Expected dividends	None	None
Expected volatility	0.74	0.73

A summary of option activity under the Company’s stock option plans, during the six months ended January 31, 2008 is presented below.

	Options Outstanding
	Number of Shares (in Thousands)	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding as of July 31, 2007	6,983	$1.00-$3.75	$2.33
Options expired	(757)	$2.75	$2.75
Options forfeited	(45)	$2.56	$2.56
Options outstanding as of January 31, 2008 (1)	6,181	$1.00-$3.75	$2.28

(1)	Options exercisable and outstanding as of January 31, 2008 were 6,181 with weighted average exercise price of $2.28 and an aggregate intrinsic value of $28.

As of January 31, 2008, there was no unrecognized compensation cost relating to unvested outstanding stock options as all options were vested. The total unrecognized compensation cost relating to unvested restricted stock was $235 and will be recognized over the period of February 2008 through November 2009. For the three and six months ended January 31, 2008, 55,000 shares of restricted stock was issued. A total of 183,334 unvested restricted shares were outstanding as of January 31, 2008, with a total market value of $941. These restricted shares vest in accordance with the terms of various written agreements. At January 31, 2008, 978,334 shares of the Company’s common stock may be issued pursuant to awards under the Company’s 2006 Stock Incentive Plan.

Income Taxes

The Company has established valuation allowances to reserve its net deferred tax assets due to the uncertainty that the Company will realize the related tax benefits in the foreseeable future. At January 31, 2008, the Company had net operating loss carryforwards of approximately $10.9 million and $12.9 million for federal and state income tax purposes, respectively.

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

The Company may be audited by applicable federal and various state taxing authorities in which the Company previously filed tax returns beginning with fiscal 2002:

Jurisdictions	Tax Years	Jurisdictions	Tax Years
Federal	2003-2006	Ohio	2003-2006
California	2002-2006	Pennsylvania	2004-2006
Florida	2005-2006	Texas	2002-2006
Maryland	2003-2006	Virginia	2003-2006
Massachusetts	2003-2006	Wisconsin	2006
Michigan	2002-2006	Georgia	2006
Missouri	2003-2006	Kentucky	2006
New Jersey	2002-2006	City of Philadelphia	2003-2006
New York	2003-2006

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

The components of comprehensive income are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net income (loss)	$(1,249)	$2,539	$(2,336)	$2,922
Changes in fair value of cash flow hedges	95	(131)	883	(2,728)
Comprehensive income (loss)	$(1,154)	$2,408	$(1,453)	$194

Accumulated other comprehensive income (loss) included in stockholders’ equity totaled $60 and $(823) at January 31, 2008 and July 31, 2007, respectively.

Segment Reporting

The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. These members of senior management currently manage the Company’s business, assess its performance, and allocate its resources as the single operating segment of energy retailing.

Accounts Receivable, Net

Accounts receivable, net, is comprised of the following:
	January 31, 2008	July 31, 2007
Billed	$61,355	$44,693
Unbilled	25,780	24,963
	87,135	69,656
Less allowance for doubtful accounts	(14,220)	(4,425)
Accounts receivable, net	$72,915	$65,231

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

Inventory

Inventory consists of natural gas in storage as required by obligations under customer choice programs. Inventory is stated at the lower of weighted-average cost or market.

New Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes”. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The Company adopted FIN 48 during the first quarter of fiscal year 2008, and the adoption had no impact on its financial statements.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

Note 2. Liquidity

The Company believes that it will require additional capital resources in fiscal 2008 to: (1) meet its credit facility requirement to have $10 million in excess availability at all times on and after July 1, 2008, (2) fund expansion of the Company’s business, either from internal growth or acquisition, (3) add liquidity if energy prices increase materially, and (4) respond to increased energy industry volatility and/or uncertainty that create additional funding requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

The following is a reconciliation of the numerator, income (loss), and the denominator, (common shares in thousands), used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(1,249)	$2,539	$(2,336)	$2,922
Net income (loss) applicable to common stock —basic and diluted	$(1,249)	$2,539	$(2,336)	$2,922

Denominator:
Weighted-average outstanding common shares — basic	30,397	29,687	30,391	29,663
Effect of stock options	—	34	—	30
Weighted-average outstanding common shares — diluted	30,397	29,721	30,391	29,693

Note 4. Market and Regulatory

The Company currently serves electricity customers in six states across 12 utility markets and gas customers in seven states across 13 utility markets and collectively operates in ten states with authority to operate in an additional four states. Regulatory requirements are determined at the individual state level and administered and monitored by the Public Utility Commission, or PUC, of each state. Operating rules and tariff filings by states and by utility markets can significantly impact the viability of the Company’s sales and marketing plans and its overall operating and financial results.

Note 5. HESCO Customer Acquisition

Effective September 1, 2006, the Company acquired from Houston Energy Services Company, L.L.C., or HESCO certain assets consisting principally of contracts with end-use customers in California, Florida, Nevada, Kentucky, and Texas consuming approximately 12 billion cubic feet of natural gas annually. The acquisition price of approximately $4.1 million in cash and $0.2 million in assumption of liabilities was allocated to customer contracts and is being amortized over an estimated life of four years.

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

Certain other aspects of the California Refund Case which may affect the Company remain pending. The Company cannot at this time predict whether, or to what extent, these proceedings will have an impact on its financial results.

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

The amounts recorded in Accumulated OCI at January 31, 2008 and July 31, 2007 related to cash flow hedges are summarized in the following table:

	January 31, 2008	July 31, 2007
Current assets	$60	$—
Current liabilities	—	(671)
Deferred gains/(losses)	—	(152)
Hedge ineffectiveness	—	—
Accumulated other comprehensive income (loss)	$60	$(823)

Certain financial derivative instruments (such as swaps, options and futures), designated as fair-value hedges, economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded currently in operating income (loss) and as a current or long-term derivative asset or liability depending on their term. The subsequent changes in the fair value of these contracts may result in operating income (loss) volatility as the fair value of the changes is recorded on a net basis in direct energy cost in the consolidated statement of operations for each fiscal period. For the three and six months ending January 31, 2008, the impact of financial derivatives accounted for as mark-to-market resulted in a gain of $386 and a loss of $17, respectively, and resulted mostly from economic hedging related to the Company’s natural gas portfolio. The notional value of all derivatives accounted for as mark-to-market which was outstanding at January 31, 2008 was $5,821.

As of January 31, 2008, the Company had $60 of derivative assets included in Prepaid expenses and other, and $0 of total derivative liabilities included in Accrued liabilities.

Note 8. Credit Facility and Supply Agreements

Wachovia Capital Finance

In June 2006, Commerce entered into a Loan and Security Agreement, or the Facility, with Wachovia Capital Finance, or Wachovia, for up to $50 million. The three-year Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Facility is currently limited by a calculated borrowing base consisting of the Company’s receivables and natural gas inventories. As of January 31, 2008, letters of credit issued under the facility totaled $12.0 million, and outstanding borrowings were $3.0 million. Fees for letters of credit issued range from 1.75 to 2.00 percent per annum, depending on the level of excess availability, as defined in the Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.

The Facility contains typical covenants, subject to specific exceptions, restricting the Company from: (i) incurring additional indebtedness; (ii) granting certain liens; (iii) disposing of certain assets; (iv) making certain restricted payments; (v) entering into certain other agreements; and (vi) making certain investments. The Facility also restricts the Company’s ability to pay cash dividends on its common stock; restricts Commerce from making cash dividends to the Company without the consent of the Agent and the Lenders and limits the amount of the Company’s annual capital expenditures.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

From September 2006 through September 2007, the Company and Commerce have entered into five amendments and a modification to the Loan and Security Agreement with the Agent and Lenders, several of which involved waivers of prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, capital expenditures and notification requirements (First Amendment), maintenance and deferral of prospective compliance, of minimum Fixed Charge Coverage Rates and maintenance of the minimum Excess Availability Ratio (Second and Third Amendments). In addition, in the First Amendment, the Agent and Lender agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce Energy to consummate the HESCO acquisition of customers. In the Fourth Amendment, the amount allowable under the Credit Facility’s capital expenditures covenant was increased to $6.0 million for fiscal 2007 and $5.0 million for subsequent fiscal years. In the Second, Third and Fifth Amendment and in the Modification Agreement, each addressed reducing and/or restructuring the Excess Availability covenant in the Credit Facility to accommodate Commerce’s business. In the Modification Agreement, the Agent and the Lenders also permitted Commerce for a period from September 20, 2007 to October 5, 2007 to exceed its Gross Borrowing Base, as defined in the Agreement.

The Sixth Amendment executed on November 16, 2007, adjusted the required excess availability required at all times to $2.5 million until July 1, 2008 at which time it becomes and remains $10 million. It also eliminated the eligible cash collateral covenant which previously required keeping $10 million cash on deposit. The amendment revised the fixed charge coverage ratio, added minimum EBITDA requirements and extended the maturity of the Facility from June 2009 to June 2010.

The most recent amendment (the Seventh Amendment) was executed on March 12, 2008. This Amendment waived certain covenant defaults relating to the failure of the Company to comply with the minimum EBITDA covenant for the six months ending January 31, 2008 as well as the requirement to transfer funds in the Company's lockbox to a blocked account to be used to pay down the Credit Facility. The Amendment also changes the pricing terms of the Credit Facility so that borrowings under the Credit Facility are priced at a domestic bank rate plus 0.75 percent or LIBOR plus 3.25 percent per annum. Letters of credit fees now range from 2.00 to 2.25 percent per annum, depending on the level of excess availability. Each of these pricing terms is subject to a one-half of one percent reduction if at the end of any twelve month period the Company's EBITDA is in excess of $7 million and its Fixed Charge Coverage Ratio is at least 1.5 to 1 for such period.

The Amendment eliminated the Fixed Charge Coverage Ratio for the twelve months ending March, May, June and July 2008 and, based on the projections delivered to the Agent by the Company, the Agent will then reasonably establish covenant levels for the Fixed Charge Coverage Ratio for the twelve month period ending on August 31, 2008 and for the twelve month period ending on the last day of each month thereafter. The Amendment also lowered the minimum EBITDA covenant so that the Company is required to have $3.5 million of EBITDA for the nine months ending April 30, 2008 and $3.6 million of EBITDA for the 12 months ending July 31, 2008. Based on the projections delivered to the Agent by the Company, the Agent will then reasonably establish covenant levels for the minimum EBITDA needed for the twelve month period ending on August 31, 2008 and for the twelve month period ending on the last day of each month thereafter. In addition, the Capital Expenditure covenant was changed to increase from $5 million to $6 million the amount of Capital Expenditures allowed in any fiscal year.

 At January 31, 2008, the Company had approximately $8.3 million of usable credit availability under the Facility. As it is industry practice to pay energy bills towards the end of the month; the remaining availability at the end of a month is typically lower than most other times during a month.

Tenaska Power Services Co.

In August 2005, the Company entered into several agreements with Tenaska Power Services Co., or Tenaska, for the supply of the majority of Commerce’s wholesale electricity supply needs in Texas, utilizing commercially standard master purchase and sale, a lockbox control, security and guaranty agreements. The Company’s Texas customers pay into a designated account that is used to pay Tenaska for the electricity. Tenaska also extends credit to the Company to buy wholesale electricity supply secured by funds pledged by the Company in the lockbox, its related accounts receivables and customers contracts. The Company entered into a guaranty agreement, pursuant to which it, as the parent company of Commerce, unconditionally guaranteed to Tenaska full and prompt payment of all indebtedness and obligations owed to Tenaska. At January 31, 2008, Tenaska had extended approximately $11.2 million of trade credit to the Company. Tenaska also serves as the Company’s exclusive provider of qualified scheduling services and marketing services in the region of Texas administered by the Electric Reliability Council of Texas.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)
Pacific Summit Energy LLC

In September 2006, the Company entered into several agreements with Pacific Summit LLC, or Pacific Summit, for the supply of natural gas to serve end-use customers that we acquired in connection with the HESCO acquisition, utilizing operating, lockbox control and security agreements. Under these agreements, these customers remit payments into the lockbox used to pay Pacific Summit for natural gas supplies. Pacific Summit also extends credit to the Company to buy wholesale natural gas supplies, secured by funds pledged by the Company in the lockbox, its related accounts receivable and a $3.5 million letter of credit. At January 31, 2008, Pacific Summit had extended approximately $5.7 million of trade credit to the Company under this arrangement.

Note 9. Settlement Agreement

Lawrence Clayton, Jr.

In November 2007, the Company entered into a Settlement Agreement with Lawrence Clayton, Jr., its former Senior Vice President, Chief Financial Officer and Secretary. The Settlement Agreement provided for the Company to make a lump-sum settlement payment to Mr. Clayton of $400 in January 2008 and for the parties to mutually release all claims against each other. Of the aggregate amount of the settlement payment, all but $120 was covered by insurance. Subsequent to Mr. Clayton’s departure from the Company, we remitted payment to Mr. Clayton for the repurchase of his 30,000 shares of restricted stock for par value per share pursuant to the terms of his restricted stock agreement and all shares were forfeited.

Note 10. Subsequent Events

Resignation of Steven S. Boss

On February 20, 2008, Steven S. Boss resigned as Chief Executive Officer, or CEO, an employee and as a Director of the Company, as well as an employee, an officer and a director of all of the Company’s subsidiaries and affiliates.  On the same date, the Company and Mr. Boss entered into a Separation Agreement and General Release with Mr. Boss (the “Separation Agreement”), which become effective February 28, 2008 (the “Effective Date”). Pursuant to the Separation Agreement, as amended, Mr. Boss is entitled to (i) a severance payment of $446 equal to thirteen (13) months of Mr. Boss’ base salary as of the resignation date, paid in a lump sum March 11, 2008, and (ii) to retain his group health coverage under COBRA for thirteen months at the Company’s expense.

Under the Separation Agreement, the Company also agreed to repurchase 75,000 shares of unvested restricted Common Stock held by Mr. Boss, pursuant to the terms of the Company’s 1999 Equity Incentive Plan at par value per share, with payment for the repurchase being credited from the severance payment. The share repurchase will reduce previously recognized compensation costs of $26 in the third quarter of fiscal 2008. In addition, Mr. Boss agreed to sell to the Company 166,000 shares of Common Stock owned by him for a price of $1.26 per share, or $209 in the aggregate. The stock transaction closed March 3, 2008.

Appointment of Gregory L. Craig as Chairman and Chief Executive Officer

On February 20, 2008, the Board of Directors of the Company appointed Gregory L. Craig as the Company’s Chairman of the Board, Chief Executive Officer and a Class III Director. Pursuant to an employment agreement with Mr. Craig dated February 20, 2008 (the “Employment Agreement”), Mr. Craig will receive an annual base salary of $450 and is eligible to participate in all executive bonus and compensation plans of the Company, including the Bonus Program. In connection with his employment, Mr. Craig was granted on February 20, 2008 a non-qualified stock option to purchase 250,000 shares of Common Stock (the “Option”) at an exercise price equal to $1.26 per share, equal to 100% of the fair market value of a share of Common Stock on the date of grant, as defined in the Company’s 2006 Stock Incentive Plan. The Option was fully vested on the date of grant. Mr. Craig also was awarded on February 20, 2008, 500,000 shares of restricted stock, 300,000 shares of which vested on the date of the award, with the remaining 200,000 shares vesting in two equal installments of 100,000 shares each on the next two anniversary dates of the award. Stock-based compensation expense for Mr. Craig’s stock option and restricted stock grants will be approximately $580 in the third quarter of fiscal 2008. The Employment Agreement has no specific term and is subject to termination by either the Company or Mr. Craig without cause upon 60 days written notice.

In the event of a change in control (as defined in the Employment Agreement), Mr. Craig will be entitled to receive a sale bonus in an amount equal to two percent (2%) of the amount by which the Company’s market capitalization on the date of the Change in Control exceeds $91.1 million.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

Appointment of Michael J. Fallquist as Chief Operating Officer

On March 7, 2008, the Board of Directors appointed Michael J. Fallquist as the Company’s Chief Operating Officer, effective March 10, 2008. Pursuant to an employment agreement dated March 10, 2008, Mr. Fallquist will receive an annual salary of $225 and is eligible to participate in all executive bonus and compensation plans of the Company, including the Bonus Program.

In connection with Mr. Fallquist's employment, the Compensation Committee of the Company, comprised of all independent directors, intends to grant, as soon as the application to list 375,000 additional shares of the Company's common stock is approved by the Amex, to Mr. Fallquist, an individual not previously an employee or director of the Company, an option to purchase 125,000 shares of the Company's common stock at a per share price equal to the last sale price of a share of common stock on the date of grant, and award to Mr. Fallquist 250,000 shares of restricted stock. The option will vest in full on the date of grant and will have a term of six years and the shares of restricted stock will vest 150,000 on the date of the award with the remaining shares vesting in equal 50,000 share increments on each of the first and second anniversary dates of the award. To the extent that Mr. Fallquist voluntarily resigns without good reason within the first twelve months of employment, he will be obligated to return to the Company the 150,000 restricted shares, or if he sold such shares, the proceeds of the sale.

The option and the restricted shares will be issued to Fallquist as awards under an exemption from an Amex Rule which requires that officers, directors, employees, or consultants of companies may only acquire options or stock from option and equity compensation plans which have been approved by the stockholders. Because there were not a sufficient number of shares of common stock left in the Company's 2006 Stock Incentive Plan, the Board approved a special Incentive Plan for Mr. Fallquist with a maximum of 375,000 shares to accommodate the above-referenced proposed option and restricted stock awards. Using this Amex exemption, no stockholder approval is required for the Company to issue these shares to Fallquist.

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

We were founded in 1997 as a retail electricity marketer in California. As of January 31, 2008, we delivered electricity to approximately 126,000 customers in California, Maryland, Michigan, New Jersey, Pennsylvania and Texas; and natural gas to approximately 49,000 customers in California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania.

The electricity and natural gas we sell to our customers is purchased from third-party suppliers under both short-term and long-term contracts. We do not own electricity generation or delivery facilities, natural gas producing properties or pipelines. The electricity and natural gas we sell is generally metered and always delivered to our customers by the local utilities. The local utilities also provide billing and collection services for many of our customers on our behalf. Additionally, to facilitate load shaping and demand balancing for our customers, we buy and sell surplus electricity and natural gas to and from other market participants. We utilize third-party facilities for the storage of natural gas.

The growth of our business depends upon a number of factors, including the degree of deregulation in each state, our ability to acquire new and retain existing customers, our ability to access additional capital, and our ability to acquire energy for our customers at competitive prices and on reasonable credit terms.

Bad debt expense was a significant expense for the Company again for the second quarter. Bad debt expense increased as the

Company added customers in key markets and did not upgrade its back office systems rapidly enough to make collection calls to customers within a short period of the balance becoming delinquent, require deposits for customers with low credit scores and strengthen electronic data interfaces (“EDI”) to efficiently process larger transaction volumes. Bad debt expense increased as the Company’s accounts receivable agings deteriorated reaching $3,700 and $6,200 in the first and second quarter of fiscal 2008, respectively.

The Company’s new senior management team is focused on implementing solutions to reduce bad debt expense and believes that a number of remedies were implemented in the 2008 second quarter. Accordingly, we anticipate future bad debt expense will trend toward historical levels, with the third and fourth quarters of fiscal 2008 still projected to be generally higher than average amounts. However, there can be no assurance that future bad debt expense will not fluctuate due to regulatory conditions, general economic conditions, or other unforeseen events.

Significant Customer Acquisition

HESCO Acquisition

In September 2006, the Company acquired from Houston Energy Services Company, L.L.C., or HESCO certain assets consisting principally of contracts with end-use customers in California, Florida, Nevada, Kentucky, and Texas consuming approximately 12 billion cubic feet of natural gas annually. The acquisition price of approximately $4.3 million consisted primarily of cash and was allocated to customer contracts and is being amortized over an estimated life of four years.

Market and Regulatory

The Company currently serves electricity customers in six states across 12 utility markets and gas customers in seven states across 13 utility markets and collectively operates in ten states with authority to operate in an additional four states. Regulatory requirements are determined at the individual state level and administered and monitored by the Public Utility Commission, or PUC, of each state. Operating rules and tariff filings by states and by utility markets vary and can significantly impact the viability of the Company’s sales and marketing plans and its overall operating and financial results.

Results of Operations

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

The following table summarizes the results of our operations for the three months ended January 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended January 31,
	2008		2007
	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$68,835	64%	$50,810	55%
Natural gas sales	39,557	36%	41,834	45%
Net revenue	108,392	100%	92,644	100%
Direct energy costs	89,126	82%	78,112	84%
Gross profit	19,266	18%	14,532	16%
Selling and marketing expenses	4,260	4%	2,607	3%
General and administrative expenses	15,973	15%	9,637	10%
Income(loss) from operations	$(967)	(1%)	$2,288	3%

Net revenue

The following table summarizes net revenues for the three months ended January 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended January 31,
	2008		2007
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
Texas	$37,836	35%	$18,082	19%
Pennsylvania/New Jersey	11,587	11%	10,762	12%
California	10,863	10%	14,071	15%
Maryland	7,194	7%	5,362	6%
Michigan and Others	1,355	1%	2,533	3%
Total Retail Electricity Sales	68,835	64%	50,810	55%
Natural Gas Sales:
HESCO Customers	16,956	16%	20,169	22%
Ohio	14,089	13%	12,515	13%
California	7,754	7%	6,613	7%
Georgia	99	—	1,628	2%
All Others	659	—	909	1%
Total Natural Gas Sales	39,557	36%	41,834	45%
Net Revenue	$108,392	100%	$92,644	100%

Net revenues increased $15.7 million, or 17.0%, to $108.4 million for the three months ended January 31, 2008 from $92.6 million for the three months ended January 31, 2007. The increase in net revenues was driven primarily by a 35.5% increase in electricity sales partially offset by a 5.4% decrease in natural gas sales. Higher retail electricity sales reflects the impact of a 174.5% increase in sales volumes in Texas, due to customer growth that was partly offset by lower retail sales volumes in the California, Pennsylvania and Michigan markets resulting from customer attrition. Pennsylvania/New Jersey net revenues were higher due to increased retail prices which more than offset lower sales volumes. Lower natural gas sales reflect the impact of lower sales volumes in Georgia and to the HESCO customers.

  Retail electricity sales increased $18.0 million to $68.8 million for the three months ended January 31, 2008, from $50.8 million for the three months ended January 31, 2007, reflecting the impact of an overall 33% increase in sales volume. For the three months ended January 31, 2008, we sold 598 million kilowatt hours, or kWh, at an average retail price per kWh of $0.1151, as compared to 448 million kWh sold at an average retail price per kWh of $0.1134 for the three months ended January 31, 2007.

Natural gas sales decreased $2.3 million to $39.6 million for the three months ended January 31, 2008 from $41.8 million for the three months ended January 31, 2007 reflecting the impact of a 7% decrease in sales volumes, partly offset by a 2.2% increase in average retail sales prices. For the three months ended January 31, 2008, we sold 4.5 million dekatherms, or DTH, at an average retail price per DTH of $8.79, as compared to 4.9 million DTH, sold at an average retail price per DTH of $8.54 during three months ended January 31, 2007. For the three months ended January 31, 2008, sales to the commercial and industrial natural gas customers acquired in September 2006 totaled $17.0 million on sales volume of 2.2 million DTH at an average sales price of $7.59 per DTH.

We had approximately 175,000 electricity and natural gas customers at January 31, 2008, an increase of 7% from 164,000 at January 31, 2007. We had approximately 126,000 electricity and 49,000 natural gas customers at January 31, 2008, as compared to 105,000 and 59,000 at January 31, 2007. A gross increase (of approximately 29,000 electricity customers in Texas and Maryland) more than offset customer attrition in our California, Pennsylvania/New Jersey and Michigan markets. Attrition in our retail customer base largely results from the impact of increased sales prices to our customers resulting from our passing on higher wholesale energy and transmission costs to our customers without the incumbent utility passing on corresponding price increases to their customers. This competitive imbalance is created as a result of a lack of market responsive ratemaking and a lagging regulatory approval process.

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

Direct energy costs for the three months ended January 31, 2008 totaled $55.4 million and $33.7 million for electricity and natural gas, respectively, compared to $40.4 million and $37.7 million, respectively, for the three months ended January 31, 2007. Electricity costs averaged $0.093 per kWh for the three months ended January 31, 2008 compared to $0.090 per kWh for the three months ended January 31, 2007. Direct energy costs for natural gas averaged $7.51 per DTH for the three months ended January 31, 2008 as compared to $7.77 per DTH for the three months ended January 31, 2007.

Gross Profit

Gross profit increased $4.7 million, or 32.6% to $19.3 million for the three months ended January 31, 2008 from $14.5 million for the three months ended January 31, 2007. Gross profit from electricity increased $3.0 million to $13.5 million for the three months ended January 31, 2008 from $10.4 million for the three months ended January 31, 2007, reflecting the impact of customer growth in Texas. Gross profit from natural gas increased $1.7 million to $5.8 million for the three months ended January 31, 2008, from $4.1 million for the three months ended January 31, 2007 primarily due to the impact of higher margins in California and Ohio.

Selling and Marketing Expenses

Selling and marketing expenses increased to $4.3 million for the three months ended January 31, 2008 from $2.6 million for the three months ended January 31, 2007, reflecting higher third-party sales expenses, increased personnel expenses and higher advertising costs related to the Company’s expanded customer acquisition initiatives.

General and Administrative Expenses

General and administrative expenses increased to $16.0 million for the three months ended January 31, 2008 from $9.6 million for the three months ended January 31, 2007. Of the $6.4 million increase, $4.9 million was attributable to an increase in the bad debt provision, primarily a result of the rapid growth in electricity revenue in Texas from $18.1 million to $37.8 million. Bad debt expense increased as the Company added customers in key markets and did not upgrade its back office systems rapidly enough to make collection calls to customers within a short period of the balance becoming delinquent, require deposits for customers with low credit scores and strengthen electronic data interfaces (“EDI”) to efficiently process larger transaction volumes. The remaining $1.5 million was attributable to increased personnel costs related to additional customer service and information technology staff to support the Company’s growing customer base, increased professional service fees and higher depreciation and amortization expenses.

Income Taxes

No provision for, or benefit from, income taxes was recorded for the three months ended January 31, 2008 or 2007. We provided valuation allowances equal to our calculated tax due to the amount of the Company’s net operating loss carryforwards and the related uncertainty that we would realize these tax benefits in the foreseeable future. At January 31, 2008, the Company had net operating loss carryforwards of approximately $10.9 million and $12.9 million for federal and state income tax purposes, respectively.

The Company adopted the provisions of FIN 48 in August 2007; however, this implementation had no impact on the Company’s financial statements.

Six Months Ended January 31, 2008 Compared to Six Months Ended January 31, 2007

The following table summarizes the results of our operations for the six months ended January 31, 2008 and 2007 (dollars in thousands):

	Six Months Ended January 31,
	2008		2007
	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$153,061	72%	$105,653	65%
Natural gas sales	60,929	28%	57,499	35%
Net revenue	213,990	100%	163,152	100%
Direct energy costs	178,336	83%	138,563	85%
Gross profit	35,654	17%	24,589	15%
Selling and marketing expenses	8,192	4%	4,845	3%
General and administrative expenses	29,433	14%	17,484	11%
Income(loss) from operations	$(1,971)	(1%)	$2,260	1%

Net revenue

The following table summarizes net revenues for the six months ended January 31, 2008 and 2007 (dollars in thousands):

	Six Months Ended January 31,
	2008		2007
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
Texas	$86,027	40%	$34,812	21%
Pennsylvania/New Jersey	24,571	12%	24,976	15%
California	24,250	11%	31,354	19%
Maryland	15,159	7%	6,852	5%
Michigan and Others	3,054	2%	7,659	5%
Total Retail Electricity Sales	153,061	72%	105,653	65%
Natural Gas Sales:
HESCO Customers	31,525	15%	27,425	15%
Ohio	17,367	8%	15,519	10%
California	11,088	5%	10,635	7%
Georgia	135	—	2,615	2%
All Others	814	—	1,305	1%
Total Natural Gas Sales	60,929	28%	57,499	35%
Net Revenue	$213,990	100%	$163,152	100%

Net revenues increased $50.8 million, or 31.2%, to $214.0 million for the six months ended January 31, 2008 from $163.2 million for the six months ended January 31, 2007. The increase in net revenues was driven primarily by a 44.9% increase in electricity sales and a 6.0% increase in natural gas sales. Higher retail electricity sales reflects the impact of a 199.3% and an 81.8% increase in sales volumes in Texas and Maryland, respectively, due to customer growth that was partly offset by lower retail sales in the California, Pennsylvania and Michigan markets resulting from customer attrition. Higher natural gas sales reflect increased sales volumes in Ohio and to the HESCO customers.

Retail electricity sales increased $47.4 million to $153.1 million for the six months ended January 31, 2008, from $105.7 million for the six months ended January 31, 2007, reflecting the impact of an overall 45% increase in sales volumes. For the six months ended January 31, 2008, we sold 1,314 million kilowatt hours, or kWh, at an average retail price per kWh of $0.1165, as compared to 906 million kWh sold at an average retail price per kWh of $0.1166 for the six months ended January 31, 2007.

Natural gas sales increased $3.4 million to $60.9 million for the six months ended January 31, 2008 from $57.5 million for the six months ended January 31, 2007 reflecting the impact of a 7.4% increase in sales volumes. For the six months ended January 31, 2008, we sold 7.5 million dekatherms, or DTH, at an average retail price per DTH of $8.12, as compared to 7.0 million DTH, sold at an average retail price per DTH of $8.23 during six months ended January 31, 2007. For the six months ended January 31, 2008, sales to the commercial and industrial natural gas customers acquired in September 2006 totaled $31.5 million on sales volume of 4.5 million DTH at an average sales price of $7.04 per DTH.

Direct Energy Costs

Direct energy costs for the six months ended January 31, 2008 totaled $124.6 million and $53.7 million for electricity and natural gas, respectively, compared to $86.9 million and $51.7 million, respectively, for the six months ended January 31, 2007. Electricity costs averaged $0.095 per kWh for the six months ended January 31, 2008 compared to $0.096 per kWh for the six months ended January 31, 2007. Direct energy costs for natural gas averaged $7.16 per DTH for the six months ended January 31, 2008 as compared to $7.40 per DTH for the six months ended January 31, 2007.

Gross Profit

Gross profit increased $11.1 million, or 45.0% to $35.7 million for the six months ended January 31, 2008 from $24.6 million for the six months ended January 31, 2007. Gross profit from electricity increased $9.7 million to $28.5 million for the six months ended January 31, 2008 from $18.8 million for the six months ended January 31, 2007, reflecting the impact of customer growth in Texas and Maryland. Gross profit from natural gas increased $1.4 million to $7.2 million for the six months ended January 31, 2008, from $5.8 million for the six months ended January 31, 2007 primarily due to the impact of higher margins in California and Ohio. These higher margins were partially offset by lower margins to the HESCO customers.

Selling and Marketing Expenses

Selling and marketing expenses increased to $8.2 million for the six months ended January 31, 2008 from $4.8 million for the six months ended January 31, 2007, reflecting higher third-party sales expenses, personnel costs and advertising related to the Company’s expanded customer acquisition initiatives.

General and Administrative Expenses

General and administrative expenses increased to $29.4 million for the six months ended January 31, 2008 from $17.5 million for the six months ended January 31, 2007. Of the $11.9 million increase, $7.6 million was attributable to an increase in the bad debt provision, primarily a result of the rapid growth in electricity revenue in Texas from $34.8 million to $86.0 million. In addition, regulatory changes in Texas surrounding customer credit checking procedures, customer disconnection processes and billing delays led to an increase in receivable balances in the first quarter of fiscal 2008. Bad debt expense increased as the Company added customers in key markets and did not upgrade its back office systems rapidly enough to make collection calls to customers within a short period of the balance becoming delinquent, require deposits for customers with low credit scores and strengthen electronic data interfaces (“EDI”) to efficiently process larger transaction volumes. The remaining $4.3 million was attributable to increased personnel costs related to additional customer service and information technology staff to support the Company’s growing customer base, higher professional service fees resulting from the Company’s review of its strategic alternatives, and increased depreciation and amortization expenses.

Income Taxes

No provision for, or benefit from, income taxes was recorded for the six months ended January 31, 2008 or 2007. We provided valuation allowances equal to our calculated tax due to the amount of the Company’s net operating loss carryforwards and the related uncertainty that we would realize these tax benefits in the foreseeable future.

Liquidity and Capital Resources

The following table summarizes our liquidity measures:
	(Dollars in Thousands)
	January 31, 2008	July 31, 2007
Cash and cash equivalents	$5,637	$6,559
Short-term borrowings	$3,000	$—
Working capital	$48,002	$38,863
Current ratio (current assets to current liabilities)	2.1:1.0	1.8:1.0
Restricted cash	$—	$10,457
Letters of credit outstanding	$12,009	$19,334

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the six months ended January 31, 2008 and 2007 (in thousands):
	Six Months Ended
	January 31, 2008	January 31, 2007
Operating activities	$(12,164)	$(16,405)
Investing activities	(2,215)	(5,783)
Financing activities	13,457	6,539
Net decrease in cash and cash equivalents	$(922)	$(15,649)

Our principal sources of liquidity to fund ongoing operations have been existing cash and cash equivalents on hand, cash generated from operations, our credit facility and credit extended by our suppliers (both secured and unsecured). The Company believes that it will require additional capital resources in fiscal 2008 to: (1) meet its credit facility requirement to have $10 million in excess availability at all times on and after July 1, 2008; (2) fund possible expansion of the Company’s business, either from internal growth or acquisition; (3) add liquidity if energy prices increase materially, and (4) respond to increased energy industry volatility and/or uncertainty that create additional funding requirements.

  Cash used in operating activities for the six months ended January 31, 2008 was $12.2 million, compared to cash used in operations of $16.4 million in the six months ended January 31, 2007. For the six months ended January 31, 2008, cash used in operating activities was comprised primarily of a net loss of $2.3 million and an increase in accounts receivable, net of $7.7 million

(including a provision of $9.8 million for bad debts) and decreases in inventory of $1.8 million and a decrease in accounts payable of $3.8 million. The increase in accounts receivable was primarily due to slowing turnover of receivables resulting from regulatory changes surrounding credit checking, disconnection procedures and billing delays, primarily in Texas. We believe the national credit tightening and increasing delinquency in many credit categories also contributed, but its specific impact on us cannot be easily quantified. For the six months ended January 31, 2007, cash used in operating activities was comprised primarily of net income of $2.9 million offset by increases in accounts receivable of $21.7 million (net of provision for bad debts of $2.2 million) primarily due to the HESCO customer list acquisition and a 19% increase in other customers, and by an increase of $2.1 million in accounts payable.

Cash used in investing activities was $2.2 million for the six months ended January 31, 2008, compared to $5.7 used in investing activities in the six months ended January 31, 2007. The cash used in investing activities for the six months ended January 31, 2008, was for upgrades in our key customer billing, risk management and customer contact platforms. The cash used in the six months ended January 31, 2007 was primarily for upgrades in the previously discussed platforms and for the purchase of the HESCO customer list for $4.2 million.

  Cash provided by financing activities for the six months ended January 31, 2008 was $13.5 million, comprised of $3.0 million in short-term borrowings under our Credit Facility, and a $10.5 million reduction in restricted cash primarily from eliminating the former covenant under our Credit Facility requiring us to deposit $10.0 million in our lender’s account as restricted collateral. We refer to this covenant as the Restricted Cash Covenant. This compares to $6.5 million provided by financing activities for the six months ended January 31, 2007 from reducing restricted cash, primarily by substituting surety bonds as collateral. The increase in borrowings was used to meet operating needs, primarily to fund accounts receivable growth as discussed above in the six months ended January 31, 2008. During the six months ended January 31, 2007 we funded operations with available cash.

At January 31, 2008, the Company had approximately $8.3 million of remaining availability under our Credit Facility. As it is industry practice to pay energy bills toward the end of the month, the remaining availability at the end of a month is lower than most other times during a month.

Credit terms from our suppliers may require us to post collateral against our energy purchases and against our mark-to-market exposure with them. In the November 2007 Sixth Amendment to the Credit Facility, the Restricted Cash Covenant was eliminated. As of January 31, 2008, we have $5.6 million in deposits pledged as collateral to our energy suppliers in connection with energy purchase agreements.

As of January 31, 2008, cash and cash equivalents decreased to $5.6 million compared with $6.6 million at July 31, 2007. This decrease of $1.0 million was used primarily to fund accounts receivable growth.

Credit Facility

In June 2006, Commerce entered into a Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance, or Wachovia, for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is currently limited by a calculated borrowing base consisting of certain of the Company’s receivables and natural gas inventories. As of January 31, 2008, letters of credit issued under the Credit Facility totaled $12.0 million, and outstanding borrowings were $3.0 million. Fees for letters of credit issued range from 1.75 to 2.00 percent per annum, depending on the level of excess availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent.

From September 2006 through November 2007, the Company and Commerce have entered into five amendments and a modification to the Credit Facility with the Agent and Lenders, several of which involved waivers of prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, capital expenditures and notification requirements (First Amendment), maintenance and deferral of prospective compliance, of minimum Fixed Charge Coverage Rates and maintenance of the minimum Excess Availability Ratio (Second and Third Amendments). In addition, in the First Amendment, the Agent and Lender agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce to consummate the HESCO acquisition of customers. In the Fourth Amendment, the amount allowable under the Credit Facility’s capital expenditures covenant was increased to $6.0 million. In the Second, Third and Fifth Amendment and in the Modification Agreement, each addressed reducing and/or restructuring the Excess Availability covenant in the Credit Facility to accommodate Commerce’s business. In the Modification Agreement, the Agent and the Lenders also permitted Commerce for a period from September 20, 2007 to October 5, 2007 to exceed its Gross Borrowing Base, as defined in the Agreement.

  The Sixth Amendment, executed on November 16, 2007, adjusted the required excess availability required at all times to $2.5 million until July 1, 2008 at which time it becomes and remains $10 million. It also eliminated the eligible cash collateral covenant which previously required keeping $10 million cash on deposit. The Sixth Amendment revised the fixed charge coverage ratio, added minimum EBITDA requirements and extended the maturity of the Credit Facility from June 2009 to June 2010.

The most recent amendment (the Seventh Amendment) was executed on March 12, 2008. This Amendment waived certain covenant defaults relating to the failure of the Company to comply with the minimum EBITDA covenant for the six months ending January 31, 2008 as well as the requirement to transfer funds in the Company's lockbox to a blocked account to be used to pay down the Credit Facility. The Amendment also changes the pricing terms of the Credit Facility so that borrowings under the Credit Facility are priced at a domestic bank rate plus 0.75 percent or LIBOR plus 3.25 percent per annum. Letters of credit fees. now range from 2.00 to 2.25 percent per annum, depending on the level of excess availability. Each of these pricing terms is subject to a one-half of one percent reduction if at the end of any twelve month period the Company's EBITDA is in excess of $7 million and its Fixed Charge Coverage Ratio is at least 1.5 to 1 for such period.

The Amendment eliminated the Fixed Charge Coverage Ratio for the twelve months ending March, May, June and July 2008 and, based on the projections delivered to the Agent by the Company, the Agent will then reasonably establish covenant levels for the Fixed Charge Coverage Ratio for the twelve month period ending on August 31, 2008 and for the twelve month period ending on the last day of each month thereafter. The Amendment also lowered the minimum EBITDA covenant so that the Company is required to have $3.5 million of EBITDA for the nine months ending April 30, 2008 and $3.6 million of EBITDA for the 12 months ending July 31, 2008. Based on the projections delivered to the Agent by the Company, the Agent will then reasonably establish covenant levels for the minimum EBITDA needed for the twelve month period ending on August 31, 2008 and for the twelve month period ending on the last day of each month thereafter. In addition, the Capital Expenditure covenant was changed to increase from $5 million to $6 million the amount of Capital Expenditures allowed in any fiscal year.

The Credit Facility contains typical covenants, subject to specific exceptions, restricting the Company from: (i) incurring additional indebtedness; (ii) granting certain liens; (iii) disposing of certain assets; (iv) making certain restricted payments; (v) entering into certain other agreements; and (vi) making certain investments. The Credit Facility also restricts our ability to pay cash dividends on our common stock; restricts Commerce from making cash dividends to the Company without the consent of the Agent and the Lenders and limits the amount of our annual capital expenditures to $3.5 million without the consent of the Lenders.

Supply Agreements

Tenaska Power Services Co.

In August 2005, the Company and Commerce entered into several agreements with Tenaska Power Services Co., or Tenaska, for the supply of the majority of Commerce’s wholesale electricity supply needs in Texas, utilizing a commercially standard master power purchase and sale, lockbox, security and guaranty agreements. The Company’s Texas customers pay into a designated account that is used to pay Tenaska for the electricity. Tenaska also extends credit to the Company to buy wholesale electricity supply secured by funds pledged by the Company in the lockbox, its related accounts receivables and customers contracts. The Company entered into a guaranty agreement, pursuant to which it, as the parent company of Commerce, unconditionally guaranteed to Tenaska full and prompt payment of all indebtedness and obligations owed to Tenaska. Tenaska has agreed to provide credit to Commerce in an amount not to exceed $22 million. At January 31, 2008, Tenaska had extended approximately $11.2 million of trade credit to the Company. Tenaska also serves as the Company’s exclusive provider of qualified scheduling services and marketing services in the region of Texas administered by the Electric Reliability Council of Texas.

Pacific Summit Energy LLC

In September 2006, the Company and Commerce entered into several agreements with Pacific Summit LLC, or Pacific Summit, for the supply of natural gas to serve end-use customers that we acquired in connection with the HESCO acquisition, utilizing a base contract for the purchase and sale of natural gas, an operating, lockbox control and security agreements. Under the agreements, these customers remit their payments into the lockbox used to pay Pacific Summit for natural gas supplies. Pacific Summit also extends credit to the Company to buy wholesale natural gas supplies, secured by funds pledged by the Company in the lockbox, its related accounts receivable and a $3.5 million letter of credit. Under the security agreement, Commerce agreed to maintain a minimum deposit amount in the lockbox account. The security agreement also provided for monthly withdrawals from the lockbox account, with payments to be made first to Pacific Summit for amounts due and payable, and second to Commerce for amounts exceeding the adjusted minimum deposit amount, as defined in the security agreement. At January 31, 2007, Pacific Summit had extended approximately $5.7 million of trade credit to the Company under this arrangement.

Contractual Obligations

As of January 31, 2008, we had commitments of $39.4 million for energy purchase, transportation and capacity contracts. These contracts are with various suppliers and extend through December 2008.

Letters of Credit and Surety Bonds

As of January 31, 2008, $12.9 million of letters of credit have been issued to energy suppliers and others under our Credit Facility and $6.0 million in surety bonds have been issued to satisfy various credit and/or collateral requirements.

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

•
Accounting for Derivative Instruments and Hedging Activities— We purchase substantially all of our power and natural gas under forward physical delivery contracts for supply to our retail customers. These forward physical delivery contracts are defined as commodity derivative contracts under Statement of Financial Accounting Standard, or SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Using the exemption available for qualifying contracts under SFAS No. 133, we apply the normal purchase and normal sale accounting treatment to a majority of our forward physical delivery contracts. Accordingly, we record revenue generated from customer sales as energy is delivered to our retail customers and the related energy cost under our forward physical delivery contracts is recorded as direct energy costs when received from our suppliers. We use financial derivative instruments (such as swaps, options and futures) as an effective way of assisting in managing our price risk in energy supply procurement. For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, we elect cash flow hedge accounting, where appropriate.

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

•	Inventory — Inventory consists of natural gas in storage as required by obligations under customer choice programs. Inventory is stated at the lower of weighted-average cost or market.

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

With many of our customers, we have the ability to change prices with short notice; and, therefore, the impact on gross profits from increases in energy prices is not material for these customers. However, sharp and sustained price increases could result in customer attrition without corresponding price increases by local utilities and other competitors. Approximately 55% of our electricity customers and 42% of our natural gas customers are subject to multi-month fixed priced unhedged contracts and, accordingly a $10 per megawatt hour increase in the cost of purchased power and a $1.00 per mmbtu, or Million British Thermal Units, increase in the cost of purchased natural gas could result in an estimated $5,016,000 decrease in gross profit for power, and an estimated $2,311,000 decrease in gross profit for natural gas, respectively, for fiscal 2008.

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

Counterparty credit risks result primarily from credit extended to us for our purchases of energy from our suppliers. Favorable credit terms from our suppliers facilitated our ability to procure wholesale energy to service our customers; however, adverse market conditions or poor financial performance by us may result in a reduction or elimination of available unsecured counterparty credit lines. Additionally, we have significant amounts of energy commitments to our contracted term customers that we have hedged forward, often for several months. A significant decrease in energy prices could adversely impact our cash collateral requirements due to counter-party margin calls. These margin calls protect the counter party against our not purchasing energy at above market prices.

Interest Rate Risk

As we had no long-term debt outstanding at January 31, 2008, our only exposure to interest rate risks is limited to short-term borrowings and our investment of excess cash balances in interest-bearing instruments. As our borrowings are only short-term and are adjusted to market rates on a recurring basis, we do not believe we have interest rate risk on these borrowings. We generally invest cash equivalents in short-term credit instruments consisting primarily of high credit quality, short-term money market funds and insured, re-marketable government agency securities with interest rate reset maturities of 90 days or less. We do not expect any material loss from our investments and we believe that our potential interest rate exposure is not material. As our practice has been, and currently continues to be, to only invest in high-quality debt instruments with maturities or remarketing dates of 90 days or less, we currently are not materially susceptible to interest rate risk on our investments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Interim Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures (as defined under Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that all information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the our internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures.

Not applicable.

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

The Settlement Agreement was the result of a successful mediation of an outstanding dispute between Mr. Clayton and the Company relating to the basis for his termination. The principal relief sought by Mr. Clayton was a lump sum payment of approximately $1.6 million. The Settlement Agreement provided for the Company to make a lump-sum settlement payment to Mr. Clayton of $400,000 on January 2, 2008. Of the aggregate amount of the settlement payment, all but $120,000 was covered by insurance. Each party to the Settlement Agreement agreed to mutual general releases of all claims that the parties may had against each other.

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

Item 1A. Risk Factors.

There have been no significant changes to the risk factors disclosed in the Form 10-K, except as described below:

Based upon current estimates, we may not be in compliance with certain covenants of our Credit Facility in fiscal 2008. If current estimates continue unchanged and we are unable to obtain a waiver or consent of the agent and the lender to our Credit Facility and certain modifications to our existing loan documents, we will be in  default with the lender, which will have a material adverse effect on our business.

Based upon our current cash flow estimates, we have alerted our agent and lenders under our Credit Facility that we may be out of compliance in fiscal 2008 with certain financial covenants under our Credit Facility and, similar to other prior concessions obtained from the lenders; seek a temporary waivers and/or amendments to provisions of the Credit Facility. At this time, we expect that we would request the lenders to eliminate or reduce temporarily the required excess availability provision of $2.5 million. In addition, we also may request other modifications. There is no assurance that if we need such a waiver or amendment, our agent and lender will grant it, or if they do grant such a waiver or amendment, such waiver or amendment will be on terms acceptable to us. Failure to obtain a needed waiver or an amendment to our Credit Facility would have a material adverse effect on our business.

We will require additional capital in the future, which may not be available on favorable terms, if at all.

The Company believes that it will require additional capital in fiscal 2008 to meet the requirement in its Credit Facility to have in excess of $10 million in excess availability at all times on and after July 1, 2008. The Company also believes that it will require additional funds to (i) expand its business; (ii) add liquidity in case energy prices materially and unexpectedly increase; and (iii) meet unexpected funding requirements caused by industry volatility and/or uncertainty. To the extent that our existing capital and borrowing capabilities are insufficient to meet these requirements and cover any losses, we will need to raise additional funds through financings or borrowings or curtail our growth and reduce our assets.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

We may be subject to claims or liabilities in connection with certain regulatory and refund proceedings which could have a material adverse effect on our business and our stock price.

In 2001, FERC ordered an evidentiary hearing (Docket No. EL00-95) to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the California Independent System Operator Corporation, or CAISO, and the California Power Exchange or CPX, during the period October 2, 2000 through June 20, 2001, or the Refund Period. Among other holdings in the case, FERC determined that the Automated Power Exchange or the APX, and its market participants could be responsible for, or entitled to, refunds for transactions completed in the CAISO and the CPS spot markets through APX. FERC has not issued a final order determining “who owes how much to whom” in the California Refund Proceeding, and it is not clear when such an order will be issued. As previously disclosed, APX and its market participants have entered into a settlement that resolves how refunds owed to APX will be allocated among its market participants, including to the Company. Under the APX Settlement and Release of Claims dated January 5, 2007, we received $6.5 million, $5.1 million in April 2007 and $1.4 million in August 2007.

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

Following the 9th Circuit's remand of the Lockyer proceeding back to FERC, the People of the State of California, ex rel. Edmund G. Brown Jr., Attorney General, the California Electricity Oversight Board, the Public Utilities Commission of the State of California, Pacific Gas and Electric Company, and Southern California Edison, (collectively, the “California Parties”) had requested the Commission hold the Lockyer remand proceeding in abeyance. The California Parties have requested the FERC to hold in abeyance its remand proceeding in Lockyer, pending the remands in CPUC and Port of Seattle; two cases which are before the 9th Circuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the six month period ended January 31, 2008, the Company repurchased 30,000 shares of restricted common stock from a former executive officer of the Company pursuant to the terms of the Company’s 1999 Equity Incentive Plan as set forth in the table below:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
FY 2008
November 1 - 30	0	N/A	0
December 1 - 31	30,000	$0.001	0
January 1 - 31	0	N/A	0
Total	30,000	$0.001	0	0

(a)

On October 19, 2007, the Company tendered payment to a former executive officer to repurchase, at par value per share, all of his 30,000 shares of Common Stock in connection with the terms of the Company's 1999 Equity Incentive Plan. The repurchase transaction was consummated in December 2007 in connection with a previously disclosed resolution of certain disputes between the parties.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On March 12, 2008, the Company, Commerce Energy, Inc., a California corporation and wholly-owned subsidiary of the Company ("Commerce"), Wachovia Capital Finance Corporation (Western), a California corporation, as Agent and Lender (the "Agent"), and The CIT Group/Business Credit, Inc., as Lender, entered into a Seventh Amendment to Loan and Security Agreement and Waiver (the "Amendment") amending that certain Loan and Security Agreement dated June 8, 2006, as amended (the "Credit Facility") by and among the Company, Commerce and Agent. Capitalized terms not otherwise defined herein have the meaning set forth in the Credit Facility.

The Amendment waives certain defaults relating to the failure of the Company to comply with the minimum EBITDA covenant for the six months ending January 31, 2008 as well as the requirement to transfer funds in the Company's lockbox to a blocked account to be used to pay down the Credit Facility. The Amendment also revises several provisions of the Credit Facility, including, without limitation, (i) certain financial covenants and (ii) the pricing of borrowings and letters of credit.

Currently, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 0.25 percent or LIBOR plus 2.75 percent per annum. Letters of credit fees range from 1.50 to 1.75 percent per annum, depending on the level of excess availability. The Amendment changes these prices so that each is increased by one-half of one percent but subject to readjustment back to the prior levels if at the end of any twelve month period the Company's EBITDA is in excess of $7,000,000 and its Fixed Charge Coverage Ratio is at least 1.5 to 1 for such period.

The Fixed Charge Coverage Ratio was eliminated for the twelve months ending March, May, June and July 2008 and, based on the projections delivered to Agent by Company, the Agent shall then reasonably establish covenant levels for the Fixed Charge Coverage Ratio for the twelve month period ending on August 31, 2008 and for the twelve month period ending on the last day of each month thereafter.

  The minimum EBITDA covenant was changed and the Company is now required to have $3,500,000 of EBITDA for the nine months ending April 30, 2008 and $3,600,000 of EBITDA for the 12 months ending July 31, 2008, instead of $6,000,000 and

$7,000,000, respectively, for such time periods. Based on the projections delivered to the Agent by the Company, the Agent shall reasonably establish covenant levels for minimum EBITDA for the twelve month period ending on August 31, 2008 and for the twelve month period ending on the last day of each month thereafter.

In addition, the Capital Expenditure covenant was changed to increase from $5,000,000 to $6,000,000 the amount of Capital Expenditures allowed in any fiscal year.

Also, the current Credit Facility requires the Company to deposit, and direct its customers to deposit, into the Lockbox Account all amounts received or paid, respectively, if the Company has outstanding Revolving Loans for more than 5 days. The Amendment changes this requirement so that the Company needs only deposit, and directs its customers to pay, into the Lockbox Account if the Revolving Loans have been outstanding for more than 15 days.

The foregoing summary of the Amendment is not complete and is qualified in its entirety by reference to the actual Amendment, which is attached hereto as Exhibit 10.18 and incorporated herein by reference.

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

3.3
Second Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on December 17, 2007 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended October 31, 2007 and incorporated herein by reference.

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

10.2*
Settlement Agreement and General Release, dated November 29, 2007, by and among Commerce Energy, Inc., Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on December 4, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.3*
Interim Executive Services Agreement re. C. Douglas Mitchell, dated January 14, 2008, previously filed with the SEC on January 30, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s  Current Report on Form 8-K and incorporated herein by reference.

10.4*
Indemnification Agreement dated January 23, 2008 by and between Commerce Energy Group, Inc. and  C. Douglas Mitchell previously filed with the SEC on January 30, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.5*	Commerce Energy Group, Inc. Bonus Program, as Amended and Restated Effective January 25, 2008.
10.6*
Separation Agreement and General Release between Commerce Energy Group, Inc. and Steven S. Boss dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.7*
Voting and Standstill Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.8*
Employment Agreement between Commerce Energy Group, Inc. and Gregory L. Craig  dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.9*
Stock Option Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.10*
Restricted Share Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit Number	Description
10.12*
Indemnification Agreement between Commerce Energy Group, Inc. and Rohn Crabtree, dated February 21, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.13*
Employment Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.14*
Indemnification Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.15*
Commerce Energy Group, Inc. Fallquist Incentive Plan, previously filed with the SEC on March 13, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.16*
Form of Stock Option Award Agreement between Commerce Energy Group, Inc. and Michael Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit  99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.17*
Form of Restricted Share Award Agreement between Commerce Energy Group, Inc. and Michael Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.18
Seventh Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and The CIT Group/Business Credit, Inc., dated March 12, 2008.

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

COMMERCE ENERGY GROUP, INC.

Date: March 14, 2008	By: /s/ GREGORY L. CRAIG Gregory L. Craig Chairman & Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2008	By: /s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

3.3
Second Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on December 17, 2007 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended October 31, 2007 and incorporated herein by reference.

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

10.2*
Settlement Agreement and General Release, dated November 29, 2007, by and among Commerce Energy, Inc., Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on December 4, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.3*
Interim Executive Services Agreement re. C. Douglas Mitchell, dated January 14, 2008, previously filed with the SEC on January 30, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s  Current Report on Form 8-K  and incorporated herein by reference.

10.4*
Indemnification Agreement dated January 23, 2008 by and between Commerce Energy Group, Inc. and  C. Douglas Mitchell previously filed with the SEC on January 30, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.’s  Current Report on Form 8-K and incorporated herein by reference.

10.5*	Commerce Energy Group, Inc. Bonus Program, as Amended and Restated Effective January 25, 2008.
10.6*
Separation Agreement and General Release between Commerce Energy Group, Inc. and Steven S. Boss dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.7*
Voting and Standstill Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.8*
Employment Agreement between Commerce Energy Group, Inc. and Gregory L. Craig  dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.9*
Stock Option Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.10*
Restricted Share Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.11*
Indemnification Agreement between Commerce Energy Group,  Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.12*
Indemnification Agreement between Commerce Energy Group, Inc. and Rohn Crabtree, dated February 21, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit Number	Description
10.13*
Employment Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.14*
Indemnification Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.15*
Commerce Energy Group, Inc. Fallquist Incentive Plan, previously filed with the SEC on March 13, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.16*
Form of Stock Option Award Agreement between Commerce Energy Group, Inc. and Michael Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit  99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.17*
Form of Restricted Share Award Agreement between Commerce Energy Group, Inc. and Michael Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.18
Seventh Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and The CIT Group/Business Credit, Inc., dated March 12, 2008.

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

Exhibit 31.1

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a)
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory L. Craig, Chairman and Chief Executive Officer, of Commerce Energy Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended January 31, 2008 of Commerce Energy Group, Inc.;

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

COMMERCE ENERGY GROUP, INC.

Date: March 14, 2008	By: /s/ GREGORY L. CRAIG Gregory L. Craig Chairman & Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a)
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Douglas Mitchell, Interim Chief Financial Officer of Commerce Energy Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended January 31, 2008 of Commerce Energy Group, Inc.;

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

COMMERCE ENERGY GROUP, INC.

Date: March 14, 2008	By: /s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Interim Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory L. Craig, Chairman and Chief Executive Officer of Commerce Energy Group, Inc. (the “Company”), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350, that, to my knowledge:

1.
The Quarterly Report on Form 10-Q of the Company for the period ended January 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by the Report.

COMMERCE ENERGY GROUP, INC.

Date: March 14, 2008	By: /s/ GREGORY L. CRAIG Gregory L. Craig Chairman & Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF INTERIM CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Douglas Mitchell, Interim Chief Financial Officer of Commerce Energy Group, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350, that to my knowledge:

1.
The Quarterly Report on Form 10-Q of the Company for the period ended January 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by the Report.

COMMERCE ENERGY GROUP, INC.

Date: March 14. 2008	By: /s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Interim Chief Financial Officer (Principal Financial Officer)