Form 10-Q
period 2008-04-30
COMMERCE ENERGY GROUP, INC.
filed 2008-06-12
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Yes   No ☑

As of June 10, 2008, 30,874,618 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

COMMERCE ENERGY GROUP, INC.

Form 10-Q

For the Period Ended April 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Revenue	$105,495	$95,518	$319,485	$258,670
APX settlement	—	5,057	—	5,057
Net revenue	105,495	100,575	319,485	263,727
Direct energy costs	91,362	82,946	269,698	221,509
Gross profit	14,133	17,629	49,787	42,218
Selling and marketing expenses	3,254	2,568	11,446	7,317
General and administrative expenses	18,744	9,803	48,177	27,382
Impairment of intangibles	1,426	—	1,426	—
Income(loss) from operations	(9,291)	5,258	(11,262)	7,519

Other income (expense):
Interest income	28	191	345	873
Interest expense	(230)	(6)	(912)	(27)
ACN arbitration settlement	—	(3,900)	—	(3,900)
Total other income and expenses	(202)	(3,715)	(567)	(3,054)

Net income (loss)	$(9,493)	$1,543	$(11,829)	$4,465
Income (loss) per common share:
Basic and diluted	$(0.31)	$0.05	$(0.39)	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 30, 2008	July 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$10,370	$6,559
Accounts receivable, net	56,350	65,231
Natural gas inventory	2,561	5,905
Prepaid expenses and other	10,391	7,224
Total current assets	79,672	84,919

Restricted cash and equivalents	—	10,457
Deposits and other	1,795	1,906
Property and equipment, net	10,755	8,662
Goodwill	3,659	4,247
Other intangible assets, net	4,303	6,385

Total assets	$100,184	$116,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Energy and accounts payable	$32,880	$37,926
Accrued liabilities	6,815	8,130
Total current liabilities	39,695	46,056

Commitments and contingencies

Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 30,875 (unaudited) issued and outstanding at April 30, 2008 and 30,383 at July 31, 2007	61,376	60,599
Other comprehensive income (loss)	198	(823)
Retained earnings	(1,085)	10,744
Total stockholders’ equity	60,489	70,520

Total liabilities and stockholders’ equity	$100,184	$116,576

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended April 30,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(11,829)	$4,465
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,947	1,215
Amortization	1,244	1,550
Amortization of deferred loan costs	122	—
Impairment of intangible assets	1,426	—
Provision for doubtful accounts	17,709	2,793
Stock-based compensation	986	421
Changes in operating assets and liabilities:
Accounts receivable, net	(8,828)	(22,387)
Inventory	3,344	3,584
Prepaid expenses and other	(2,259)	(367)
Energy and accounts payable	(5,047)	1,587
Accrued liabilities and other	(1,212)	4,401
Net cash used in operating activities	(2,397)	(2,738)

Cash Flows From Investing Activities
Purchase of property and equipment	(4,040)	(3,470)
Purchase of intangible assets	—	(4,236)
Sale of intangibles — customer contracts sold	—	756
Net cash used in investing activities	(4,040)	(6,950)

Cash Flows From Financing Activities
Credit line commitment fee	—	18
Proceeds from exercise of stock options	—	1,196
Repurchase of common stock	(209)	—
Increase in restricted cash	10,457	6,666
Net cash provided by financing activities	10,248	7,880

Increase (decrease) in cash and equivalents	3,811	(1,808)
Cash and equivalents at beginning of period	6,559	22,941

Cash and equivalents at end of period	$10,370	$21,133

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$790	$19
Income taxes	$130	$9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except for Share and Per Share Amounts)
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of April 30, 2008 and for the three and nine months ended April 30, 2008 and 2007 of Commerce Energy Group, Inc., or the Company, include its two wholly-owned subsidiaries: Commerce Energy, Inc., or Commerce, and Skipping Stone Inc. All material inter-company balances and transactions have been eliminated in consolidation. As used herein and unless the context requires otherwise, the reference to the Company refers to Commerce Energy Group, Inc. and its subsidiaries.

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

Uses of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical experience as well as management’s future expectations. As a result, actual results could materially differ from management’s estimates and assumptions. In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies accounting policies as disclosed in the notes to the condensed consolidated financial statements. The accounting policies relating to accounting for derivatives and hedging activities, inventory, independent system operator costs, allowance for doubtful accounts, revenue and unbilled receivables, and customer acquisition costs are those that are considered to be the most critical to an understanding of the Company’s financial statements because their application places the most significant demands on management’s ability to assess the effect of inherently uncertain matters on financial results.

Revenue Recognition

Energy revenues are recognized as the electricity and natural gas are delivered to the Company’s customers.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Retail electricity sales	$63,854	$52,654	$216,915	$156,776
Excess electricity sales	—	—	—	1,535
Total electricity sales	63,854	52,654	216,915	158,311
Retail natural gas sales	41,641	42,864	102,570	100,359
APX settlement	—	5,057	—	5,057
Net revenue	$105,495	$100,575	$319,485	$263,727

 The Company purchases electricity and natural gas utilizing forward physical delivery contracts based on the projected usage of its customers.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except for Share and Per Share Amounts)
(Unaudited)

Stock-Based Compensation

The total compensation cost associated with stock options and restricted stock for the three and nine months ended April 30, 2008 was $703 and $986, respectively, and for the three and nine months ended April 30, 2007 were $155 and $421 respectively. These costs are included in general and administrative expenses. In October 2007, the Company’s Senior Vice President and General Counsel resigned. His separation agreement provided for the forfeiture of 10,000 shares of his 60,000 unvested, restricted stock. The remaining 50,000 unvested shares were accelerated to vest on January 2, 2008, which incurred additional compensation cost of $93 through October 31, 2007.

The fair value of options granted is estimated on the date of grant using the Black-Scholes model based on the weighted-average assumptions in the table below. The assumptions for the expected lives are based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of the grant with maturity dates approximating the expected life at the grant date. The historical volatility of the Company’s common stock, par value $0.001 per share, or the common stock, is used as the basis for the expected volatility.

	Nine Months Ended April 30,
	2008	2007
Weighted-average risk-free interest rate	3.77%	4.60%
Average expected life in years	3.23	4.32
Expected dividends	None	None
Expected volatility	0.76	0.73

A summary of option activity under the Company’s stock option plans, during the nine months ended April 30, 2008 is presented below.

	Options Outstanding
	Number of Shares (in Thousands)	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding as of July 31, 2007	6,983	$1.00-$3.75	$2.33
Options granted (1)	375	$1.05-$1.26	$1.19
Options expired	(757)	$2.75	$2.75
Options forfeited	(45)	$2.56	$2.56
Options outstanding as of April 30, 2008 (2)	6,556	$1.00-$3.75	$2.21
____________
(1)	Options were granted with exercise price equal to the fair value of the common stock at the date of grant.
(2)	Options exercisable and outstanding as of April 30, 2008 were 6,556 with weighted average exercise price of $2.21 and an aggregate intrinsic value of $4.

As of April 30, 2008, there was no unrecognized compensation cost relating to unvested outstanding stock options because all options were vested. The total unrecognized compensation cost relating to unvested restricted stock was $527 and will be recognized over the period of May 2008 through March 2010. For the three and nine months ended April 30, 2008, 750,000 and 805,000 shares of restricted stock were issued, respectively. A total of 368,334 unvested restricted shares were outstanding as of April 30, 2008, with a total market value of $527. These restricted shares vest in accordance with the terms of various written agreements. At April 30, 2008, 268,334 shares of common stock were eligible to be issued or transferred under the Company’s 2006 Stock Incentive Plan.

Income Taxes

The Company has established valuation allowances to reserve its net deferred tax assets due to the uncertainty that the Company will realize the related tax benefits in the foreseeable future. At April 30, 2008, the Company had net operating loss carryforwards of approximately $12.6 million and $14.6 million for federal and state income tax purposes, respectively.

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
(Dollars In Thousands, Except for Share and Per Share Amounts)
(Unaudited)

expense, respectively. The Company has not accrued interest or penalties as of the date of adoption because they are not applicable.

The Company may be audited by applicable federal and various state taxing authorities in which the Company previously filed tax returns beginning with fiscal 2002:

Jurisdictions	Tax Years	Jurisdictions	Tax Years
Federal	2004-2006	Ohio	2004-2006
California	2003-2006	Pennsylvania	2004-2006
Florida	2005-2006	Texas	2003-2006
Maryland	2004-2006	Virginia	2004-2006
Massachusetts	2004-2006	Wisconsin	2006
Michigan	2003-2006	Georgia	2006
Missouri	2004-2006	Kentucky	2006
New Jersey	2003-2006	City of Philadelphia	2004-2006
New York	2004-2006

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

The components of comprehensive income are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net income (loss)	$(9,493)	$1,543	$(11,829)	$4,465
Changes in fair value of cash flow hedges	138	454	1,021	(2,234)
Comprehensive income (loss)	$(9,355)	$1,997	$(10,808)	$2,231

Accumulated other comprehensive income (loss) included in stockholders’ equity totaled $198 and $(823) at April 30, 2008 and July 31, 2007, respectively.

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except for Share and Per Share Amounts)
(Unaudited)

Accounts Receivable, Net

Accounts receivable, net, is comprised of the following:
	April 30, 2008	July 31, 2007
Billed	$59,875	$44,693
Unbilled	18,521	24,963
	78,396	69,656
Less allowance for doubtful accounts	(22,046)	(4,425)
Accounts receivable, net	$56,350	$65,231

Inventory

Inventory consists of natural gas in storage as required by obligations under customer choice programs. Inventory is stated at the lower of weighted-average cost or market.

Impairment of Intangibles

During the third quarter of fiscal 2008, the Company completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 30, 2008. As a result of this assessment, it was determined that certain intangible assets and goodwill related to the Company’s Skipping Stone Inc., or Skipping Stone, subsidiary were impaired. The Company recognized a long-lived asset impairment of $0.84 million and a goodwill asset impairment of $0.56 million. Both of these charges, in the aggregate amount of $1.4 million are included in “Impairment of intangibles” in the Company’s unaudited condensed consolidated statements of operations.

New Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The Company adopted FIN 48 during the first quarter of the fiscal year ending July 31, 2008, or fiscal 2008, and the adoption had no impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this statement may have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this statement may have on its financial statements.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133.  This statement requires enhanced

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except for Share and Per Share Amounts)
(Unaudited)

disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This Standard is effective for fiscal years and interim periods beginning after November 15, 2008.   The Company is currently evaluating these provisions.

Note 2. Liquidity

The Company believes that it will require additional capital resources during the fiscal year ending July 31, 2009, or fiscal 2009, to: (1) meet its credit facility requirement to have $10 million in excess availability at all times on and after November 1, 2008; (2) fund expansion of the Company’s business, either from internal growth or acquisition, (3) add liquidity if energy prices increase materially, and (4) respond to increased energy industry volatility and/or uncertainty that create additional funding requirements.  We have begun discussions with several global banks, with expertise in financing commodity businesses, and expect to replace our existing Credit Facility on or before November 1, 2008.

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

The following is a reconciliation of the numerator, income (loss), and the denominator, (common shares in thousands), used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(9,493)	$1,543	$(11,829)	$4,465
Net income (loss) applicable to common stock —basic and diluted	$(9,493)	$1,543	$(11,829)	$4,465

Denominator:
Weighted-average outstanding common shares — basic	30,758	29,938	30,537	29,763
Effect of stock options	—	254	—	119
Weighted-average outstanding common shares — diluted	30,758	30,192	30,537	29,882

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
(Dollars In Thousands, Except for Share and Per Share Amounts)
(Unaudited)

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

For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, the Company elects cash flow hedge accounting, where appropriate. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in Accumulated other comprehensive income (loss), or OCI, and reflected as direct energy cost in the statement of operations as the related energy is delivered.

The amounts recorded in Accumulated OCI at April 30, 2008 and July 31, 2007 related to cash flow hedges are summarized in the following table:

	April 30, 2008	July 31, 2007
Current assets	$217	$—
Current liabilities	(19)	(671)
Deferred gains/(losses)	—	(152)
Hedge ineffectiveness	—	—
Accumulated other comprehensive income (loss)	$198	$(823)

Certain financial derivative instruments (such as swaps, options and futures), designated as fair-value hedges, economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded currently in operating income (loss) and as a current or long-term derivative asset or liability depending on their term. The subsequent changes in the fair value of these contracts may result in operating income (loss) volatility as the fair value of the changes is recorded on a net basis in direct energy cost in the consolidated statement of operations for each fiscal period. For the nine months ending April 30, 2008, the impact of financial derivatives accounted for as mark-to-market resulted in a gain of $517 and resulted mostly from economic hedging related to the Company’s natural gas portfolio. The notional value of all derivatives

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except for Share and Per Share Amounts)
(Unaudited)

accounted for as mark-to-market which was outstanding at April 30, 2008 was $637.

As of April 30, 2008, the Company had $217 of derivative assets included in Prepaid expenses and other, and $19 of total derivative liabilities included in Accrued liabilities.

Note 8. Credit Facility and Supply Agreements

Wachovia Capital Finance

In June 2006, Commerce entered into a Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance, or Wachovia, for up to $50 million. The three-year Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is currently limited by a calculated borrowing base consisting of the Company’s receivables and natural gas inventories. As of April 30, 2008, letters of credit issued under the facility totaled $20.6 million, with no outstanding borrowings. Currently, in accordance with the Eighth Amendment, fees for letters of credit issued range from 3.50 to 3.75 percent per annum, depending on the level of excess availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 2.25 percent or LIBOR plus 4.75 percent.

The Credit Facility contains typical covenants, subject to specific exceptions, restricting the Company from: (1) incurring additional indebtedness; (2) granting certain liens; (3) disposing of certain assets; (4) making certain restricted payments; (5) entering into certain other agreements; and (6) making certain investments. The Credit Facility also restricts the Company’s ability to pay cash dividends on its common stock; restricts Commerce from making cash dividends to the Company without the consent of the Agent and the Lenders and limits the amount of the Company’s annual capital expenditures.

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

The Sixth Amendment executed on November 16, 2007, adjusted the required excess availability required at all times to $2.5 million until July 1, 2008 at which time it became $10 million. It also eliminated the eligible cash collateral covenant which previously required keeping $10 million cash on deposit. The Sixth Amendment revised the fixed charge coverage ratio, added minimum EBITDA requirements and extended the maturity of the Credit Facility from June 2009 to June 2010.

The Seventh Amendment executed on March 12, 2008, waived certain covenant defaults relating to the failure of the Company to comply with the minimum EBITDA covenant for the six months ending January 31, 2008 as well as the requirement to transfer funds in the Company's lockbox to a blocked account to be used to pay down the Credit Facility. The Seventh Amendment also changed the pricing terms of the Credit Facility so that borrowings under the Credit Facility are priced at a domestic bank rate plus 0.75 percent or LIBOR plus 3.25 percent per annum. Letters of credit fees then ranged from 2.00 to 2.25 percent per annum, depending on the level of excess availability. Each of these pricing terms is subject to a one-half of one percent reduction if at the end of any twelve month period the Company's EBITDA is in excess of $7 million and its Fixed Charge Coverage Ratio is at least 1.5 to 1 for such period.

The Seventh Amendment also eliminated the Fixed Charge Coverage Ratio for the twelve months ending March, May, June and July 2008 and, based on the projections delivered to the Agent by the Company, the Agent will reasonably establish covenant levels for the Fixed Charge Coverage Ratio for the periods in the fiscal year. The Amendment also lowered the minimum EBITDA covenant so that the Company is required to have $3.5 million of EBITDA for the nine months ending April 30, 2008 and $3.6 million of EBITDA for the 12 months ending July 31, 2008. Based on the projections delivered to the Agent by the Company, the Agent will then reasonably establish covenant levels for the minimum EBITDA needed for the twelve month period ending on August 31, 2008 and for the twelve month period ending

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(Dollars In Thousands, Except for Share and Per Share Amounts)
(Unaudited)

on the last day of each month thereafter. In addition, the Capital Expenditure covenant was changed to increase from $5 million to $6 million the amount of Capital Expenditures allowed in any fiscal year.

On May 23, 2008, Commerce entered into an Assignment and Acceptance Agreement whereby the CIT Group/Business Credit, Inc. or CIT assigned all of its rights and obligations of the loan agreement to Wells Fargo Foothill, LLC or Wells Fargo subject to the terms and conditions set forth in the Credit Facility.

The most recent amendment, the Eighth Amendment, was executed on June 11, 2008.  The Eighth Amendment amended certain terms of the Credit Facility and waived certain covenant defaults relating to the minimum EBITDA covenant for the nine months ending April 30, 2008 and the Fixed Charge Coverage Ratio covenant for the twelve months ending April 30, 2008.  Pursuant to the Eighth Amendment, the Company and the Lenders also agreed that the Company would terminate the Credit Facility on or before November 1, 2008.

The Eighth Amendment increased the pricing terms of the Credit Facility so that borrowings under it are priced at a domestic bank rate plus 2.25 percent or LIBOR plus 4.75 percent per annum.  Letters of credit fees now range from 3.50 to 3.75 percent per annum, depending on the level of excess availability.  In addition, the Eighth Amendment eliminated the EBITDA covenant for the twelve months ending July 31, 2008 and, based on projections delivered to the Agent by the Company, the Agent will reasonably establish levels for the EBITDA and Fixed Charge Coverage Ratio covenants for each period beginning on August 1, 2008 and ending on the last date of each October, January, April and July during each fiscal year, of not less than $500,000 per month and 1:1, respectively.  The definition of Excess Availability also was amended to reflect any other subordinated loans or lines of credit arranged by the Company which are approved by the Agent and the increase in excess availability from $2.5 million to $10 million was deferred until November 1, 2008.  Further, the definition of the borrowing base was amended to tie the amount of the borrowing base to the sum of all collections received during a 30-day period and the percentage of eligible unbilled accounts to be included in the borrowing base was capped at 65%.  Additionally, the Eighth Amendment requires weekly measurements of liquidity and eliminated the early termination fee while replacing it with a service fee that will be no less than $140,000 for the term.

At April 30, 2008, the Company had approximately $8.3 million of usable credit availability under the Credit Facility. As it is industry practice to pay energy bills towards the end of the month; the remaining availability at the end of a month is typically lower than most other times during a month.

Tenaska Power Services Co.

In August 2005, the Company entered into several agreements with Tenaska Power Services Co., or Tenaska, for the supply of the majority of Commerce’s wholesale electricity supply needs in Texas, utilizing commercially standard master purchase and sale, lockbox control, security and guaranty agreements. The Company’s Texas customers pay into a designated account that is used to pay Tenaska for the electricity. Tenaska also extends credit to the Company to buy wholesale electricity supply previously secured by funds pledged by the Company in the lockbox, its related accounts receivables and customers contracts. The Company entered into a guaranty agreement, pursuant to which it, as the parent company of Commerce, unconditionally guaranteed to Tenaska full and prompt payment of all indebtedness and obligations owed to Tenaska. At April 30, 2008, Tenaska had extended approximately $7.4 million of trade credit to the Company. Tenaska also serves as the Company’s exclusive provider of qualified scheduling services and marketing services in the region of Texas administered by the Electric Reliability Council of Texas.

On April 16, 2008, Commerce entered into a Release Agreement with Tenaska and Wachovia, or the Release Agreement, pursuant to which Tenaska released and terminated (1) any and all of its security interests in the assets and property of Commerce including without limitation the collateral provided under a security agreement in place between Commerce and Tenaska and (2) all of its rights, remedies and interests with respect to a lockbox account established for the deposit of revenues received from Commerce’s electricity end-use customers in Texas. Tenaska’s release and termination of these rights and interests was conditioned upon the receipt of a standby letter of credit issued by Wachovia in favor of Tenaska in the amount of $7 million as well as $3 million collateral, both given in substitution of the collateral previously provided under the security agreement between Commerce and Tenaska. On April 18, 2008 Tenaska agreed to accept a letter of credit in the amount of $10 million in lieu of the above.

Pacific Summit Energy LLC

In September 2006, the Company entered into several agreements with Pacific Summit LLC, or Pacific Summit, for the supply of natural gas to serve end-use customers that we acquired in connection with the HESCO acquisition, utilizing operating, lockbox control and security agreements. Under these agreements, these customers remit payments into the lockbox used to pay Pacific Summit for natural gas supplies. Pacific Summit also extends credit to the Company to buy wholesale natural gas supplies, secured by funds pledged by the Company in the lockbox, its related accounts receivable and a $3.5 million letter of credit. At April 30, 2008, Pacific Summit had extended approximately $13.8 million of trade credit to the Company under this arrangement.

Note 9. Subsequent Events.

Restructuring

In June 2008, the Company announced that as part of a Company-wide restructuring plan, it will eliminate approximately 31% of its workforce throughout the organization, exit its energy consulting business, Skipping Stone, close its Boston, Massachusetts and Houston, Texas offices, previously utilized primarily by Skipping Stone and significantly downsize its Irving, Texas office. Pre-tax cash and non-cash restructuring charges are estimated to range from $0.58 million to $0.65 million, all such charges being recorded in the fourth quarter of fiscal 2008.

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

Some of the statements in this quarterly report on Form 10-Q are forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events which involve risks and uncertainties. All statements other than statements of historical facts included in this Item 2 relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terms. The forward-looking statements contained in this quarterly report on Form 10-Q involve known and unknown risks and uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in the Form 10-K and elsewhere in this Form 10-Q, including, without limitation, changes in general economic conditions in the markets in which we may compete; fluctuations in the market price of energy which may negatively impact the competitiveness of our product offerings to current and future customers; decisions by our energy suppliers requiring us to post additional collateral for our energy purchases; uncertainties in the capital markets should we seek to raise additional equity or debt financing; uncertainties relating to federal and state proceedings regarding issues emanating from the 2000-2001 California energy crisis, including any resulting federal, state, or administrative legal proceedings which could affect us; increased competition; our ability to address changes in laws and regulations; our ability to successfully integrate businesses or customer portfolios that we may acquire; our ability to obtain and retain credit necessary to profitably support our operations; adverse state or federal legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the U.S. Securities and Exchange Commission, or the SEC. We caution that, while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including, without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.

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

We were founded in 1997 as a retail electricity marketer in California. As of April 30, 2008, we delivered electricity to approximately 119,000 customers in California, Maryland, Michigan, New Jersey, Pennsylvania and Texas; and natural gas to approximately 46,000 customers in California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania.

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

Bad debt was a significant expense for the Company again in the third quarter. Since August 2007, there has been an increase of approximately 22,000 non-active customers resulting in over $16 million of additional delinquent balances over 90 days old.  Over 90 day balances have increased $3.5 million, $7.1 million and $6.3 million in the first, second and third quarters of the fiscal year ending July 31, 2008, or fiscal 2008, respectively. The attrition of customers combined with non payment of outstanding balances has resulted in bad debt expense of $3.7 million, $6.2 million and $7.9 million in the first three quarters of fiscal 2008, respectively.

The Company’s new senior management team is focused on implementing solutions to reduce bad debt expense and believes that a number of remedies were implemented in the 2008 second quarter. We anticipate that the new procedures installed in the second quarter of fiscal 2008 will begin reducing expense in future quarters as the influx of customers which occurred in early fiscal 2008 is either settled or written off. We anticipate that bad debt expense in the fourth quarter of fiscal 2008 will again be higher than our average expense. We expect further reduction in bad debt expense during the fiscal year ending July 31, 2009, or fiscal 2009, trending towards our historical levels.

We began a strategic review of all the Company’s markets during the third quarter of fiscal 2008 which should be completed in the fourth quarter. As part of the strategic review, we will consider divestment opportunities of customer groups not consistent with our long-term growth plans.

During the third quarter of fiscal 2008, the Company completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 30, 2008. As a result of this assessment, it was determined that certain intangible assets and goodwill related to the Company’s Skipping Stone Inc. , or Skipping Stone, subsidiary were impaired. The Company recognized a long-lived asset impairment of $0.84 million and a goodwill asset impairment of $0.56 million. Both of these charges, in the aggregate amount of $1.4 million are included in “Impairment of intangibles” in the Company’s unaudited condensed consolidated statements of operations. These impairment charges are material, but will not result in future cash expenditures and will not result in any significant changes to the Company’s operations other than those communicated as part of its restructuring plans.

In June 2008, the Company announced that as part of a Company-wide restructuring plan, it will eliminate approximately 31% of its workforce throughout the organization, exit its energy consulting business, Skipping Stone, close its Boston, Massachusetts and Houston, Texas offices, previously utilized primarily by Skipping Stone and significantly downsize its Irving, Texas office. The workforce reductions are expected to generate more than $5.0 million in annualized pre-tax cost savings. Pre-tax cash and non-cash restructuring charges are estimated to range from $0.58 million to $0.65 million, all such charges being recorded in the fourth quarter of fiscal 2008. One of the principal elements of the restructuring plan is to centralize all core functions at the Company’s Orange County, California headquarters.

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

Results of Operations

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

The following table summarizes the results of our operations for the three months ended April 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended April 30,
	2008		2007
	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$63,854	61%	$52,654	52%
APX settlement	—	—	5,057	5%
Natural gas sales	41,641	39%	42,864	43%
Net revenue	105,495	100%	100,575	100%
Direct energy costs	91,362	87%	82,946	82%
Gross profit	14,133	13%	17,629	18%
Selling and marketing expenses	3,254	3%	2,568	3%
General and administrative expenses	18,744	18%	9,803	10%
Impairment of intangibles	1,426	1%	—	—
Income(loss) from operations	$(9,291)	(9%)	$5,258	5%

Net revenue

The following table summarizes net revenues for the three months ended April 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended April 30,
	2008		2007
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
Texas	$30,792	29%	$22,312	22%
Pennsylvania/New Jersey	12,815	12%	9,329	9%
California	12,287	12%	13,374	13%
Maryland	6,291	6%	5,942	6%
Michigan and Others	1,669	2%	1,697	2%
Total Retail Electricity Sales	63,854	61%	52,654	52%
Natural Gas Sales:
HESCO Customers	20,134	19%	19,756	20%
Ohio	13,927	13%	14,880	15%
California	6,812	6%	7,543	7%
Georgia	89	—	61	—
All Others	679	1%	624	1%
Total Natural Gas Sales	41,641	39%	42,864	43%
APX Settlement	—	—	5,057	5%
Net Revenue	$105,495	100%	$100,575	100%

Net revenues increased $4.9 million, or 4.9%, to $105.5 million for the three months ended April 30, 2008 from $100.6 million for the three months ended April 30, 2007. The increase in net revenues was driven primarily by a 21.3% increase in electricity sales partially offset by a 2.8% decrease in natural gas sales. Higher retail electricity sales reflect the impact of higher retail prices and a 52.7% increase in sales volumes in Texas, due to customer growth. This was partly offset by lower retail sales volumes in the California, Pennsylvania and Michigan markets resulting from customer attrition. Pennsylvania/New Jersey net revenues were higher due to increased retail prices which more than offset lower sales volumes. Lower natural gas sales reflect the impact of lower sales volumes in Ohio and to the HESCO customers which were substantially offset by higher natural gas prices.

Retail electricity sales increased $11.2 million to $63.9 million for the three months ended April 30, 2008, from $52.7 million for the three months ended April 30, 2007, reflecting the impact of increased retail prices and an overall 5% increase in sales volume. For the three months ended April 30, 2008, we sold 510 million kilowatt hours, or kWh, at an average retail price per kWh of $0.1252, as compared to 485 million kWh sold at an average retail price per kWh of $0.1085 for the three months ended April 30, 2007.

Natural gas sales decreased $1.2 million to $41.6 million for the three months ended April 30, 2008 from $42.8 million for the three months ended April 30, 2007 reflecting the impact of a 13.1% decrease in sales volumes, substantially offset by an 11.8% increase in average retail sales prices. For the three months ended April 30, 2008, we sold 4.0 million dekatherms, or DTH, at an average retail price per DTH of $10.39, as compared to 4.6 million DTH, sold at an average retail price per DTH of $9.29 during three months ended April 30, 2007. For the three months ended April 30, 2008, sales to the commercial and industrial natural gas customers acquired in September 2006 totaled $20.1 million on sales volume of 2.24 million DTH at an average sales price of $8.97 per DTH.

We had approximately 165,000 electricity and natural gas customers at April 30, 2008, a decrease of 10% from 185,000 at April 30, 2007. We had approximately 119,000 electricity and 46,000 natural gas customers at April 30, 2008, as compared to 126,000 electricity customers and 59,000 natural gas customers at April 30, 2007. Attrition in our retail customer base largely results from the impact of increased sales prices to our customers resulting from our passing on higher wholesale energy and transmission costs to our customers without the incumbent utility passing on corresponding price increases to their customers. This competitive imbalance is created as a result of a lack of market responsive ratemaking and a lagging regulatory approval process.

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

Direct energy costs for the three months ended April 30, 2008 totaled $54.9 million and $36.4 million for electricity and natural gas, respectively, compared to $43.6 million and $39.3 million, respectively, for the three months ended April 30, 2007. Electricity costs averaged $0.1077 per kWh for the three months ended April 30, 2008 compared to $0.0900 per kWh for the three months ended April 30, 2007. Direct energy costs for natural gas averaged $9.09 per DTH for the three months ended April 30, 2008 as compared to $8.53 per DTH for the three months ended April 30, 2007.

Gross Profit

Gross profit decreased $3.5 million, or 19.9% to $14.1 million for the three months ended April 30, 2008 from $17.6 million for the three months ended April 30, 2007. Gross profit from electricity decreased $0.1 million to $8.9 million for the three months ended April 30, 2008 from $9.0 million for the three months ended April 30, 2007, as higher margins in the Pennsylvania and Maryland markets were substantially offset by lower margins in California and unfavorable adjustments for final settlements on energy purchases. Gross profit from natural gas increased $1.7 million to $5.2 million for the three months ended April 30, 2008, from $3.5 million for the three months ended April 30, 2007 primarily due to the impact of higher margins in California and Ohio. The decrease is particularly significant because the comparative period, the three months ended April 30, 2007, included the Company’s receipt of the $5.1 million APX settlement proceeds.

Selling and Marketing Expenses

Selling and marketing expenses increased to $3.3 million for the three months ended April 30, 2008 from $2.6 million for the three months ended April 30, 2007, reflecting higher third-party sales expenses related to the Company’s expanded customer acquisition initiatives.

General and Administrative Expenses

General and administrative expenses increased to $18.7 million for the three months ended April 30, 2008 from $9.8 million for the three months ended April 30, 2007. Bad debt was a significant expense for the Company again in the third quarter. Since August 2007, there has been an increase of approximately 22,000 non-active customers resulting in over $16 million of additional delinquent balances over 90 days old. In the third quarter of fiscal 2008, over 90 day balances increased $6.3 million and the attrition of customers combined with non payment of outstanding balances resulted in bad debt expense of $7.9 million.  This results in a $7.3 million increase in bad debt for the three months ending April 30, 2008 versus the three months ending April 30, 2007.

The remaining $1.6 million was attributable to increased personnel costs related to additional customer service and information technology staff to support the Company’s growing customer base, severance for former officers, increased professional service fees and higher depreciation and amortization expenses.

Impairment of Intangibles

During the third quarter of fiscal 2008, the Company completed its annual review of its intangibles and goodwill according to FASB Statement No. 142 “Goodwill and Other Intangible Assets”. In conjunction with the new management team’s review of Commerce Energy’s operations, it was concluded that the services provided by Skipping Stone Inc. were either not required or could be obtained at a much lower costs from third party vendors.

As of April 30, 2008, Skipping Stone Inc. intangibles consisted of Customer List and a Website with a carrying value of $.84 million. The Goodwill allocated from the purchase of Skipping Stone Inc. was $.56 million which, when added to the intangibles, accounts for the total impairment loss recorded in the third quarter of fiscal 2008 $1.4 million.

Income Taxes

No provision for, or benefit from, income taxes was recorded for the three months ended April 30, 2008 or 2007. We provided valuation allowances equal to our calculated tax due to the amount of the Company’s net operating loss carryforwards and the related uncertainty that we would realize these tax benefits in the foreseeable future. At April 30, 2008, the Company had net operating loss carryforwards of approximately $12.6 million and $14.6 million for federal and state income tax purposes, respectively.

The Company adopted the provisions of FIN 48 in August 2007; however, this implementation had no impact on the Company’s financial statements.

Nine Months Ended April 30, 2008 Compared to Nine Months Ended April 30, 2007

The following table summarizes the results of our operations for the nine months ended April 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended April 30,
	2008		2007
	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$216,915	68%	$156,776	59%
APX settlement	—	—	5,057	2%
Natural gas sales	102,570	32%	100,359	38%
Excess electricity sales	—	—	1,535	1%
Net revenue	319,485	100%	263,727	100%
Direct energy costs	269,698	84%	221,509	84%
Gross profit	49,787	16%	42,218	16%
Selling and marketing expenses	11,446	4%	7,317	3%
General and administrative expenses	48,177	15%	27,382	10%
Impairment of intangibles	1,426	1%	—	—
Income(loss) from operations	$(11,262)	(4%)	$7,519	3%

Net revenue

The following table summarizes net revenues for the nine months ended April 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended April 30,
	2008		2007
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
Texas	$116,820	37%	$57,124	22%
Pennsylvania/New Jersey	37,386	12%	34,305	13%
California	36,537	11%	44,729	17%
Maryland	21,450	7%	12,794	5%
Michigan and Others	4,722	1%	7,824	2%
Total Retail Electricity Sales	216,915	68%	156,776	59%
Natural Gas Sales:
HESCO Customers	51,659	16%	47,181	18%
Ohio	31,294	10%	30,398	11%
California	17,900	6%	18,178	7%
Georgia	224	—	2,676	1%
All Others	1,493	—	1,926	1%
Total Natural Gas Sales	102,570	32%	100,359	38%
Excess Electricity Sales	—	—	1,535	1%
APX Settlement	—	—	5,057	2%
Net Revenue	$319,485	100%	$263,727	100%

Net revenues increased $55.8 million, or 21.2%, to $319.5 million for the nine months ended April 30, 2008 from $263.7 million for the nine months ended April 30, 2007. The increase in net revenues was driven primarily by a 38.4% increase in electricity sales and a 2.2% increase in natural gas sales. Higher retail electricity sales reflects the impact of a 138.4% and an 28.4% increase in sales volumes in Texas and Maryland, respectively, due to customer growth that was partly offset by lower retail sales in the California, Pennsylvania and Michigan markets resulting from customer attrition. Higher natural gas sales reflect increased sales volumes in

California and to the HESCO customers.

Retail electricity sales increased $60.1 million to $216.9 million for the nine months ended April 30, 2008, from $156.8 million for the nine months ended April 30, 2007, reflecting the impact of an overall 31.2% increase in sales volumes. For the nine months ended April 30, 2008, we sold 1,825 million kilowatt hours, or kWh, at an average retail price per kWh of $0.1189, as compared to 1,391 million kWh sold at an average retail price per kWh of $0.1127 for the nine months ended April 30, 2007.

Natural gas sales increased $2.2 million to $102.6 million for the nine months ended April 30, 2008 from $100.4 million for the nine months ended April 30, 2007 reflecting the impact of higher natural gas prices. For the nine months ended April 30, 2008, we sold 11.5 million dekatherms, or DTH, at an average retail price per DTH of $8.91, as compared to 11.6 million DTH, sold at an average retail price per DTH of $8.65 during nine months ended April 30, 2007. For the nine months ended April 30, 2008, sales to the commercial and industrial natural gas customers acquired in September 2006 totaled $51.7 million on sales volume of 6.7 million DTH at an average sales price of $7.69 per DTH.

Direct Energy Costs

Direct energy costs for the nine months ended April 30, 2008 totaled $179.6 million and $90.1 million for electricity and natural gas, respectively, compared to $130.5 million and $91.0 million, respectively, for the nine months ended April 30, 2007. Electricity costs averaged $0.0984 per kWh for the nine months ended April 30, 2008 compared to $0.0938 per kWh for the nine months ended April 30, 2007. Direct energy costs for natural gas averaged $7.83 per DTH for the nine months ended April 30, 2008 as compared to $7.85 per DTH for the nine months ended April 30, 2007.

Gross Profit

Gross profit increased $7.6 million, or 18.0% to $49.8 million for the nine months ended April 30, 2008 from $42.2 million for the nine months ended April 30, 2007. Gross profit from electricity increased $9.6 million to $37.4 million for the nine months ended April 30, 2008 from $27.8 million for the nine months ended April 30, 2007, reflecting the impact of customer growth in Texas and Maryland. Gross profit from natural gas increased $3.0 million to $12.4 million for the nine months ended April 30, 2008, from $9.4 million for the nine months ended April 30, 2007 primarily due to the impact of higher margins in California and Ohio. These higher margins were partially offset by lower margins to the HESCO customers. The increase is particularly significant because the comparison period, the nine months ended April 30, 2007, included the Company’s receipt of the $5.1 million APX settlement proceeds.

Selling and Marketing Expenses

Selling and marketing expenses increased to $11.4 million for the nine months ended April 30, 2008 from $7.3 million for the nine months ended April 30, 2007, reflecting higher third-party sales expenses, personnel costs and advertising related to the company’s expanded customer acquisition initiatives.

General and Administrative Expenses

General and administrative expenses increased to $48.2 million for the nine months ended April 30, 2008 from $27.4 million for the nine months ended April 30, 2007. Bad debt was a significant expense for the Company again in the third quarter. Since August 2007, there has been an increase of approximately 22,000 non-active customers resulting in over $16 million of additional delinquent balances over 90 days old. The attrition of customers combined with non payment of outstanding balances has resulted in bad debt expense of $17.7 million for the nine months ended April 30, 2008. This results in a $14.9 million increase in bad debt for the nine months ending April 30, 2008 versus the nine months ending April 30, 2007.

The remaining $5.9 million was attributable to increased personnel costs related to additional customer service, information technology staff and consultants to support the Company’s growing customer base, higher professional service fees resulting from the Company’s review of its strategic alternatives, increased depreciation and amortization expenses and severance for former officers.

Impairment of Intangibles

During the third quarter of fiscal 2008, the Company completed its annual review of its intangibles and goodwill according to FASB Statement No. 142 “Goodwill and Other Intangible Assets”. In conjunction with the new management team’s review of Commerce Energy’s operations, it was concluded that the services provided by Skipping Stone Inc. were either not required or could be obtained at a much lower costs from third-party vendors.

As of April 30, 2008, Skipping Stone Inc. intangibles consisted of Customer List and a Website with a carrying value of $.84 million. The Goodwill allocated from the purchase of Skipping Stone Inc. was $.56 million which, when added to the intangibles, accounts for the total impairment loss recorded in the third quarter of fiscal 2008 $1.4 million.

Income Taxes

No provision for, or benefit from, income taxes was recorded for the nine months ended April 30, 2008 or 2007. We provided valuation allowances equal to our calculated tax due to the amount of the Company’s net operating loss carryforwards and the related uncertainty that we would realize these tax benefits in the foreseeable future.

Liquidity and Capital Resources

The following table summarizes our liquidity measures:

	(Dollars in Thousands)
	April 30, 2008	July 31, 2007
Cash and cash equivalents	$10,370	$6,559
Working capital	$39,977	$38,863
Current ratio (current assets to current liabilities)	2.0:1.0	1.8:1.0
Restricted cash	—	$10,457
Letters of credit outstanding	$20,627	$19,334

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the nine months ended April 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	April 30, 2008	April 30, 2007
Net cash provided by (used in):
Operating activities	$(2,397)	$(2,738)
Investing activities	(4,040)	(6,950)
Financing activities	10,248	7,880
Net increase (decrease) in cash and cash equivalents	$3,811	$(1,808)

Our principal sources of liquidity to fund ongoing operations have been existing cash and cash equivalents on hand, cash generated from operations, our credit facility and credit extended by our suppliers (both secured and unsecured). The Company believes that it will require additional capital resources in fiscal 2009 to: (1) meet its credit facility requirement to have $10 million in excess availability at all times on and after November 1, 2008; (2) fund possible expansion of the Company’s business, either from internal growth or acquisition; (3) add liquidity if energy prices increase materially; and (4) respond to increased energy industry volatility and/or uncertainty that create additional funding requirements.  We have begun discussions with several global banks, with expertise in financing commodity businesses, and expect to replace our existing Credit Facility on or before November 1, 2008.

Cash used in operating activities for the nine months ended April 30, 2008 was $2.4 million, compared to cash used in operations of $2.7 million in the nine months ended April 30, 2007. For the nine months ended April 30, 2008, cash used in operating activities was comprised primarily of a net loss of $11.8 million and a decrease in accounts receivable, net of $8.9 million (including a provision of $17.7 million for bad debts) and decreases in inventory of $3.3 million and an increase in accounts payable of $5.0 million. The increase in accounts receivable was primarily due to slowing turnover of receivables resulting from regulatory changes surrounding credit checking, disconnection procedures and billing delays, primarily in Texas. We believe the national credit tightening and increasing delinquency in many credit categories also contributed, but its specific impact on us cannot be easily quantified. For the nine months ended April 30, 2007, cash used in operating activities was comprised primarily of net income of $4.5 million offset by increases in accounts receivable of $19.3 million (net of provision for bad debts of $2.8 million) primarily due to the HESCO customer list acquisition and seasonal increases in other natural gas customers, by a decrease of $3.6 million in accounts payable and by a decrease of $4.4 million in accrued liability.

Cash used in investing activities was $4.4 million for the nine months ended April 30, 2008, compared to $7.0 used in investing activities in the nine months ended April 30, 2007. The cash used in investing activities for the nine months ended April 30, 2008, was for upgrades in our key customer billing, risk management and customer contact platforms. The cash used in the nine months ended April 30, 2007 was primarily for upgrades in the previously discussed platforms and for the purchase of the HESCO customer list for $4.2 million.

Cash provided by financing activities for the nine months ended April 30, 2008 was $10.2 million, comprised of a $10.5 million reduction in restricted cash primarily from eliminating the former covenant under our Credit Facility requiring us to deposit $10.0 million in our lender’s account as restricted collateral. We refer to this covenant as the Restricted Cash Covenant. This compares to $7.9 million provided by financing activities for the nine months ended April 30, 2007 from reducing restricted cash, primarily by substituting surety bonds as collateral.

At April 30, 2008, the Company had approximately $8.3 million of remaining availability under our Credit Facility. As it is industry practice to pay energy bills toward the end of the month, the remaining availability at the end of a month is lower than most other times during a month.

Credit terms from our suppliers may require us to post collateral against our energy purchases and against our mark-to-market exposure with them. In the November 2007 Sixth Amendment to the Credit Facility, the Restricted Cash Covenant was eliminated. As of April 30, 2008, we have $5.7 million in deposits pledged as collateral to our energy suppliers in connection with energy purchase agreements.

As of April 30, 2008, cash and cash equivalents increased to $10.4 million compared with $6.6 million at July 31, 2007. This increase of $3.8 million was primarily due to eliminating the $10.5 million in restricted cash requirement under the former covenant with our Credit Facility.

Credit Facility

In June 2006, Commerce entered into a Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance, or Wachovia, for up to $50 million. The three-year Credit Facility is secured by substantially all of the Company’s assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is currently limited by a calculated borrowing base consisting of certain of the Company’s receivables and natural gas inventories. As of April 30, 2008, letters of credit issued under the Credit Facility totaled $20.6 million, with no outstanding borrowings. Currently, in accordance with the Eighth Amendment, fees for letters of credit issued range from 3.50 to 3.75 percent per annum, depending on the level of excess availability, as defined in the Credit Facility. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 2.25 percent or LIBOR plus 4.75 percent.

The Credit Facility contains typical covenants, subject to specific exceptions, restricting the Company from: (1) incurring additional indebtedness; (2) granting certain liens; (3) disposing of certain assets; (4) making certain restricted payments; (5) entering into certain other agreements; and (6) making certain investments. The Credit Facility also restricts our ability to pay cash dividends on our common stock; restricts Commerce from making cash dividends to the Company without the consent of the Agent and the Lenders and limits the amount of our annual capital expenditures without the consent of the Lenders.

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

The Sixth Amendment, executed on November 16, 2007, adjusted the required excess availability required at all times to $2.5 million until July 1, 2008 at which time it became $10 million. It also eliminated the eligible cash collateral covenant which previously required keeping $10 million cash on deposit. The Sixth Amendment revised the fixed charge coverage ratio, added minimum EBITDA requirements and extended the maturity of the Credit Facility from June 2009 to June 2010.

The Seventh Amendment executed on March 12, 2008, waived certain covenant defaults relating to the failure of the Company to comply with the minimum EBITDA covenant for the six months ending January 31, 2008 as well as the requirement to transfer funds in the Company's lockbox to a blocked account to be used to pay down the Credit Facility. The Seventh Amendment also changed the pricing terms of the Credit Facility so that borrowings under the Credit Facility are priced at a domestic bank rate plus 0.75 percent or LIBOR plus 3.25 percent per annum. Letters of credit fees. then ranged from 2.00 to 2.25 percent per annum, depending on the level of excess availability. Each of these pricing terms is subject to a one-half of one percent reduction if at the end of any twelve month period the Company's EBITDA is in excess of $7.0 million and its Fixed Charge Coverage Ratio is at least 1.5 to 1 for such period.

The Seventh Amendment eliminated the Fixed Charge Coverage Ratio for the twelve months ending March, May, June and July 2008 and, based on the projections delivered to the Agent by the Company, the Agent will then reasonably establish covenant levels for the Fixed Charge Coverage Ratio for the periods in the fiscal year. The Seventh Amendment also lowered the minimum EBITDA covenant so that the Company is required to have $3.5 million of EBITDA for the nine months ending April 30, 2008 and $3.6 million of EBITDA for the 12 months ending July 31, 2008. Based on the projections delivered to the Agent by the Company, the Agent will then reasonably establish covenant levels for the minimum EBITDA needed for the periods in the fiscal year. In addition, the Capital Expenditure covenant was changed to increase from $5.0 million to $6.0 million the amount of Capital Expenditures allowed in any fiscal year.

On May 23, 2008, Commerce entered into an Assignment and Acceptance Agreement whereby the CIT Group/Business Credit, Inc., or CIT, assigned all of its rights and obligations of the loan agreement to Wells Fargo Foothill, LLC, or Wells Fargo, subject to the terms and conditions set forth in the Credit Facility.

The most recent amendment, the Eighth Amendment, was executed on June 11, 2008.  The Eighth Amendment amended certain terms of the Credit Facility and waived certain covenant defaults relating to the minimum EBITDA covenant for the nine months ending April 30, 2008 and the Fixed Charge Coverage Ratio covenant for the twelve months ending April 30, 2008.  Pursuant to the Eighth Amendment, the Company and the Lenders also agreed that the Company would terminate the Credit Facility on or before November 1, 2008.

The Eighth Amendment increased the pricing terms of the Credit Facility so that borrowings under it are priced at a domestic bank rate plus 2.25 percent or LIBOR plus 4.75 percent per annum.  Letters of credit fees now range from 3.50 to 3.75 percent per annum, depending on the level of excess availability.  In addition, the Eighth Amendment eliminated the EBITDA covenant for the twelve months ending July 31, 2008 and, based on projections delivered to the Agent by the Company, the Agent will reasonably establish levels for the EBITDA and Fixed Charge Coverage Ratio covenants for each period beginning on August 1, 2008 and ending on the last date of each October, January, April and July during each fiscal year, of not less than $500,000 per month and 1:1, respectively.  The definition of Excess Availability also was amended to reflect any other subordinated loans or lines of credit arranged by the Company which are approved by the Agent and the increase in excess availability from $2.5 million to $10 million was deferred until November 1, 2008.  Further, the definition of the borrowing base was amended to tie the amount of the borrowing base to the sum of all collections received during a 30-day period and the percentage of eligible unbilled accounts to be included in the borrowing base was capped at 65%.  Additionally, the Eighth Amendment requires weekly measurements of liquidity and eliminated the early termination fee while replacing it with a service fee that will be no less than $140,000 for the term.

Supply Agreements

Tenaska Power Services Co.

In August 2005, the Company entered into several agreements with Tenaska Power Services Co., or Tenaska, for the supply of the majority of Commerce’s wholesale electricity supply needs in Texas, utilizing commercially standard master purchase and sale, lockbox control, security and guaranty agreements. The Company’s Texas customers pay into a designated account that is used to pay Tenaska for the electricity. Tenaska also extends credit to the Company to buy wholesale electricity supply secured by funds pledged by the Company in the lockbox, its related accounts receivables and customers contracts. The Company entered into a guaranty agreement, pursuant to which it, as the parent company of Commerce, unconditionally guaranteed to Tenaska full and prompt payment of all indebtedness and obligations owed to Tenaska. At April 30, 2008, Tenaska had extended approximately $7.4 million of trade credit to the Company. Tenaska also serves as the Company’s exclusive provider of qualified scheduling services and marketing services in the region of Texas administered by the Electric Reliability Council of Texas.

On April 16, 2008, Commerce entered into a Release Agreement with Tenaska and Wachovia, or the Release Agreement, pursuant to which Tenaska released and terminated (1) any and all of its security interests in the assets and property of Commerce including without limitation the collateral provided under a security agreement in place between Commerce and Tenaska and (2) all of its rights, remedies and interests with respect to a lockbox account established for the deposit of revenues received from Commerce’s electricity end-use customers in Texas. Tenaska’s release and termination of these rights and interests was conditioned upon the receipt of a standby letter of credit issued to Wachovia in favor of Tenaska in the amount of $7.0 million as well as 3.0 million cash collateral, both given in substitution of the collateral previously provided under the security agreement between Commerce and Tenaska. On April 18, 2008 Tenaska agreed to accept a letter of credit in the amount of $10 million in lieu of the above.

Pacific Summit Energy LLC

In September 2006, the Company and Commerce entered into several agreements with Pacific Summit LLC, or Pacific Summit, for the supply of natural gas to serve end-use customers that we acquired in connection with the HESCO acquisition, utilizing a base contract for the purchase and sale of natural gas, an operating, lockbox control and security agreements. Under the agreements, these customers remit their payments into the lockbox used to pay Pacific Summit for natural gas supplies. Pacific Summit also extends credit to the Company to buy wholesale natural gas supplies, secured by funds pledged by the Company in the lockbox, its related accounts receivable and a $3.5 million letter of credit. Under the security agreement, Commerce agreed to maintain a minimum deposit amount in the lockbox account. The security agreement also provided for monthly withdrawals from the lockbox account, with payments to be made first to Pacific Summit for amounts due and payable, and second to Commerce for amounts exceeding the adjusted minimum deposit amount, as defined in the security agreement. At April 30, 2007, Pacific Summit had extended approximately $13.8 million of trade credit to the Company under this arrangement.

Contractual Obligations

As of April 30, 2008, we had commitments of $50.4 million for energy purchase, transportation and capacity contracts. These contracts are with various suppliers and extend through December 2008.

Letters of Credit and Surety Bonds

As of April 30, 2008, $20.6 million of letters of credit have been issued to energy suppliers and others under our Credit Facility and $5.5 million in surety bonds have been issued to satisfy various credit and/or collateral requirements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our activities expose us to a variety of market risks principally from the change in and volatility of commodity prices. We have established risk management policies and procedures designed to manage these risks with a strong focus on the retail nature of our business and to reduce the potentially adverse effects these risks may have on our operating results. Our Board of Directors and the Audit Committee of the Board oversee the risk management program, including the approval of risk management policies and procedures. This program is predicated on a strong risk management focus combined with the establishment of an effective system of internal controls. We have a Risk Management Committee, or RMC, that is responsible for establishing risk management policies, reviewing procedures for the identification, assessment, measurement and management of risks, and the monitoring and reporting of risk exposures. The RMC is comprised of all key members of senior management and is chaired by the Chief Risk Officer.

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

With many of our customers, we have the ability to change prices with short notice; and, therefore, the impact on gross profits from increases in energy prices is not material for these customers. However, sharp and sustained price increases could result in customer attrition without corresponding price increases by local utilities and other competitors. Approximately 48% of our electricity customers and 32% of our natural gas customers are subject to multi-month fixed priced unhedged contracts and, accordingly a $10 per megawatt hour increase in the cost of purchased power and a $1.00 per mmbtu, or Million British Thermal Units, increase in the cost of purchased natural gas could result in an estimated $4.3 million decrease in gross profit for power, and an estimated $1.1 million decrease in gross profit for natural gas, respectively, for fiscal 2008.

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

Interest Rate Risk

As we had no long-term debt outstanding at April 30, 2008, our only exposure to interest rate risks is limited to short-term borrowings and our investment of excess cash balances in interest-bearing instruments. As our borrowings are only short-term and are adjusted to market rates on a recurring basis, we do not believe we have interest rate risk on these borrowings. We generally invest cash equivalents in short-term credit instruments consisting primarily of high credit quality, short-term money market funds and insured, re-marketable government agency securities with interest rate reset maturities of 90 days or less. We do not expect any material loss from our investments and we believe that our potential interest rate exposure is not material. As our practice has been, and currently continues to be, to only invest in high-quality debt instruments with maturities or remarketing dates of 90 days or less, we currently are not materially susceptible to interest rate risk on our investments.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Form 10-K, except as described below:

Based upon current estimates, we may not be in compliance with certain covenants of our Credit Facility in fiscal 2008 or fiscal 2009. If current estimates continue unchanged and we are unable to obtain a waiver or consent of the agent and the lenders to our Credit Facility we will be in default under the Credit Facility, which will have a material adverse effect on our business.

Based upon our current cash flow estimates, including our need to post collateral against our energy purchases and against our mark-to-market exposure with suppliers, we have notified our agent and lenders under the Credit Facility that we may be out of compliance in fiscal 2008 and fiscal 2009 with certain covenants under the Credit Facility.  In the event that we are out of compliance, the Lenders are entitled to accelerate the obligations under the Credit Facility or exercise other remedies provided thereunder.  Although we have received temporary waivers, amendments and modifications to the Credit Facility in the past, there is no assurance that if we need such a waiver, amendment or modification, the agent and lenders will grant it, or if they do grant such a waiver, amendment or modification, such waiver, amendment or modification will be on terms acceptable to us.

We will require additional capital in the future, which may not be available on favorable terms, if at all.

The Company believes that it will require additional capital in fiscal 2009 to (1) meet the requirement in its Credit Facility to have in excess of $10 million in excess availability at all times on and after November 1, 2008; (2) expand its business; (3) add liquidity in case energy prices materially and unexpectedly increase; and (4) meet unexpected funding requirements caused by industry volatility and/or uncertainty. To the extent that our existing capital and borrowing capabilities are insufficient to meet these requirements and cover any losses, we will need to raise additional funds through debt or equity financings or borrowings or curtail our growth and reduce our assets. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

We may be subject to claims or liabilities in connection with certain regulatory and refund proceedings which could have a material adverse effect on our business and our stock price.

In 2001, the Federal Energy Regulatory Commission, or FERC, ordered an evidentiary hearing (Docket No. EL00-95) to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the California Independent System Operator Corporation, or CAISO, and the California Power Exchange or CPX, during the period October 2, 2000 through June 20, 2001, or the Refund Period. Among other holdings in the case, FERC determined that the Automated Power Exchange or the APX, and its market participants could be responsible for, or entitled to, refunds for transactions completed in the CAISO and the CPS spot markets through APX. FERC has not issued a final order determining “who owes how much to whom” in the California Refund Proceeding, and it is not clear when such an order will be issued. As previously disclosed, APX and its market participants have entered into a settlement that resolves how refunds owed to APX will be allocated among its market participants, including to the Company. Under the APX Settlement and Release of Claims dated January 5, 2007, we received $6.5 million, $5.1 million in April 2007 and $1.4 million in August 2007.

In the course of the California Refund Proceeding, FERC has issued dozens of orders. Most have been taken up on appeal before the United States Court of Appeals for the Ninth Circuit or the Ninth Circuit, which has issued opinions on some issues in the last several years. These cases are described below under Lockyer v. FERC and CPUC v. FERC.

Lockyer v. FERC.  On September 9, 2004, the Ninth Circuit issued a decision on the California Attorney General’s challenge to the validity of FERC’s market-based rate system. This case was originally presented to FERC upon complaint that the adoption and implementation of market based rate authority was flawed. FERC dismissed the complaint after sellers refilled reports of sales in the CAISO and the CPX spot markets and bilateral sales to the California Department of Water Resources during 2000 and 2001. The Ninth Circuit upheld FERC’s authority to authorize sales of electric energy at market-based rates, but found that the requirement that sales at market-based rates be reported quarterly to FERC for individual transactions is integral to a market-based rate regime. The State of California, among others, has publicly interpreted the decision as providing authority to FERC to order refunds for different time frames and based on different rationales than are currently pending in the California Refund Proceedings, discussed above in “California Refund Proceeding.” The decision remands to FERC the question of whether, and in what circumstances, to impose refunds or other remedies for any alleged failure to report sales transactions to FERC. On December 28, 2006, several energy sellers filed a petition for a writ of certiorari to the U.S Supreme Court. The U.S. Supreme Court denied the petition.  On March 20, 2008, FERC established settlement and remand procedures for the case, which are currently underway.  We cannot predict the scope or nature of, or ultimate resolution of this case.

CPUC v. FERC.  On August 2, 2006, after reviewing certain FERC decisions in the California Refund Proceedings, the Ninth Circuit decided that FERC erred in excluding potential relief for alleged tariff violations related to transactions in the CAISO and the CPX markets for periods that pre-dated October 2, 2000 and additionally ruled that FERC should consider remedies for certain bilateral transactions with the California Department of Water Resources previously considered outside the scope of the proceedings. To allow parties the opportunity to consider ways to settle disputes, the Ninth Circuit extended the deadline for seeking rehearing of the California Public Utilities Commission, or CPUC and Lockyer decisions to November 16, 2007 and delayed issuing the order remanding the CPUC and Lockyer cases back to FERC. We are studying the court’s decision, but are unable to predict either the outcome of the proceedings or the ultimate financial effect to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information for shares of the Company’s common stock, par value $0.001 per share, or common stock, purchased during the third quarter of fiscal 2008.

Period – FY 2008	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 1-29	0	N/A	0
March 1 – 31 (a)	75,000	$0.001	0
	166,000	$1.26	0
April 1 - 30	0	N/A	0
Total	241,000	$0.87	0	0

(a)
In connection with the execution of a separation agreement and general release with a former executive officer, the company purchased (1) 75,000 shares of restricted common stock at par value per share in connection with the terms of the Company’s 1999 Equity Incentive Plan; and (2) 166,000 shares of common stock at $1.26 per share, the closing price of a share of common stock on the date of purchase.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The following two proposals were presented to and voted on at the Company’s annual meeting of stockholders held on March 27, 2008 (the “Annual Meeting”): (1) the election of two Class I Directors to the Board of Directors to hold office for a term of three years, or until their respective successors are elected and qualified; and (2) a proposal to ratify the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2008.

Proposal 1. The following nominees to the Board of Directors were elected to serve as Class I Directors to hold office for a term of three years, or until their respective successors are elected and qualified: Rohn Crabtree and Gary J. Hessenauer. Charles E. Bayless and Mark S. Juergensen continued in office as Class II Directors after the Annual Meeting. Gregory L. Craig, Dennis R. Leibel and Robert C. Perkins continued in office as Class III Directors after the Annual Meeting.

Rohn Crabtree and Gary J. Hessenauer were elected as directors by a plurality vote. The tabulation of the votes cast for the election of directors was as follows:

Nominee	Votes For	Votes Withheld
Rohn Crabtree	19,993,838	926,886
Gary J. Hessenauer	19,268,283	1,652,441

Proposal 2. The proposal to ratify the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2008 was approved. The affirmative vote of the votes cast by holders of the shares of common stock present in person or represented by proxy at the Annual Meeting and entitled to vote on the proposal was required for approval. The tabulation of votes was as follows:

For	Against	Abstain	Broker Non-Votes
20,529,137	297,007	94,580	0

Item 5. Other Information.

Eighth Amendment to the Credit Facility

On June 11, 2008, the Company, Commerce Energy, Inc., a California corporation and wholly-owned subsidiary of the Company, or Commerce, Wachovia Capital Finance Corporation (Western), a California corporation, as Agent and Lender, or Agent, and Wells Fargo Foothill, LLC, as Lender, entered into an Eighth Amendment to Loan and Security Agreement, or the Eighth Amendment, amending that certain Loan and Security Agreement dated June 8, 2006, as amended, or the Credit Facility by and among the Company, Commerce, the Agent and the Lenders thereto from time to time. Capitalized terms, not otherwise defined have the meaning set forth in the Credit Facility.

The Eighth Amendment revises several provisions of the Credit Facility, including, without limitation, (1) the maturity date; (2) the interest rates; (3) certain financial covenants; (4) the excess availability requirement; (5) the definition of Borrowing Base; and (6) the early termination fee.  The Eighth Amendment also requires compliance with a liquidity forecast.  Pursuant to the Eighth Amendment, Commerce agreed with the Lenders to terminate the Credit Facility on or before November 1, 2008.  Previously, the Credit Facility matured on June 8, 2010.

Commerce also agreed to deliver to the Agent, on the last business day of each week beginning June 6, 2008, a projected daily liquidity forecast for the succeeding eight weeks.  For purposes of the Credit Facility, liquidity means the sum of unencumbered available cash plus cash equivalents plus Excess Availability.  Beginning on June 13, 2008, Commerce must maintain an aggregate liquidity, measured weekly for the next week, of no less than 65% of the projected aggregate liquidity as calculated in the most recent liquidity forecast delivered by Commerce.  The Credit Facility did not previously require delivery of, or compliance with, a liquidity forecast.

The Eighth Amendment also increased the interest rates under the Credit Facility by 1.50%.  The borrowings under the Credit Facility are now priced at a domestic bank rate plus 2.25 percent or LIBOR plus 4.75 percent per annum. Letters of credit fees now range from 3.50 to 3.75 percent per annum, depending on the level of excess availability.

Prior to the Eighth Amendment, based on the projections delivered to the Agent by the Company, the Agent would reasonably establish covenant levels for the Fixed Charge Coverage Ratio for periods in the fiscal year, which would be no less than 1.5:1.  Pursuant to the Amendment, the Agent reasonably will establish a Fixed Charge Coverage Ratio for each period beginning on August 1, 2008 and ending on the last date of  each October, January, April and July during each fiscal year, which will be no less than stringent than 1:1.  The Eighth Amendment also modified the minimum EBITDA covenant.  Previously, Commerce was required to have $3.6 million of EBITDA for the 12 months ending July 31, 2008.  Based on the projections delivered to the Agent by the Company, the Agent would then reasonably establish covenant levels for the minimum EBITDA needed for the specified periods ending during the fiscal year.  The Eighth Amendment eliminated the test for the period ending July 31, 2008 and the Agent will now reasonably establish a minimum EBITDA level for each period beginning on August 1, 2008 and ending on the last date of each October, January, April and July during each fiscal year, which will be no less than $500,000 per month.

Additionally, under the Eighth Amendment, Commerce is required to maintain an amount of Excess Availability equal to $2,500,000 at all times prior to November 1, 2008 and $10,000,000 at all times on or after November 1, 2008. Prior to the Eighth Amendment, Commerce was required to maintain an amount of Excess Availability equal to $2,500,000 prior to July 1, 2008 and $10,000,000 at all times on or after July 1, 2008.  The definition of Excess Availability was also amended to reflect any subordinated loans or lines of credit arranged by Commerce which are approved by the Agent.

Also, the definition of the Borrowing Base was amended. Previously, the Borrowing Base equaled amount equal to (1) the lesser of (a) the sum of all collections received on the accounts of borrowers during the immediately preceding 45 days, and (b) 85% of the Eligible Billed Accounts, plus (d) the lesser of $12,000,000 or 65% of the Eligible Unbilled  Accounts, plus (c) the lesser of the $8,000,000 or 70% multiplied by the value of Eligible Inventory, plus (e) the lesser of $35,000,000 or 95% of Eligible Cash Collateral, minus (2) any Reserves.  Previously, the percentage of Eligible Unbilled Accounts could be increased from 65% to 75% two times each year for a period of 60 days as specified in a written request by Commerce to the Agent.  Pursuant to the Eighth Amendment, the percentage of Eligible Unbilled Accounts must remain at 65% at all times and the time period of collections on accounts referred to in subclause (a)(i) above is now 30 days instead of 45 days.

In connection with the Eighth Amendment, the Lenders agreed to eliminate the prepayment penalty.  Previously, the prepayment penalty of 0.25% of the revolving loan limit was previously payable from and after the first anniversary of the date of the Credit Facility but not including the thirtieth day preceding the fourth anniversary of the date of the Credit Facility.  However, Commerce agreed to pay to the Lenders a servicing fee in an amount equal to $35,000 per month, which shall be no less than $140,000 in the aggregate for the term of the Credit Facility.

The foregoing summary of the Eighth Amendment is not complete and is qualified in its entirety by reference to the actual Amendment, which is attached hereto as Exhibit 10.20 and incorporated herein by reference.

Tenaska Release Agreement

On April 16, 2008, Commerce Energy, Inc., or Commerce, Tenaska Power Services Co., or Tenaska, and Wachovia Capital Finance Corporation (Western), or Wachovia, as agent for the lenders and party to a Loan and Security Agreement dated June 8, 2006, as amended, entered into a release agreement, or the Release Agreement. Tenaska supplies Commerce with a majority of its wholesale electricity supply needs in Texas and extends it credit to buy wholesale electricity. Wachovia provides various credit facilities to Commerce.

Pursuant to the Release Agreement, Tenaska agreed to release and terminate all of its security interests in the assets and property of Commerce, including the collateral provided under a security agreement between Commerce and Tenaska dated August 1, 2006, as amended March 7, 2006 and June 22, 2006, referred to herein as the Security Agreement. Such collateral included Commerce’s contracts with certain retail electricity customers and the revenues and accounts receivable from such contracts. Under the Release Agreement, Tenaska also agreed to release and terminate all of Tenaska’s rights, remedies and interests with respect to a deposit account and related lockbox into which revenues received from Commerce’s electricity end-use customers in Texas were deposited pursuant to a blocked account control agreement with lockbox services dated August 1, 2005 by and among Commerce, Tenaska and U.S. Bank National Association, referred to herein as the Tenaska Lockbox Agreement. The foregoing agreements were conditioned upon the receipt by Tenaska of a standby letter of credit issued by Wachovia at the request of Commerce in the amount of $7.0 million and $3.0 million cash collateral, both in substitution of the collateral previously provided under the Security Agreement. On April 18, 2008 Tenaska agreed to accept a letter of credit in the amount of $10 million in lieu of the above. The foregoing summary of the Release Agreement is not complete and is qualified in its entirety by reference to the actual agreement, which is attached hereto as Exhibit 10.19 and incorporated herein by reference.

In connection with the Release Agreement, Tenaska terminated all of its rights and interests with respect to the Tenaska Lockbox Agreement and the related deposit account and lockbox, effective as of April 17 2008. On April 15, 2008, Commerce entered into a new blocked account control agreement with lockbox services with Wachovia and U.S. Bank, or the Wachovia Lockbox Agreement, acknowledging Wachovia’s security interest in the lockbox and related deposit account maintained at U.S. Bank for deposit of revenues received from electricity end-use customers in Texas and providing that Commerce may direct the transfer of funds in the account unless and until Wachovia provides written notice to U.S. Bank to the contrary. The foregoing summary of the Wachovia Lockbox Agreement is not complete and is qualified in its entirety by reference to the actual agreement, which is attached hereto as Exhibit 10.18 and incorporated herein by reference.

Annual Meeting Date Announced – January 8, 2009

The Company has set Thursday, January 8, 2009 as the date for its upcoming annual meeting of stockholders relating to its fiscal year ending July 31, 2008.

Set forth below are important dates relating to nominations for Directors and Stockholder Proposals for that upcoming annual meeting.

Nominations for Directors for the Annual Meeting for the Fiscal Year Ending July 31, 2008

The Second Amended and Restated Bylaws of the Company, or the Bylaws, set forth specific procedures relating to the nomination of the Company’s directors.  We refer to these procedures in the Bylaws as the Nomination Bylaw.  No person will be eligible for election as a director unless nominated in accordance with the provisions of the Nomination Bylaw.  Nominations of persons for election to the Board of Directors may be made by (1) the Board of Directors or a committee appointed by the Board of Directors; or (2) any stockholder who (a) is a stockholder of record at the time of giving the notice provided for in the Nomination Bylaw, (b) will be entitled to vote for the election of directors at the annual meeting and (c) complies with the notice procedures set forth in the Nomination Bylaw.

Nominations by stockholders must be made in written form to the Secretary of the Company.  Under the Nomination Bylaw, to be timely for an annual meeting, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not more than 120 days nor less than 90 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of an annual meeting is changed by more than 30 days before or 70 days after such anniversary date, then for the notice by the stockholder to be timely, it must be received by us no earlier than 120 days prior to such annual meeting nor later than the later of 90 days prior to such annual meeting or the 10th day following the day on which public announcement of the date of the meeting was first made.

Therefore, in order to be timely for the annual meeting for the fiscal year ending July 31, 2008, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not earlier than September 10, 2008 and not later than

October 10, 2008. To be effective, the written notice must include (1) the name, age, business address and residence address of the person being nominated by the stockholder; (2) the principal occupation or employment of the stockholder’s nominee; (3) the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by the stockholder’s nominee; (4) any other information relating to the stockholder’s nominee that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder; (5) the written consent of each proposed nominee to being named as a nominee and to serve as a director of the Company if elected; (6) the name and record address of the stockholder making the nomination; (7) the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by such stockholder; (8) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other persons (including their names) pursuant to which the nominations are to be made by such stockholder; (9) a representation that such stockholder is a stockholder of record entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the persons described in the notice; and (10) a representation of whether such stockholder or any such beneficial owner intends or is part of a group which intends (a) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to elect the nominee, and/or (b) otherwise to solicit proxies from stockholders in support of such nomination. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Company.

Stockholder Proposals for the Annual Meeting for the Fiscal Year Ending July 31, 2008

The Bylaws also set forth specific procedures to enable stockholders to properly bring business before an annual meeting of the stockholders.  We refer to these procedures in the Bylaws as the Stockholder Proposal Bylaw.  Under the terms of the Stockholder Proposal Bylaw, to be properly brought before an annual meeting, business must be (1) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors; (2) otherwise properly brought before the meeting by or at the direction of the Board of Directors; (3) otherwise properly brought before an annual meeting by a stockholder.  For business (other than the nomination of directors, which is governed by the Nomination Bylaw) to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company.

To be timely, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that if the annual meeting is not held within 30 days before or 70 days after such anniversary date, then for the notice by the stockholder to be timely, it must be so received no earlier than 120 days before such annual meeting nor later than the later of 90 days prior to such annual meeting or the 10th day following the day on which public announcement of the date of the meeting was first made. Under the Stockholder Proposal Bylaw, in order to be timely for the annual meeting for the fiscal year ending July 31, 2008, a stockholder’s notice regarding a proposal must be delivered to or mailed and received at our principal executive offices not earlier than September 10, 2008 and not later than October 10, 2008.

To be effective, the written notice must include, as to each matter the stockholder proposes to bring before the annual meeting (1) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (2) the text of the proposal; (3) the reasons for the proposal; (4) the name and address, as they appear on the Company’s books, of the stockholder proposing such business; (5) the class and number of shares of the Company which are beneficially owned by the stockholder; (6) any material interest of the stockholder in such business; (7) the name and record address of the stockholder making the proposal; (8) the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by such stockholder; (9) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other persons (including their names) pursuant to which the proposals are to be made by such stockholder; (10) a representation that such stockholder is a stockholder of record entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to conduct the business being proposed as described in the notice; and (11) a representation of whether such stockholder or any such beneficial owner intends or is part of a group which intends (a) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to approve or adopt the proposal, and/or (b) otherwise to solicit proxies from stockholders in support of such proposal.

Stockholder Proposals for Inclusion in Proxy Statement for the Annual Meeting for the Fiscal Year Ending July 31, 2008

If you want us to consider including a proposal in the Company’s proxy materials relating to the annual meeting of stockholders to be held for the fiscal year ending July 31, 2008 in accordance with SEC Rule 14a-8, you must submit such proposal to the Company no later than August 25, 2008. If such proposal is in compliance with all of the requirements of Rule 14a-8, and not otherwise excludable under Rule 14a-8, we will include it in the proxy statement and set it forth on the form of proxy issued for such annual meeting of stockholders. As the rules of the SEC make clear, simply submitting a proposal does not guarantee that it will be included. You should direct any such stockholder proposal to the attention of the Secretary of the Company at our address set forth on the first page of this proxy statement.

Departure of Thomas L. Ulry

In connection with an organizational review of the Company which resulted in significant changes to the business, on June 6, 2008, the Board of Directors of the Company terminated, without cause, Thomas L. Ulry, Senior Vice President, Sales and Marketing, effective Friday, June 13, 2008.  On June 12, 2008, the Company presented to Mr. Ulry a Severance Agreement and General Release, or the Severance Agreement, which will become effective on the eighth day after he signs the Severance Agreement, unless it is revoked by Mr. Ulry before that date.  Such date shall be referred to herein as the effective date.  Mr. Ulry has 21 days from June 12, 2008 to decide whether to execute the Severance Agreement.  Pursuant to the Severance Agreement, Mr. Ulry would be entitled to a severance payment of $84,330 payable as follows: $42,165 on the first business day after the effective date; $21,082 on August 29, 2008; and $21,082 on October 31, 2008, in each case, less customary payroll deductions required by law.  The aggregate severance payment to be paid under the Severance Agreement is referred to herein as the Severance Benefit.

If Mr. Ulry decides to execute the Severance Agreement and it becomes effective, Mr. Ulry would agree not to solicit the Company’s employees, contractors or customers for a period of twelve (12) months after the date of the Severance Agreement is signed.  The Severance Agreement includes provisions which would require Mr. Ulry to protect the Company’s proprietary information and contains a general release by Mr. Ulry of all of the claims against the Company and its affiliates and representatives.  The Severance Agreement also contains other customary provisions including Mr. Ulry’s statutory rights under the Older Workers Benefit Protection Act which permits him to revoke portions of the Severance Agreement within a seven day period after he signs it.

If Mr. Ulry elected to revoke portions of the Severance Agreement, he would not be entitled to the Severance Benefit.  Mr. Ulry would then be entitled to the severance benefits set forth in a letter agreement dated May 31, 2005 between the Company and Mr. Ulry.  Pursuant to that agreement, the Company would be obligated to pay Mr. Ulry his monthly salary, less customary payroll deductions required by law, for a period of up to six months or until Mr. Ulry finds alternative employment.  The aggregate amount of six months of Mr. Ulry’s salary, prior to applicable payroll deductions, equals $126,495.  We refer to the letter agreement as the May 2005 Ulry Letter Agreement.

The foregoing descriptions of the Severance Agreement, and the May 2005 Ulry Letter Agreement are only summaries, are not complete and are qualified in their entirety to the actual agreements, which are attached as Exhibits 10.13 and 10.14, respectively, and are each incorporated herein by reference.

Compensation Increase for Michael J. Fallquist

On June 11, 2008, the Compensation Committee of the Board of Directors of the Company increased the annual base salary of Mr. Michael J. Fallquist, the Chief Operating Officer of the Company, from $225,000 to $275,000, effective as of the Company’s  next regularly scheduled pay period.  The Compensation Committee viewed the increase as a correction so as to bring Mr. Fallquist’s base salary more in line with comparable senior executive positions in the market in which the Company competes for talent.

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

10.1	*
Separation Agreement and General Release between Commerce Energy Group, Inc. and Steven S. Boss dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.2	*
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

10.4	*
Stock Option Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.5	*
Restricted Share Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.6	*
Indemnification Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.7	*
Indemnification Agreement between Commerce Energy Group, Inc. and Rohn E. Crabtree, dated February 21, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.8	*
Employment Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.9	*
Form of Stock Option Award Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit  99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.10	*
Form of Restricted Share Award Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit Number		Description
10.11	*
Indemnification Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.12	*
Commerce Energy Group, Inc. Fallquist Incentive Plan, previously filed with the SEC on March 13, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.13	*	Confidential Severance Agreement and General Release by and between Commerce Energy Group, Inc. and Thomas L. Ulry.
10.14	*
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

10.16
Seventh Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and The CIT Group/Business Credit, Inc., dated March 12, 2008, previously filed with the SEC on March 14, 2008 as Exhibit 10.18 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2008 and incorporated herein by reference.

10.17
Confidential Severance Agreement and General Release between Commerce Energy Group, Inc. and Rubin N. Cioll dated April 28, 2008, previously filed with the SEC on May 12, 2008 as Exhibit  99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.18		Blocked Account Control Agreement with Lockbox Services dated April 15, 2008 by and among Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and U.S. Bank, N.A.
10.19
Release Agreement dated April 16, 2008 by and among Commerce Energy, Inc., Tenaska Power Services Co. and Wachovia Capital Finance Corporation (Western) as agent for the lenders party to the Credit Facility.

10.20
Eighth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, dated June 11, 2008.

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
________
*      Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

Date: June 12, 2008	By: /s/ GREGORY L. CRAIG Gregory L. Craig Chairman & Chief Executive Officer (Principal Executive Officer)

Date: June 12, 2008	By: /s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
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

10.1	*
Separation Agreement and General Release between Commerce Energy Group, Inc. and Steven S. Boss dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.2	*
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

10.4	*
Stock Option Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.5	*
Restricted Share Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.6	*
Indemnification Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.7	*
Indemnification Agreement between Commerce Energy Group, Inc. and Rohn E. Crabtree, dated February 21, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.8 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.8	*
Employment Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.9	*
Form of Stock Option Award Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit  99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.10	*
Form of Restricted Share Award Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit Number		Description
10.11	*
Indemnification Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.12	*
Commerce Energy Group, Inc. Fallquist Incentive Plan, previously filed with the SEC on March 13, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.13	*	Confidential Severance Agreement and General Release by and between Commerce Energy Group, Inc. and Thomas L. Ulry.
10.14	*
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

10.16
Seventh Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and The CIT Group/Business Credit, Inc., dated March 12, 2008, previously filed with the SEC on March 14, 2008 as Exhibit 10.18 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2008 and incorporated herein by reference.

10.17
Confidential Severance Agreement and General Release between Commerce Energy Group, Inc. and Rubin N. Cioll dated April 28, 2008, previously filed with the SEC on May 12, 2008 as Exhibit  99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.18		Blocked Account Control Agreement with Lockbox Services dated April 15, 2008 by and among Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and U.S. Bank, N.A.
10.19
Release Agreement dated April 16, 2008 by and among Commerce Energy, Inc., Tenaska Power Services Co. and Wachovia Capital Finance Corporation (Western) as agent for the lenders party to the Credit Facility.

10.20
Eighth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, dated June 11, 2008.

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
________

*      Indicates management contract or compensatory plan.

Exhibit 31.1

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a)
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory L. Craig, Chairman and Chief Executive Officer, of Commerce Energy Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended April 30, 2008 of Commerce Energy Group, Inc.;

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

COMMERCE ENERGY GROUP, INC.

Date: June 12, 2008	By: /s/ GREGORY L. CRAIG Gregory L. Craig Chairman & Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a)
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Douglas Mitchell, Interim Chief Financial Officer of Commerce Energy Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended April 30, 2008 of Commerce Energy Group, Inc.;

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

COMMERCE ENERGY GROUP, INC.

Date: June 12, 2008	By: /s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory L. Craig, Chairman and Chief Executive Officer of Commerce Energy Group, Inc. (the “Company”), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350, that, to my knowledge:

1.
The Quarterly Report on Form 10-Q of the Company for the period ended April 30, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by the Report.

COMMERCE ENERGY GROUP, INC.

Date: June 12, 2008	By: /s/ GREGORY L. CRAIG Gregory L. Craig Chairman & Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF INTERIM CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Douglas Mitchell, Interim Chief Financial Officer of Commerce Energy Group, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350, that to my knowledge:

1.
The Quarterly Report on Form 10-Q of the Company for the period ended April 30, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by the Report.

COMMERCE ENERGY GROUP, INC.

Date: June 12, 2008	By: /s/ C. Douglas Mitchell C. Douglas Mitchell Interim Chief Financial Officer (Principal Financial and Accounting Officer)