Form 10-K
period 2008-07-31
COMMERCE ENERGY GROUP, INC.
filed 2008-11-13
CIK 1274150

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008
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

Registrant's telephone number, including area code
 (714) 259-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:
Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Accelerated Filer ☐ Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of January 31, 2008 was approximately $37,012,386 (computed using the closing price of $1.25 per share of Common Stock on January 31, 2008, as reported by the American Stock Exchange).

         As of October 16, 2008, 31,131,285 shares of the registrant's Common Stock were outstanding.

        You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to the "Company," "Commerce," "we," "us," and "our" refer specifically to Commerce Energy Group, Inc. and its subsidiaries.

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

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue," "may," "could" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.

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

  •
  our ability to comply with the covenants in our current and future credit and loan agreements;

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

 PART I

Item 1.    Business

Overview

        Commerce Energy Group, Inc., or Commerce, is an independent energy marketer of retail electric power and natural gas supply to residential, commercial, industrial and institutional customers. Unless otherwise noted, as used herein, the "Company," "we," "us," and "our" means Commerce Energy Group, Inc. and its subsidiaries.

        Commerce operates through its wholly-owned subsidiary, Commerce Energy, Inc., or Commerce Energy, formerly Commonwealth Energy Corporation and doing business as "electricAmerica," is licensed by the Federal Energy Regulatory Commission, or FERC, and by state regulatory agencies as an unregulated retail marketer of natural gas and electricity. As of July 31, 2008, we provided electricity and natural gas to approximately 155,000 residential, commercial, industrial and institutional customers in ten states.

        Commerce's predecessor, Commonwealth Energy Corporation, or Commonwealth, was formed in California in August 1997. On July 6, 2004, Commonwealth reorganized into a holding company structure, whereby Commonwealth became a wholly-owned subsidiary of Commerce.

        Commerce was incorporated in the State of Delaware on December 18, 2003. Our executive offices are located at 600 Anton Boulevard, Suite 2000, Costa Mesa, California 92626 and our telephone number is (714) 259-2500. Our fiscal year ends July 31.

Recent Developments

  Sale of Texas Electric Service Contracts

        On October 24, 2008, Commerce Energy completed the sale of all of its electric service contracts with its customers in Texas and certain assets related to these contracts to Ambit Energy, L.P., or Ambit, pursuant to the terms and conditions of an Asset Purchase Agreement dated October 23, 2008 by and between Commerce Energy and Ambit.

        The initial purchase price paid to Commerce Energy in connection with the transaction is $11.2 million with $8.5 million paid in cash on October 24, 2008, and $2.7 million, to be reduced by customer deposits and adjusted by positive or negative monetary adjustments if the number of active customers transferred deviates by more than 2.5% from 57,588 customers, payable in cash on or before November 24, 2008. In addition, Ambit will assume certain liabilities relating to the assets being sold. Ambit has also agreed to make residual payments to Commerce Energy during a period beginning on the closing date and continuing through December 31, 2010. The residual payments, which are calculated and paid monthly, generally consist of $3.50 for each electric service contract being transferred that has charges invoiced to Ambit that are not past due and are estimated to be approximately $3.6 million.

        In connection with the closing, the parties entered into a transition services agreement and a non-competition agreement. The transition services agreement covers transition services such as billing, customer service and transaction management services, primarily to be provided by Commerce Energy after the closing for additional consideration. Pursuant to the non-competition agreement, for a two-year period after the closing, Commerce Energy shall not, and shall ensure that its affiliates do not, compete in the retail electricity business in the State of Texas, or solicit Ambit's employees, customers or clients in the State of Texas.

  Credit and Liquidity Developments

        Our principal sources of liquidity to fund ongoing operations have been existing cash and cash equivalents on hand, cash generated from operations and borrowing under our Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance (Western), as agent and lender, or Wachovia, and the lenders from time to time a party to such Credit Facility, or the lenders. On August 21, 2008, we entered into an amendment to the Credit Facility which provided, among other things, that (i) the Company must affect a sale of assets resulting in the receipt of at least $8,000,000 in net proceeds by November 3, 2008; (ii) once such a sale is completed, the ability to borrow under the Credit Facility would cease; and (iii) the maturity date of the Credit Facility was extended to December 22, 2008, or the Termination Date. In addition, Wachovia notified the Company that it does not intend to renew the Credit Facility.

        As noted above, we completed the sale of our Texas electric service contracts on October 24, 2008, applying the net proceeds of the sale to pay down the outstanding loan amount under the Credit Facility. We also entered into a Discretionary Line of Credit Demand Note, or the Demand Note, with AP Finance, LLC, or AP Finance, on October 27, 2008, pursuant to which we may borrow up to $6.0 million at the discretion of AP Finance. As of November 11, 2008, we have drawn $2.6 million under the Demand Note. The Demand Note is payable on demand, or in the absence of demand on December 22, 2008. Since advances under the Demand Note are discretionary and payable on demand, there can be no assurance that the Company will continue to have access to funding under the Demand Note.

        While letters of credit continue to be issued under the Credit Facility to energy suppliers, some energy suppliers have required us to post additional cash collateral or provide a replacement letter of credit as a result of the uncertainty regarding the viability of Wachovia.

        For several months, we have been searching for commercial lenders to replace Wachovia and the other lenders under the Credit Facility on or before December 22, 2008. That search has expanded to include a lender who also would repay the aggregate $23.1 million in secured 12% promissory notes, or Senior Notes, and $2.6 million in outstanding secured Demand Note due to AP Finance as of November 11, 2008 on December 22, 2008. The financial crises affecting the banking system and the financial markets and the going concern threats to the ability of investment banks and other financial institutions have severely limited our ability to find a replacement commercial bank or syndicate of banks sufficient to meet the credit needs of our business. While alternative sources of capital may be available to us, they are at costs which our business cannot service over an extended period of time.

        Although the search for a replacement credit facility continues, as of November 13, 2008, the Company does not have a firm commitment for a replacement credit facility.

        On November 11, 2008, we entered into a letter agreement with Universal Energy Group, Ltd. or Universal, pursuant to which we agreed to a period of exclusive negotiations, through November 26, 2008, to conduct due diligence and reach agreement on a definitive agreement regarding a proposed transaction whereby Universal would purchase: (i) certain of our assets, or the Purchased Assets, including, but not limited to, all customer contracts relating to the natural gas retailing business currently being conducted by us in Ohio, all customer contracts relating to the electricity retailing business currently being conducted by us in Pennsylvania, New Jersey, Maryland and Michigan, and all licenses related thereto; (ii) newly issued shares of our common stock, amounting to 49% of the issued and outstanding shares of our common stock, after giving effect to such shares, or the Equity Investment; and (iii) a warrant, or the Warrant, to acquire up to that number of additional newly issued shares of our common stock, or the Warrant Shares, that, when taken together with the Equity Investment, would amount to 66 2/3% of the issued and outstanding shares of our common stock as of the closing date of the proposed transactions, after giving effect to the Equity Investment and the Warrant Shares (assuming the Warrant is exercised in full on the closing date of the proposed transactions). The letter agreement contemplates that Universal would pay us an aggregate of $16.0 million in cash for the Purchased Assets, the Equity Investment and the Warrant.

        The letter agreement provides that, within 10 days of signing a definitive agreement relating to the proposed transactions, Universal would replace the Credit Facility for a fee of $250,000. The letter agreement also contemplates that, immediately following the closing of the proposed transactions, our Board of Directors would consist of seven members, three of whom shall be nominees of Universal.

        During the exclusivity period, we may not solicit acquisition proposals, however, our Board of Directors may consider unsolicited acquisition proposals in accordance with its fiduciary duties. If we recommend, approve or enter into an acquisition proposal with a third party, an acquisition proposal is publicly announced, proposed, offered or made to our stockholders and such acquisition is completed within 12 months of the termination of the letter agreement or the parties fail to enter into a definitive agreement solely or primarily attributable to our failing to use commercially reasonable efforts to negotiate and enter into a definitive agreement, we shall pay a non-completion fee of $500,000. In addition, if the parties fail to enter into a definitive agreement solely or primarily attributable to Universal failing to use commercially reasonable efforts to negotiate and enter into a definitive agreement, Universal shall pay a non-completion fee of $500,000.

        There cannot be any assurances that the proposed transactions will occur. To the extent that the Termination Date occurs and the proposed transaction with Universal or another party does not occur, or we are unable to close a transaction which will replace the Credit Facility and the Senior Notes and the Demand Notes, or we are unable to restructure the terms of the Credit Facility, the Senior Notes and the Demand Note, there is substantial doubt about our ability to continue as a going concern. For a separate discussion of these of these matters, please see Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Industry Background

  Electricity

        In order to increase consumers' competitive options the U.S. electric utility industry began a process of deregulation in 1992, which primarily served to unbundle generation, transmission, distribution and ancillary services into separate components of a utility's service. As in other industries that have been deregulated, competition in the electric service industry was intended to provide consumers with a choice of multiple suppliers and was expected to promote product differentiation, lower costs and delivery of enhanced services. To obtain these benefits, customers in deregulated utility markets would be able to choose to switch their electric supply service from their local utility to an alternative supplier.

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

        Electricity is a real-time commodity and cannot be stored. As soon as it is produced, it must be simultaneously delivered into the grid to meet the demand of end users. Most electricity grids and wholesale market clearing activities are managed by third-party entities known as Independent System Operators or ISOs, or Regional Transmission Organizations or RTOs. The ISO or RTO is responsible for system reliability and ensures that physical electricity transactions between market participants are managed in such a way as to assure that proper electricity reserve margins are in place, grid capacity is maintained and supply and demand are balanced.

        To maintain profitability, we must effectively manage or shape our purchased electricity supply to the real-time demand or load of our customers. These load-shaping activities, required by the hourly variability in the electricity usage patterns of our customers compared to the fixed hourly volume purchased from our suppliers, results in our holding of long or short energy positions. A long position occurs when we have committed to purchase more electricity than our customers need, and a short position occurs when our customers' usage exceeds the amount of electricity we have committed to purchase. In both situations, we utilize the wholesale electricity spot market and ISO clearing markets to balance our long or short energy positions, selling supply when in a long position and buying when in a short position. It is not possible to be completely balanced on every delivery hour; therefore we always have some exposure to price volatility in the wholesale market for electric power.

        Purchases and sales in the wholesale market are regulated by FERC, to whom we report regularly. Weather, generation capacity, transmission, distribution and other market and regulatory issues also are significant factors in determining our wholesale procurement and sales strategies in each of the markets we serve.

        FERC has deregulated the wholesale electricity market by allowing power marketers and utilities who do not have market controlling power, to sell wholesale electric power at market rates (i.e., whatever rate the buyer and seller agree upon), as opposed to requiring that prices be cost-based (i.e., based on the supplier's cost of the electricity).

        FERC has further encouraged competition in the wholesale bulk power markets by promulgating open access transmission rules in 1996, which have led to the increasing commoditization of electricity markets. FERC's open access transmission rules require transmission providers under its jurisdiction to allow eligible customers access to their transmission systems at cost-based rates. This has enabled purchasers of wholesale power to access a larger number of potential suppliers, thereby enhancing competition.

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

        Although transactional prices of natural gas are determined by market forces, the cost of transportation of natural gas from the outlet of gathering systems and processing plants to the "city gate" interconnection with local gas distributors is performed by regulated pipelines which essentially act as common carriers. Any market participant desiring transportation services from such pipelines must be offered such services on an equal basis with other market participants. Transportation from the city gate to the burner tip, a common term for where a consumer uses the gas, is performed by regulated local utilities. Unlike the interstate natural gas pipelines that act as common carriers, the local gas distribution companies are a mixture of common carrier, selective carrier, and non-carrier systems. Only common carrier and some selective carrier systems can be accessed to serve retail residential and commercial/industrial customers.

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

  Commerce Energy, Inc.

        We sell electricity and natural gas service to customers under both month-to-month variable price and longer-term fixed price service contracts. The difference between the sales price of energy delivered to our customers and the related cost of our energy supplies, transmission costs, distribution costs and ancillary services costs provides our gross profit margin. The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. With the exception of Texas, the local utilities also provide billing and collection services for many of our customers on our behalf.

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

  Skipping Stone Inc.

        Commerce divested its energy consulting business, Skipping Stone Inc., or Skipping Stone, and closed its offices in Houston and Boston, used primarily by Skipping Stone, during the fourth quarter of the fiscal year ended July 31, 2008, or fiscal 2008. The Company entered into an agreement with the former president of Skipping Stone to sell substantially all of the assets of Skipping Stone, including its name, for a nominal amount of cash and the assumption of substantially all of its liabilities. During fiscal 2008, Skipping Stone accounted for less than 1% of our net revenues.

Our Customers and Markets

        As of July 31, 2008, we were delivering electricity and natural gas supply to customers in 10 states and 23 utility service territories. We periodically review and evaluate the profitability of our operations in each of these markets and the advantages to us of entering other potential utility service territories that are open for direct access sales to end-use customers. The review of entrance in a new market area would include exploring opportunities to acquire existing portfolios of customers from current suppliers in targeted markets.

        We operate in one reportable business segment, energy retailing, in one geographic area, the United States. Our customer base consists of residential, commercial and industrial customers. Our business is not dependent upon any one customer or a few major customers and, during fiscal 2008, no one customer accounted for more than 10% of our net revenues. In addition to expansion of our core products and services into new deregulated markets and targeted customer classes, we are working to broaden the scope of our energy-related products and services to include energy efficiency offerings and additional outsourced services.

        As of July 31, 2008, we served approximately 155,000 electricity and natural gas customers. Although a number of our customers, particularly in our commercial and industrial sales segment, have more than one account, we determine and report our customer count with each customer defined as an individual customer account. We served electricity customers in 12 utility service territories within six states: Texas, California, Pennsylvania, Maryland, Michigan and New Jersey and natural gas customers in 14 utility service territories within seven states: California, Ohio, Florida, Nevada, Pennsylvania, Maryland and Georgia.

        Sales of electricity and natural gas comprised 71% and 29%, respectively, of total net revenues during fiscal 2008; 64% and 34%, respectively, during the fiscal year ended July 31, 2007, or fiscal 2007; and 74% and 25%, respectively during the fiscal year ended July 31, 2006, or fiscal 2006.

Strategy

        Commerce Energy's profitability depends on our ability to achieve sufficient customer scale in order to create a profitable operating cost structure. To achieve this scale and subject to our ability to obtain adequate financing, we intend to substantially grow our customer base in markets that offer adequate gross margins, shed customers which may no longer be served economically, evaluate and align our market presence to achieve optimum returns on investments and seek out acquisition opportunities that will advance our growth goals. Growth plans include:

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

  •
  Within our mass market division, continuing to develop a robust sales channel mix including outbound and inbound telesales, online sales and enrollment, affinity alliances, direct mail and advertising, as well as various indirect sales partnerships.

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

Sales and Marketing

        Commerce Energy markets electricity and natural gas utilizing contract terms based either on fixed or variable rates. The majority of our fixed-rate contracts are for a duration of 12 to 24 months, with occasional shorter-term offerings based on market conditions and customer preferences. Our monthly variable rate contracts are cancellable after 30 days' notice, allowing customer flexibility with respect to a longer term price or supplier commitment. During fiscal 2008, substantially all of our new customer sales contracts were under fixed-rate contract terms. As expected, following unprecedented increases in the wholesale cost of energy and significant volatility of market prices during the summer months of calendar year 2008, customers were more inclined to lock in certainty in the cost of their energy.

        A variety of approaches are utilized in acquiring customers, including a professional sales force calling on C&I end-users and various mass market sales channels in pursuit of residential and small businesses. Historically, a majority of our customers have been acquired through telesales and network marketing.

        Service after the sale is a critical part of our success. The new management team plans to significantly improve the customer experience from enrollment to customer care. The Company will use this as a point of differentiation going forward and expects it to significantly increase customer retention and renewal rates.

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

  Mass Market

        Sales to mass market customers are comprised of pre-defined service plans developed on the usage patterns of a typical small business or residential consumer. Historically, telesales and network marketing were utilized almost exclusively for the acquisition of customers in the mass market. The new management team is currently reviewing the sales channels used to acquire mass market customers and plans to take a very focused approach moving forward. The focus will be on identifying the channel that provides high value, creditworthy customers at the lowest possible cost to acquire.

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

        Wholesale electricity and natural gas are readily available from various third party suppliers in our markets, except for the state of Michigan, where all of our electricity is purchased from one supplier. In fiscal 2008, one electricity supplier accounted for 20% of our direct energy costs and one gas supplier accounted for 17% of our direct energy costs, and their relationships are not secured by long-term contracts. Based upon current information from our suppliers, we do not anticipate any shortage of supply. However, in the event of a supply shortage, there can be no assurance that we would be able to timely secure an alternative supply of electricity or natural gas at prices comparable to our current contracts, and the failure to replace a supplier in a timely manner at comparable prices could materially harm our operations.

        We employ risk management policies and procedures to control and monitor the risks associated with volatile commodity markets and to assure a balanced energy- sales-and-supply portfolio within defined risk tolerances.

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

        The incumbent regulated utilities and the nationally-branded utility affiliates typically benefit from the economies of scale derived from the strength of substantial asset-based balance sheets, and vertically integrated business models that combine production, transmission and distribution assets. For incumbent utilities these advantages are often offset by the lack of flexibility to offer multiple product choices to their customers, while the nationally-branded affiliates often struggle with long-term focus and cultural adaptation to a non-regulated market environment.

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

Governmental Regulation

        In states that have adopted deregulation, state Public Utility Commissions or PUCs, Public Service Commissions or PSCs, or equivalent bodies, have authority to license, certify and regulate certain activities of electric and natural gas retailers. Commerce Energy is subject to regulation by the Commissions in each state in which we sell electricity and natural gas. As of July 31, 2008, we were licensed or certified by the applicable Commissions in 13 states. These licenses and certificates permit us to sell electricity and natural gas to commercial, industrial, institutional and residential customers. The requirements for licensing, the level of regulation and the products we are permitted to sell vary from state to state.

        We consider each utility service territory within which we operate to be a distinct market due to the unique characteristics of each. A discussion of regulations for our market service areas follows.

  State Regulations

        Wholesale market rules are expected to change over the next several years as RTOs continue in their efforts through a variety of FERC-filed or state Commission rules and procedures to relieve congested transmission systems, encourage expansion of transmission networks and attempt to enhance competition in the bulk power markets. These changes will likely impact our retail electricity business in several RTOs in which we operate, specifically: Pennsylvania—New Jersey—Maryland or PJM Interconnection, referred to as the PJM Market, Electric Reliability Council of Texas, referred to as ERCOT, and the California Independent System Operator or CAISO. These proposed changes could increase transmission charges in the form of congestion pricing to relieve congestion at certain delivery or interconnection points on a transmission system (nodal pricing and related measures) and through higher transmission capacity charges permitted by FERC to stimulate more investment in new transmission lines and facilities. While these changes will likely increase transmission charges, at least in the short run, they may lead to a more efficient and expanded transmission system within these RTOs that can accommodate more transactions, and help the Company to access more customers at the wholesale and retail level. There is no way to impute an exact effect through a cost/benefit analysis because there are many variables, and RTOs may be permitted different ways to achieve the same objective of enhancing competition in the bulk power, wholesale markets.

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

        On May 24, 2007, the CPUC voted 4-1 to begin a new proceeding—Order Instituting Rulemaking or OIR, which will examine, among other things, the legal authority of the CPUC to reopen the retail electric market unilaterally, (without further legislation), the public policy benefits of lifting the Direct Access suspension, and the retail rules governing a reconstituted Direct Access market. It is anticipated the OIR will be completed in the second half of 2008, and that as a result, the Direct Access market may reopen in 2009, unless legislation is introduced to prevent such a result.

        Under legislative mandate, the CPUC is implementing the state's Resource Adequacy Requirement or RAR. In September 2005, California Assembly Bill 380, covering electrical restructuring and resource adequacy was passed into law. This bill requires the CPUC, in consultation with the ISO, to establish RARs for all Load-Serving Entities or LSEs. The bill requires each LSE to secure generating capacity adequate to meet its load requirements, including but not limited to, peak demand and planning and operating reserves, deliverable to locations and at times as may be necessary to provide reliable electric service. The CPUC issued its Final Decision on system RARs on October 27, 2005. The Final Decision requires LSEs, including Investor-Owned Electric Utilities or IOUs, or ESPs, and Community Choice Aggregators or CCAs, to have capacity to serve their retail customers' forecasted loads and a 15-17% reserve margin beginning in June 2006. On June 29, 2006, the CPUC issued its decision on local RARs, for which requirements are established annually under CPUC allocation principles. The CPUC adopted a penalty of $40 per kW-year on the amount a LSE is deficient in meeting the annual requirements, in addition to backstop procurement costs. As a LSE, Commerce Energy is subject to the RARs and its provisions, including penalties for non-compliance. The ability of Commerce Energy to recover costs associated with RAR from its customers will be subject to market pricing and competitive forces.

        On September 26, 2006, California Senate Bill 107 was signed into law. The bill amends the existing law concerning renewable portfolio standards or RPS, for LSEs in the state. The bill accelerates the procurement targets such that 20% of retail sales are procured from eligible renewable energy resources no later than December 31, 2010. The former law required 20% by 2017. Rules to implement California's RPS, including development of a renewable energy certificate market and flexible compliance measures, continue to evolve. As such, the associated costs to Commerce Energy or its customers are not fully known.

        On September 27, 2006, California Assembly Bill 32, "The California Global Warming Solutions Act of 2006," was signed into law. AB 32 sets in statute mechanisms to reduce greenhouse gas or GHG, emissions to 1990 levels, by the year 2020. Carbon dioxide or CO2 makes up about 83% of California's GHG emissions, largely from fossil fuel combustion. Transportation is responsible for 42% of CO2 emissions and electric power emits 19.6% of CO2 emissions. The impact of this bill is not yet known. The regulatory agencies continue to debate whether the GHG reporting responsibilities and reduction requirements should be imposed as either a "first seller" or "load based" method. "First seller" method covers the generating plants responsible for GHG emissions. A "load based" method would pose a regulatory burden on us, and perhaps a cost increase to our retail customers.

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

        We are subject to various legal proceedings arising out of our activities in the California electricity markets during 2000 and 2001. See Part I, Item 3. Legal Proceedings—California Cases.

         Pennsylvania.    In 1996, the Electricity Generation Customer Choice and Competition Act was passed. The law allowed electric consumers to choose among competitive power suppliers beginning with one-third of the State's consumers by January 1999, two-thirds by January 2000, and all consumers by January 2001. Commerce Energy began serving customers in Pennsylvania in 1999.

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

        There are no current rate cases or filings at the Pennsylvania PUC which are expected to impact the Company's financial results.

         Maryland.    In 1999, the Maryland General Assembly passed the Electric Choice and Competition Act. Part of this Act required that all customers receive a rate reduction, followed by a rate freeze. The rate reduction of 6.5% for Baltimore Gas & Electric, or BG&E, customers was based on the last BG&E rate case in 1993. The rate freeze in the BG&E service territory expired on July 1, 2006. The market price obtained through the standard offer service competitive auction process in the BG&E service territory increased 72%. This increase paved the way for Commerce Energy to start offering products to all classes of customers at rates that are market based and highly competitive to BG&E's standard offer service rate. Commerce Energy was licensed by the Maryland PSC on July 7, 2004.

        In an attempt to mitigate the impact of the BG&E rate increase, the Maryland General Assembly in special session in June, 2006 passed Senate Bill One which among other things limited the BG&E rate increase to 15% for the period July 1, 2006 through May 31, 2007; however, that limit was imposed as a credit to the utility's transportation fees and did not affect the commodity price increase.

        In the closing hours of the 2007 session, the Maryland General Assembly passed SB 400. This bill required the PSC to conduct investigatory and evidentiary proceedings reevaluate the general regulatory structure, agreements, orders and other prior actions of the PSC under the Electric Customer Choice and Competition Act of 1999 As a result of this reevaluation the PSC ordered BG&E to refund over $400 million in stranded costs. This order resulted in litigation with the State of Maryland and a resulting settlement in which BGE agreed to refund a portion of the ordered amount. Further, the PSC issued a report to the governor recommending increased transmission construction, local generation, and ratepayer supported long-term contracts. Commerce Energy is engaged with the Retail Energy Supplier Association (RESA) in an effort to mitigate any mandated utility long-term contracts that are supported by non-passable charges to the ratepayer. RESA and Commerce Energy believe that these long-term contracts are anti-competitive and harmful to the ratepayer in the long run.

         New Jersey.    Deregulation activities began in New Jersey in November 1999 when the Board of Public Utilities or the BPU, approved the implementation plan. Commerce Energy began marketing in New Jersey in the Public Service Gas & Electric Company or PSE&G, service territory in December 2003.

        Since 2002, the four New Jersey Electric Distribution Companies including PSE&G have procured electric supply to serve their Basic Generation Service or BGS, customers through a statewide auction process held each year in February. BGS customers are customers who are not served by a third party supplier or competitive retailer. The utility uses a rolling procurement structure whereby each year one-third of the load is procured for a three-year period. We anticipate that this will cause the auction rate to increase and create a BGS rate that is closer to the current market price. In April 2008 the State of New Jersey issued a Draft Master Energy Plan that proposes to revise the procurement of energy supply, energy efficiency programs, alternative energy supply goals, and retail pricing mechanisms. It is too early in the process to determine what impact, if any, this Plan might have on the competitive market.

        Effective May 2008, the New Jersey Board of Public Service revised its energy competition standards. The rules apply to all electric power suppliers, gas suppliers, BGS providers and basic gas supply service providers.

        The rules include anti-slamming provisions, affiliate relations, licensing and registration, government aggregation programs and retail choice consumer protection changes. We believe that we are in compliance with these pending rule changes and see no material impact to our operations.

         PJM.    PJM, the regional transmission organization, comprising the wholesale transmission system for our retail customers served in Pennsylvania, New Jersey and Maryland, implemented a new Capacity Market design effective June 1, 2007. Known as the Reliability Pricing Model or RPM, this design auctioned generating capacity between sellers and buyers. However, unlike the previous Capacity Market design, RPM divided the PJM system into three geographic zones, and awarded a single-clearing price for each zone and for each year of three years forward. Capacity prices under RPM were significantly higher than seen previously. As a capacity buyer on PJM, this new design made it difficult for us to remain competitive with default or bundled service offerings by the incumbent utility in certain retail markets such as Baltimore Gas & Electric or BGE. The Brattle Group was retained by PJM to evaluate the effectiveness of the RPM model. A report issued by The Brattle Group on June 30, 2008 recommends several changes to the RPM that Commerce Energy is evaluating to determine the impact on the availability and price of supply resources in the PJM area.

         Michigan.    The Michigan state legislature passed two acts, the Customer Choice Act and Electricity Reliability Act, signed into law on June 3, 2000. Open Access, or Choice, became available to all consumers of Michigan electric distribution utilities, beginning January 1, 2002. We began marketing in Michigan's Detroit Edison service territory in September 2002.

        In 2005, the Michigan Public Service Commission, or MPSC, approved Detroit Edison Company's filing to unbundle its transmission, generation, and distribution functions. In doing so, the MPSC allowed the assignment of generation costs to the distribution function, artificially increasing the distribution rates for all competitive customers. Despite the recent improvements in the competitive costs in Michigan, the Detroit Edison Company's rate design continues to severely limit competition.

        Two bills affecting the competitive suppliers that were filed in the Michigan legislature in 2007 are expected to be adopted in late 2008. While both bills have negative and positive aspects from a competitive perspective, the bills are generally believed to be favorable to the ability of Alternative Electric Suppliers to compete if adopted in their current form.

         Texas.    The Texas deregulation law, or SB7, was enacted in 1999, enabling the Texas electric market to open for retail competition and customer choice on January 1, 2002. On that date Texas consumers could choose their Retail Electric Provider or REP. Commerce Energy began serving electric customers in the Oncor (formerly TXU Electric Delivery) and CenterPoint service territories of ERCOT. On May 16, 2005, we expanded further into the Texas service territories of American Electric Power or AEP, and Texas New Mexico Power or TNMP. On January 1, 2007, the default service known as "Price to Beat" expired under SB7, resulting in full price competition between retailers affiliated with the incumbent utility and non-affiliated retailers. Approximately 55% of retail load, approximately

43% in the residential class alone, has switched to non-affiliated retail electric providers, such as Commerce Energy.

        Wholesale costs for congestion management, system reliability, and balancing energy on the ERCOT grid have increased significantly to market participants, such as Commerce Energy. Specifically, cost responsibility and allocation for replacement reserve service, an ancillary service for ERCOT grid operations, continues to be a concern which Commerce and others are attempting to address in ERCOT's stakeholder process. These costs currently are being "uplifted" to all market participants based on a load-ratio share. Our ability to recover these charges from our retail customers is subject to market pricing and competitive forces.

        The market nodal design originally expected to be implemented by December 2008 has been delayed. Currently, ERCOT has not provided an estimated implementation date, but Commerce expects it will be no earlier than mid-2009. The nodal market design will assign congestion costs directly to those responsible, unlike the zonal design in which most congestion costs are "uplifted" to all market participants. However, like the nodal design expected for California, and currently existing in the PJM market, nodal poses systems complexity, higher transaction volumes, and requires greater hedging sophistication for market participants such as Commerce Energy.

        Credit risks related to residential customers continue to be a problem for Commerce Energy and other retail suppliers. Existing regulations allow Commerce Energy and other retail electric providers to only use electric bill payment history to deny service. However Public Utility Commission of Texas Customer Protection Rules allow us to manage the credit risk by requesting a deposit or advanced payment and to disconnect for non-payment.

  Natural Gas

        Beginning with the Natural Gas Policy Act of 1978, the U.S. Congress initiated a process that ended federal control over the price of natural gas at the wellhead. This ultimately set in motion a series of public policy changes by the FERC and state utility commissions that have resulted in consumer choice programs for all natural gas users in certain states.

        We serve natural gas customers in 14 utility gas market areas in the following seven states:

         California.    We currently serve residential and small commercial customers in the Southern California Gas and Pacific Gas & Electric gas markets. We are the only core aggregation transportation provider to residential customers in these markets. There are no current rate cases or filings pending before the California PUC that are anticipated to impact our financial results.

         Florida.    In April 2000, the Florida Public Service Commission adopted rules that extend customer choice to all nonresidential users of natural gas in the State regardless of volume. This gives small businesses in Florida the same option that was previously available only to large industrial and commercial customers. The rules also specify that local distribution companies may offer transportation services to residential customers. Commerce Energy's entry into the Florida natural gas market is a result of the acquisition of commercial and industrial customers purchased from Houston Energy Services Company, L.L.C., or HESCO, completed in September 2006. We operate in four LDC markets in Florida.

         Georgia.    In 1997, the Georgia General Assembly passed the Georgia Natural Gas Competition and Deregulation Act, or the Georgia Gas Act. The Georgia Gas Act reorganized the Georgia retail natural gas market and allowed natural gas marketers to serve retail consumers. The Georgia Public Service Commission has implemented a comprehensive unbundling program in the state. Over 80% of the state's residential gas consumers are serviced by certified gas marketers. The ability to disconnect customers for non-payment of invoices is severely constrained by system design that limits growth in this market.

         Maryland.    Pursuant to a Letter Agreement dated August 1, 2008, Commerce Energy agreed to sell all of its gas customers in the BG&E market and all customers will be transferred by November 1, 2008. Commerce Energy took this step while it evaluates the type of natural gas customer it desires to serve in Maryland or, if from a strategic viewpoint, it desires to exit the natural gas market in Maryland. After this date and until it makes certain strategic decisions related to its customer base, Commerce will not have any natural gas customers in Maryland.

         Nevada.    In 1985, the Nevada State Legislature passed legislation permitting the selling of natural gas as a discretionary service in Nevada. Consequently, industrial and large commercial consumers of natural gas have been able to choose their supplier. Commerce Energy's entry into the Nevada natural gas market is a result of the acquisition of commercial and industrial customers purchased from HESCO. We operate in one LDC market in Nevada.

         Ohio.    In 1997, natural gas choice programs began in Ohio. We provide gas service to residential and small commercial customers in the Dominion East Ohio, or DEO, and Columbia Gas of Ohio, or COH, service areas.

        DEO and Vectren Energy Delivery of Ohio, or VEDO, are exiting the natural gas merchant function in Ohio pursuant to plans approved by the Public Utilities Commission of Ohio, or PUCO. Following implementation of the plan to its full extent, these two utilities will deliver natural gas to customers for Commerce and other competitive natural gas suppliers and provide natural gas service to a small percentage of customers that do not qualify for competitive choice. In 2006, DEO conducted its initial auction for pricing its wholesale supply of natural gas for the time period October 2006 through August 2008. In mid-summer 2008, DEO conducted a second auction and priced its wholesale natural gas supply for September 2008 through March 2009. In February 2009, DEO will implement a new auction to allow the competitive suppliers to provide the standard retail offer. In this auction the winning suppliers will become the standard offer retail supplier for all eligible customers and the suppliers will obtain direct access to such customers. VEDO will hold a similar auction at about the same time.

        The February auctions will be structured similar to the current auction as participants will bid a monthly retail price adjustment to be added to the monthly NYMEX settlement price. The sum of these will become the Standard Contract Offer and is expected to take the place of the existing Standard Offer Service, or SOS. The rates set by this auction will be at market when set just as the SOS rate has been at market at the time of the auctions.

        Commerce Energy and other competitive suppliers believe this new process is supportive of the evolving competitive natural gas market in Ohio.

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

Intellectual Property

        Intellectual property assets include our proprietary software and service products, our registered trademarks (Commerce Energy®, Sure Choice®, electricAmerica®, Green Smart®, 1-800-Electric®, electric.com® and Utilihost, Inc.®), our 1-800-Electric telephone number and rights to our internet domain names electric.com, commerceenergy.com and electricAmerica.com. We believe that each of our intellectual property assets offers us strategic advantages in our operations.

        Our strategy for protection of our trademarks is to routinely file U.S. federal trademark applications for the various word names and logos used to market our services to licensees and the general public. The duration of the U.S. registered trademarks can typically be maintained indefinitely, provided proper fees are paid and trademarks are continually used or licensed by us.

Employees

        As of July 31, 2008, we employed 200 full-time employees, including 28 in administration, 31 in marketing and sales, and 141 in operations. Our employees are not covered by a collective bargaining agreement or represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information

        Our Internet address is www.CommerceEnergy.com. There, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, filed pursuant to Sections 13 (a) and 15 (d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our Web site. The other information found on our Web site is not part of this or any other report we file or furnish to the SEC.

        Any of the materials we file with the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

Item 1A.    Risk Factors.

We must obtain additional financing to satisfy our substantial short-term obligations and we may be unable to obtain such financing on favorable terms, if at all. If we do not obtain additional financing, we may not be able to continue as a going concern.

        We currently have approximately $26.2 million in letters of credit issued and outstanding under our Credit Facility with Wachovia, which matures on December 22, 2008, and Wachovia has notified us that it does not intend to extend the Credit Facility beyond December 22, 2008. It is anticipated that we will continue to require a credit facility of $20 to $25 million to support letters of credit issued to our energy suppliers. Some of our energy suppliers have recently required us to post additional cash collateral or provide replacement letters of credit as a result of the uncertainty created by the unprecedented volatility and disruption in the capital and credit markets and our current financial situation and we may be required to post additional cash collateral or provide additional replacement letters of credit in the future.

        Our Senior Notes, in the aggregate principal amounts of $20.9 million and $2.2 million, respectively, mature on December 22, 2008. In addition, our Demand Note, under which we have $2.6 million of indebtedness outstanding, matures on December 22, 2008, if payment is not demanded prior to such date.

        As of the date of the filing of this Form 10-K, we do not have a firm commitment for a replacement credit facility or financing that will permit us to replace our Credit Facility with Wachovia or repay our Senior Notes and Demand Note when they mature on December 22, 2008 (or, in the case of the Demand Note, when demanded, if payment is demanded prior to such date). As a result of the unprecedented volatility and disruption in the capital and credit markets, there can be no assurance that we will be able to secure adequate credit and capital to meet our short-term obligations on favorable terms, if at all. If we are unable to obtain a replacement credit facility and financing that will permit us to repay our Senior Notes and Demand Note when they mature (or, in the case of the Demand Note, when demanded, if payment is demanded prior to such date), we may not be able to continue our operations. As a result, there is substantial doubt about our ability to continue as a going concern as indicated in the Report of Independent Registered Public Accounting Firm and Note 2 of the Notes to Consolidated Financial Statements.

We received a "going concern" opinion from our independent registered public accounting firm for the fiscal year ended July 31, 2008, which may negatively impact our business.

        We received a report from Hein & Associates LLP, our independent registered public accounting firm, or Hein & Associates, regarding our consolidated financial statements for the fiscal year ended July 31, 2008, which included an explanatory paragraph stating that the consolidated financial statements were prepared assuming we will continue as a going concern. The report also stated that we have suffered recurring losses from operations, and have been unable to secure a lending facility or any other long-term financial arrangement. The report also stated that these facts raise substantial doubt about our ability to continue as a going concern. The "going concern" opinion for the fiscal year ended July 31, 2008, may fail to dispel any continuing doubts about our ability to continue as a going concern and could adversely affect our ability to enter into collaborative relationships with business partners, to raise additional capital and to sell our products, and could have a material adverse effect on our business, financial condition and results of operations.

We will require additional capital in the future, which may not be available on favorable terms, if at all. Such issuances may dilute the value of our common stock and adversely affect the market price of our common stock.

        The Company believes that it will require additional capital in fiscal 2009 to (i) meet the requirements in its Credit Facility and other debt obligations that mature on December 22, 2008; (ii) expand its business; (iii) add liquidity in case energy prices materially and unexpectedly increase; and (iv) meet unexpected funding requirements caused by industry volatility and/or uncertainty. To the extent that our existing capital and borrowing capabilities are insufficient to meet these requirements and cover any losses, we will need to raise additional funds through debt or equity financings, including offerings of our common stock, securities convertible into our common stock or rights to acquire our common stock or curtail our growth and reduce our assets. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

        A large issuance of shares of our common stock will decrease the ownership percentage of current outstanding shareholders and may result in a decrease in the market price of our common stock. Any large issuance may also result in a change in control of the Company.

The terms of our credit facility may restrict our financial and operational flexibility.

        The terms of our asset-based credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons or sell, assign, transfer, lease, converge or otherwise dispose of all or substantially all of our assets. Further, we and our subsidiary, Commerce Energy, are required to maintain specified financial ratios and satisfy certain financial condition tests. Our ability and Commerce Energy's ability to meet those financial ratios and tests can be affected by events beyond our ability and control, respectively, and there can be no assurance that we will meet those tests. Substantially all of our assets and our operating subsidiaries' assets are pledged as security under our asset-based credit facility.

Based upon current estimates, we may not be in compliance with certain covenants of our Credit Facility and Subordinated Notes in fiscal 2009. If current estimates continue unchanged and we are unable to obtain a waiver or consent of the agent and the lenders to our Credit Facility and Subordinated Notes, we will be in default under the Credit Facility and Subordinated Notes, which will have a material adverse effect on our business.

        Based upon our current cash flow estimates, including our need to post collateral against our energy purchases and against our mark-to-market exposure with suppliers, we have notified our agent and lenders under the Credit Facility and Subordinated Notes that we may be out of compliance in fiscal 2009 with certain covenants under the Credit Facility and Subordinated Notes. In the event that we are out of compliance, the Lenders are entitled to accelerate the obligations under the Credit Facility and Subordinated Notes or exercise other remedies provided thereunder. Although we have received temporary waivers, amendments and modifications to the Credit Facility in the past, there is no assurance that if we need such a waiver, amendment or modification, the agent and lenders will grant it, or if they do grant such a waiver, amendment or modification, such waiver, amendment or modification will be on terms acceptable to us.

Our stock price has been volatile, and your investment in our common stock could suffer a decline in value.

        There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the price you pay for those shares due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects and other factors.

        Some specific factors that may have a significant effect on our common stock market price include:

  •
  our ability to obtain and retain credit necessary to support both current operations and future growth;

  •
  actual or anticipated fluctuations in our operating results or future prospects;

  •
  the public's reaction to our press releases, our other public announcements and our filings with the SEC;

  •
  strategic actions by us or our competitors, such as acquisitions or restructurings;

  •
  new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

  •
  changes in accounting standards, policies, guidance, interpretations or principles;

  •
  changes in our growth rates or our competitors' growth rates;

  •
  our inability to raise additional capital as needed;

  •
  substantial sales of common stock underlying our convertible notes or warrants; and

  •
  changes in financial markets or general economic conditions.

Current levels of market volatility are unprecedented.

        The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

You could experience substantial dilution of your investment as a result of subsequent conversions of the 12% Senior Secured Convertible Promissory Notes and the exercise of the related Warrants issued in connection with the Senior Secured Financing.

        As of October 16, 2008, AP Finance LLC, or AP Finance, the holder of the 12% Senior Secured Convertible Promissory Notes, or the Senior Notes, in the aggregate principal amounts of $20.9 million and $2.2 million, respectively, each with a maturity date of December 22, 2008, has a right to convert each note into shares of our common stock at a conversion price of $3.00 per share, subject to adjustments, and subject to limitations under the American Stock Exchange rules requiring a vote of the Company's stockholders. Pursuant to these limitations, the maximum amount of shares of common stock which may be issued upon conversion of the Senior Notes without a stockholder vote is 2,229,869. In addition, if stockholder approval contemplated by the American Stock Exchange rules were obtained, a total of 7,718,997 shares could be issued upon conversion of the Senior Notes (assuming the initial conversion price under the Senior Notes). In connection with the financing transaction, AP Finance also was granted warrants to purchase 3,070,054 shares of our common stock at $1.15 per share and the Company's investment banker and finder were each granted warrants to purchase an aggregate of 875,000 shares of common stock at $1.15 per share. As a result of the issuances of these convertible securities, existing stockholders may experience dilution to the extent the Senior Notes are converted and/or the warrants are exercised.

You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

        As of July 31, 2008, an aggregate of 1,151,667 shares of our common stock were reserved for future issuance under our currently outstanding Amended and Restated 2006 Stock Incentive Plan and other stock option plans, 553,333 of which were subject to options outstanding as of that date at a weighted average price of $1.20 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees may further dilute our stockholders.

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

        Other aspects of EPA 2005, such as the repeal of PUHCA 1935 and replacing it with PUHCA 2005, may also impact our business to the extent FERC does not continue the SEC's precedent of not regulating electric and gas marketers under PUHCA. A proposed rulemaking implementing PUHCA 2005 is currently pending before FERC. If marketers and their parent companies and affiliates are to be regulated under PUHCA 2005, FERC may have access to their books and records and has oversight of their affiliate transactions. Various parties participating in FERC rulemaking have urged FERC not to regulate marketers and other entities that do not own or operate gas or electric facilities.

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

        We have developed our own systems and processes to operate our back-office functions, including customer enrollment, metering, forecasting, settlement and billing. We are currently in the process of replacing a number of our internally developed legacy software systems with vendor-developed systems. Problems that arise with the performance of such back-office functions could result in increased expenditures, delays in the launch of our commercial operations into new markets, or unfavorable customer experiences that could materially adversely affect our business strategy. Any interruption of these services could also be disruptive to our business. As we transition from our own systems to new vendor-developed systems, we may incur duplicative expenses for a period of time, and we may experience installation and integration issues with the new systems or delays in the implementation of the new systems. If we experience some or all of these new system implementation risks and such risks result in unreliable or inaccurate data to be reported in our financial reports, we may not be able to establish a sufficient operating history for our independent public accounting firm to attest to and report on the effectiveness of our internal controls over financial reporting in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The attestation report under the Sarbanes-Oxley Act relating to our independent accounting firm may apply to us as soon as the fiscal year ending July 31, 2009 if our market capitalization exceeds $75 million on January 31, 2009, or, if not, the fiscal year ending July 31, 2010.

Substantial fluctuations in electricity and natural gas prices or the cost of transmitting and distributing electricity and natural gas could have a material adverse affect on us.

        To provide electricity and natural gas to our customers, we must, from time to time, purchase the energy commodity in the short-term or spot wholesale energy markets which can be highly volatile. In particular, the wholesale electricity market can experience large price fluctuations during peak load periods. Furthermore, to the extent that we enter into contracts with customers that require us to provide electricity and natural gas at a fixed price over an extended period of time, and to the extent that we have not purchased the entire commodity to cover those commitments, we may incur losses caused by rising wholesale prices. Periods of rising prices may reduce our ability to compete with local utilities because their regulated rates may not immediately increase to reflect these increased costs. ESPs like us take on the risk of purchasing power for an uncertain load, and, if the load does not materialize as forecast, it leaves us in a long position that would be resold into the wholesale electricity and natural gas market. Sales of this surplus electricity could be and often are at prices below our cost. Long positions of natural gas must be stored in inventory and are subject to the lower of cost or market valuations that can produce losses. Conversely, if unanticipated load appears that may result in an insufficient supply of electricity or natural gas, we would need to purchase the additional supply. These purchases could be and often are at prices that are higher than our sales price to our customers. Either situation could create losses for us if we are exposed to the price volatility of the wholesale spot markets. Any of these contingencies could substantially increase our costs of operation. Such factors could have a material adverse effect on our financial condition.

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

We may not fully hedge our electric or gas supply or other market positions against changes in commodity prices, and our hedging procedures may not work as planned.

        To lower our financial exposure related to commodity price fluctuations, we enter into contracts to hedge a portion of our purchase commitments. As part of this strategy, we utilize fixed-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges. However, we may not cover the entire exposure of our assets or positions to market price volatility and the coverage will vary over time. Fluctuating commodity prices may negatively impact our financial results to the extent we have unhedged positions.

        In addition, our risk management policies and procedures may not always work as planned. As a result of these and other factors, we cannot predict with precision the impact that risk management decisions may have on our financial results.

The use of derivative contracts by us in the normal course of business could result in financial losses that negatively impact our financial results.

        We use derivative instruments, such as swaps, options, futures and forwards, to manage our commodity and financial market risks. We could recognize financial losses as a result of volatility in the market values of these contracts or if a counterparty fails to perform.

        In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

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

Some suppliers of energy have been experiencing deteriorating credit quality.

        We continue to monitor the credit quality of our energy suppliers to attempt to reduce the impact of any potential counterparty default. As of July 31, 2008, the majority of our counterparties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time with no advance warning. Deterioration in the credit quality of our energy suppliers could have an adverse impact on our sources of energy purchases.

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

        We are dependent on local utilities for maintenance of the infrastructure through which electricity and natural gas is delivered to our customers. We are limited in our ability to control the level of service the utilities provide to our customers. Any infrastructure failure that interrupts or impairs delivery of electricity or natural gas to our customers could have a negative effect on the satisfaction of our customers with our service, which could have a material adverse effect on our business. Regulations in many markets require that the services of reading our customers' energy meters and the billing and collection process be retained by the local utility. The local utility's systems and procedures may limit or slow down our ability to add customers.

We are required to rely on utilities with whom we compete to provide us accurate and timely data.

        In some states, we are required to rely on the local utility to provide us with our customers' energy usage data and to pay us for our customers' usage based on what the local utility collects from our customers. We may be limited in our ability or unable to confirm the accuracy of the information provided by the local utility. In addition, we are unable to control when we receive customer payments from the local utility. If we do not receive payments from the local utility on a timely basis, our working capital may be impaired. In the event we do not receive timely or accurate usage data, our ability to generate timely and accurate bills to our customers will be adversely affected which, in turn, will impact the ability of our customers to pay bills in a timely manner.

We are subject to federal and state regulations in our electricity and natural gas marketing business and the rules and regulations of regional Independent System Operators, or ISOs, in our electricity business.

        The rules under which we operate are imposed upon us by federal and state regulators, the regional ISOs and interstate pipelines. The rules are subject to change, challenge and revision, including revision after the fact. If our past or present operations are found to be in violation of applicable laws or governmental regulations, we may be subject to curtailment or restructuring of our operations, and penalties, damages and fines, some of which may not be covered by insurance. We may also be subject to adverse publicity. Similarly, if our power suppliers are found to be non-compliant with applicable laws, they may be subject to penalties, sanctions or curtailing or restructuring of their operations, which could also have a negative impact on us. The risk of our being found in violation of certain applicable laws is increased by the fact that many applicable laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions may be open to a variety of interpretations. Any action against us for violation of applicable laws and regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. In addition to adversely impacting our business and prospects, adverse publicity could materially adversely affect our stock price.

We may be subject to the claims or liabilities in connection with certain regulatory and refund proceedings which could have a material adverse effect on our business and our stock price.

        In California, the FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California Energy Crisis of 2000 and 2001, and to recalculate what market clearing and bi-lateral contract prices should have or might have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants or recalculated in the event of bi-lateral contracts, this could have a material adverse financial impact on us, but the extent of any such amount cannot be predicted. Please see the discussion under Part 1, Item 3. Legal Proceedings—California Cases.

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

        In addition, our revenues and results of operations can be affected by changes in the weather, including hydrological conditions such as precipitation, snow pack, stream flow and hurricanes. Weather conditions directly influence the demand for electricity and natural gas, and affect the price of energy commodities. In addition, severe weather, including hurricanes and winter storms, can be destructive, causing outages and property damage that require us to incur additional expenses.

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

        We have devoted significant resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to reportable conditions and material weaknesses in fiscal 2004 and 2005, we are continuing to work to improve our internal controls, particularly in the area of energy accounting and revenues. In connection with management's assessment of the effectiveness of internal control over financial reporting as of July 31, 2008, we found that there are deficiencies in our internal controls over the existence, completeness and accuracy of revenues, cost of revenues, deferred revenues and associated accounts receivable. Management has determined that this control deficiency constitutes a material weakness. This control deficiency did not result in any known financial statement misstatement. We have engaged an accounting firm to develop a stabilization plan for all parts of the revenue cycle and are working to identify and implement corrective actions to improve our internal controls. We cannot be certain that these measures will ensure that we will implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Investor confidence and share value may be adversely impacted if our independent registered public accountants are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

        As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring us, as a public company to include a report in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting for fiscal 2008. In addition, our independent registered public accountants will be required to attest to and report on the effectiveness of our internal controls over financial reporting. The requirement pertaining to our independent registered public accountant's attestation report may apply to our Annual Report on Form 10-K, as soon as the fiscal year ending July 31, 2009, if our market capitalization exceeds $75 million on January 31, 2009, or, if not, the fiscal year ending July 31,

2010. How companies implement these requirements, including internal control revisions, if any, to comply with Section 404's requirements, and how independent registered public accountants will apply these new requirements and test companies' internal controls, are continually evolving. Although we are diligently and vigorously reviewing our internal controls over financial reporting to comply with the new Section 404 requirements, we cannot be certain as to the outcome of the testing of our internal controls and any remediation efforts that may be needed. When independent registered public accountant attestation is required, there is the risk that our independent registered public accountants may not be satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or that the independent registered public accountants interpret the requirements, rules or regulations differently than we do. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

War and threats of terrorism and catastrophic events that could result from terrorism may impact our results of operations in unpredictable ways.

        We cannot predict the impact that any future terrorist attacks may have on the energy industry in general and on our business in particular. In addition, any retaliatory military strikes or sustained military campaign may affect our operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets, particularly oil. The possibility alone that infrastructure facilities, such as electric generation, electric and gas transmission and distribution facilities, would be direct targets of, or indirect casualties of, an act of terror may affect our operations.

        Such activity may have an adverse effect on the United States economy in general. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our financial results or restrict our future growth. Instability in the financial markets as a result of terrorism or war may affect our stock price and our ability to raise capital.

Item 1B.    Unresolved Staff Comments.

        Not Applicable.

Item 1C.    Executive Officers of the Registrant.

Information About Our Executive Officers

        Listed below are all of our executive officers as of October 16, 2008, followed by a brief account of their business experience during the past five years. Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name and Position	Age	Principal Occupation and Other Information
Gregory L. Craig Chairman and Chief Executive Officer	44
Mr. Craig was appointed Chairman of the Board and Chief Executive Officer of the Company in February 2008. Mr. Craig is also a director and serves as President and Chief Executive Officer of the Company's principal operating subsidiary, Commerce Energy, Inc.

From November 2005 until March 2007, Mr. Craig served as Chief Executive Officer of Macquarie Cook Energy, a multi-billion dollar revenue North American energy supply services company formed in connection with the purchase of Cook Inlet Energy Supply, LLC.

		From 1990 to November 2005, Mr. Craig served as Chief Executive Officer of Cook Inlet Energy Supply, LLC, and a multi-billion dollar revenue North America energy supply services company that he founded.
Michael J. Fallquist Chief Operating Officer	31

Mr. Fallquist joined the Company as Chief Operating Officer in March 2008. Mr. Fallquist is also a director and Chief Operating Officer of the Company's principal operating subsidiary, Commerce Energy, Inc.

From December 2005 to March 2008, Mr. Fallquist served as a Senior Manager in the Equity Markets Division of Macquarie Bank Limited, an international provider of banking, advisory and investment services in California. Prior to that, Mr. Fallquist was as a strategy consultant with Macquarie Bank Limited in Australia from August 2004 to December 2005.

Prior to August 2004, Mr. Fallquist held consulting roles with Deloitte Consulting and Towers Perrin relating to natural gas and other energy fields.

Name and Position	Age	Principal Occupation and Other Information
C. Douglas Mitchell Chief Financial Officer and Secretary	58

Mr. Mitchell joined the Company as Interim Chief Financial Officer and Secretary in January 2008 and was named Chief Financial Officer in July 2008. Mr. Mitchell has been a partner in the Orange County practice of Tatum, LLC, an executive services and consulting firm since 2004. While at Tatum, he served as Interim Chief Financial Officer for companies such as Nexiant,  Inc., a provider of inventory management products from September 2007 to January 2008; Performance Teams Freight Systems, Inc., a logistics and transportation company from September 2006 to March 2007; Borland Software Corporation, a software company listed on the NASDAQ Global Market from September 2006 to March 2007; and eTelecare, a multi-national outsourcing and call center company from May 2004 to October 2006.

Prior to May 2004, Mr. Mitchell served as Chief Financial Officer of Chicago Pizza & Brewery, Inc., a multi-location enterprise listed on the NASDAQ Global Market.

David J. Yi Chief Risk Officer	38

Mr. Yi was appointed Chief Risk Officer of the Company in May 2008.

From February 2007 to April 2008, Mr. Yi served as director of Accounting and Risk Control for Pacific Summit Energy LLC, a subsidiary of Sumitomo Corp. From December 2005 to January 2007, Mr. Yi served as Manager of Credit and Collateral for Southern California Edison; and from October 2003 to November 2005, he served as Chief Credit Officer of GearyEnergy, LLC located in Tulsa, Oklahoma.

Prior to October 2003, Mr. Yi served as chief credit officer for Cook Inlet Energy Supply, LLC, a multi-billion dollar revenue North American energy supply services company.

Name and Position	Age	Principal Occupation and Other Information
John H. Bomgardner Senior Vice President and General Counsel	48

Mr. Bomgardner was appointed Senior Vice President and General Counsel in July 2008.

From May 2006 to May 2007, Mr. Bomgardner served as Assistant General Counsel of GATX Corporation, a NYSE listed financial services and transportation company. From March 2001 to May 2006, he served as Senior Counsel and from August 1998 to March 2001 he served as Counsel of GATX Corporation.

Prior to August 1998, Mr. Bomgardner served as Assistant General Counsel of Koch Industries, Inc., a multi-billion dollar revenue diversified energy conglomerate and as General Counsel of its Koch Capital Services division.

Item 2.    Properties.

        We sublease approximately 39,000 square feet of office space in Costa Mesa, California, which houses our principal executive offices and administrative and operations space. This lease expires in September 2009. We also lease approximately 17,000 square feet of office space in Irving, Texas which expires in March 2013 and lease approximately 5,000 square feet of office space in Houston, Texas under a lease that expires in September 2009 and is currently in the process of being sublet.

        We believe that our current facilities are sufficient for the operation of our business, and we believe that suitable additional space in various local markets is available to accommodate any needs that may arise.

Item 3.    Legal Proceedings.

  California Refund Proceedings

        During 2000 and 2001, we bought, sold and scheduled power in the California wholesale energy markets operated by the CAISO and the California Power Exchange or CPX through the markets and services of Automated Power Exchange, Inc. or APX. We also entered into bilateral purchase and sales agreements with other wholesale market participants in the West. We conducted this business pursuant to our market-based rate authorization granted by FERC. A variety of legal actions have arisen as a result of disruptions in the California wholesale energy markets during this time period.

  California Refund Case

        As a result of a complaint filed at FERC by San Diego Gas and Electric Co. in August 2000 and a line of subsequent FERC orders, we became involved in proceedings at FERC related to sales and schedules in the CPX and the CAISO markets, Docket No. EL00-95; which we refer to as the California Refund Case. A part of that proceeding related to APX's involvement in those markets.

        In 2001, FERC ordered an evidentiary hearing (Docket No. EL00-95) to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the CAISO and CPX during the period October 2, 2000 through June 20, 2001 (the "Refund Period"). Among other holdings in the case, FERC determined that the APX and potentially its market participants could be responsible for, or entitled to, refunds for transactions completed in the CAISO and the CPX spot markets through APX. FERC has not issued a final order determining "who owes how much to whom" in the California Refund Proceeding, and it is not clear when such an order will be issued. However, as discussed below, APX and its market participants have entered into a settlement that resolves how net refunds owed to APX will be allocated among its market participants.

        On January 5, 2007, APX, we and certain other parties, whom we refer to as the Settling Parties, signed an APX Settlement and Release of Claims Agreement, or the APX Settlement Agreement, and filed such agreement along with a Joint Offer of Settlement and Motion for Expedited Consideration with FERC in the California Refund Case. The APX Settlement Agreement, among other things, established a mechanism for allocating refunds owed to APX and to resolve certain other matters and claims related to APX's participation in the CPX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. The APX Settlement Agreement became effective on March 1, 2007.

        Under the APX Settlement Agreement, several Settling Parties are entitled to payments from APX, CPX, CAISO and other sources of funds, with Commerce designated to receive up to approximately $6.5 million. We received $5.1 million of the settlement payment in April 2007 and received the remaining $1.4 million in August 2007. By entering into the APX Settlement Agreement, claims against us by parties to the APX Settlement Agreement for refunds, disgorgement of profits or other monetary or non-monetary remedies for APX-related claims shall be deemed resolved with prejudice and settled insofar as APX remains a net payment recipient (as that term is defined in the APX Settlement Agreement) in the proceeding at FERC.

        In addition, the APX Settlement Agreement resolves and terminates certain disputes pending before FERC and the United States Court of Appeals for the Ninth Circuit relating to APX's actions in the CPX and CAISO centralized spot markets for wholesale electricity, as well as disputes among participants in the APX markets and the appropriate allocation of monies due among the APX participants insofar as APX continues to be a net refund recipient (as that term is defined in the APX Settlement Agreement) during the settlement period.

        Although the APX settlement resolves many matters affecting Commerce in the California Refund Case, FERC has issued dozens of orders related to that proceeding. Most of those orders have been taken up on appeal before the United States Court of Appeals for the Ninth Circuit or the Ninth Circuit, which has issued opinions on some issues in the last several years. For example, on August 2, 2006, after reviewing certain FERC decisions in the California Refund Proceedings, in the CPUC v. FERC, the Ninth Circuit stated that FERC could consider potential relief for alleged tariff violations related to transactions in the CAISO and the CPX markets for periods that pre-dated October 2, 2000. The State of California also interprets the case as providing for remedies for certain bilateral transactions with the California Energy Resources Scheduling Division of the California Department of Water Resources or CERS/CDWR. Depending on the actions of the State of California and FERC's actions on remand, the decision may expose Commerce to claims or liabilities for transactions outside the previously defined scope of the Refund Period. At this time, the ultimate financial outcome for Commerce is unclear.

        In addition to the CPUC v FERC decision, the Ninth Circuit has yet to consider other petitions for review pending before it that challenge FERC orders in the California Refund Case. The outcomes of these appeals or the impacts on Commerce arising from them are not known.

  Lockyer v. FERC

        On September 9, 2004, the Ninth Circuit issued a decision on the California Attorney General's challenge to the validity of FERC's market-based rate system. This case was originally presented to FERC upon complaint that the adoption and implementation of the agency's market based rate authority was flawed, including because market participants were not filing quarterly transaction reports that were sufficient for FERC to assess whether wholesale rates were just and reasonable. FERC dismissed the complaint after ordering sellers to re-file reports of sales in the CAISO and the CPX spot markets and bilateral sales to CERS/CDWR during 2000 and 2001. The Ninth Circuit upheld FERC's authority to authorize sales of electric energy at market-based rates and to impose remedies for quarterly reporting violations. The State of California, among others, has publicly interpreted the decision as providing authority to FERC to order refunds or profit disgorgement for different time frames and based on different rationales than are currently pending in the California Refund Case, discussed above. The decision remands to FERC the question of whether, and in what circumstances, to impose refunds or other remedies for any alleged failure to report sales transactions to FERC. On December 28, 2006, several energy sellers filed a petition for a writ of certiorari to the U.S. Supreme Court. The U.S. Supreme Court denied the petition. The Ninth Circuit has remanded the Lockyer case back to FERC. On October 6, 2008, FERC ordered a hearing to determine whether the failure to properly file quarterly transaction reports allowed sellers to mask market power related to sales to CAISO, CPX and CERS/CDWR. The State of California has alleged that Commerce was one of the many sellers that failed to properly file quarterly transaction reports for CERS/CDWR sales. We cannot predict the scope, nature of, or ultimate resolution of this case.

        To allow parties the opportunity to consider ways to settle disputes, the Ninth Circuit and FERC have stayed appellate briefing and actions on remand in the CPUC and Lockyer cases. A case management conference was held on September 25, 2008 at the Ninth Circuit to discuss how the appellate cases should proceed. The court will provide guidance on appellate case management by future order. FERC's stay of the Lockyer remand hearing is expected to remain in place until November 2008, at which time the parties will meet with the presiding FERC settlement judge to discuss whether a continuation of the settlement stay is warranted. We are studying the court and FERC decisions, but are unable to predict either the outcome of the proceedings or the ultimate financial affect on us.

  Other Matters

        We currently are, and from time to time may become, involved in litigation concerning claims arising out of our operations in the normal course of business. While we cannot predict the ultimate outcome of our pending matters or how they will affect our results of operations or financial position, our management currently does not expect any of the legal proceedings to which we are currently a party, including any claims brought by former employees, to have a material adverse effect on our results of operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The following proposal was presented to, voted on and approved by the Company's stockholders at the Company's special meeting of stockholders held on June 26, 2008, or the "Special Meeting": The proposal to approve an amendment to, and restatement of, the Commerce Energy Group, Inc. 2006 Stock Incentive Plan to increase the number of shares of common stock available for issuance or transfer thereunder by 800,000. The affirmative vote of the holders of a majority of the votes cast by holders of the shares of common stock present in person or represented by proxy at the Special Meeting and entitled to vote on the proposal was required for approval. The tabulation of votes was as follows:

For	Against	Abstain	Broker Non-Votes
10,698,564	4,267,073	1,042,488	0

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        On July 8, 2004, our common stock began trading on the American Stock Exchange under the symbol "EGR." The following table sets forth, the high and low sales price per share of common stock for the periods indicated, as reported on the American Stock Exchange:

Fiscal Year Ending July 31, 2007	High	Low
First Quarter	$1.49	$1.01
Second Quarter	$1.75	$1.32
Third Quarter	$3.25	$1.37
Fourth Quarter	$2.35	$1.71

Fiscal Year Ending July 31, 2008	High	Low
First Quarter	$2.37	$1.65
Second Quarter	$2.15	$0.94
Third Quarter	$1.45	$0.83
Fourth Quarter	$1.97	$0.92

        On October 16, 2008, the high and low sales price per share on the American Stock Exchange for our common stock was $0.25 and $0.20, respectively.

Holders

        On October 16, 2008, there were 1,508 holders of record of our Common Stock.

Dividend Policy

        We have not declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividends for the foreseeable future. We presently intend to retain earnings to grow our customer base, finance future operations, and make capital investments.

        Our asset-based credit facility restricts our ability to pay cash dividends on our common stock and restricts the ability of our principal operating subsidiary Commerce Energy to pay dividends to us without the lenders' consent. See "Credit Facility" within Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K and Note 5 to the Notes to the Consolidated Financial Statements.

Equity Compensation Plan Information

        Information concerning securities authorized for issuance under our equity compensation plans, including both stockholder approved plans and non-shareholder approved plans, is set forth in Item 12 of this Annual Report on Form 10-K.

Sale of Unregistered Securities

        None.

Purchases of Equity Securities

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

        The Common Stock commenced trading on the American Stock Exchange on July 8, 2004. The last trading day of the Company's fiscal year 2008 was July 31, 2008.

Comparison of Initial Trading Period Cumulative Return

        The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of the Common Stock.

        The performance graph below illustrates a comparison of cumulative total returns based on an initial investment of $100 in the Common Stock as traded on the American Stock Exchange from July 31, 2004 to July 31, 2008, as compared with the S&P 500 Stock Index and the Utility Select Sector Index for the same period. The Utility Select Sector Index is a modified market capitalization based index intended to track the movement of companies that are components of the S&P 500 index and are utilities. Utilities include communications services, electrical power providers and natural gas distributors.

        This performance chart assumes:

  •
  $100 invested on July 31, 2004 in our Common Stock compared with a $100 investment in the S&P 500 Stock Index and in the Utility Select Sector Index.

  •
  All dividends are reinvested.

Value of Investment

	July 31, 2004	July 31, 2005	July 31, 2006	July 31, 2007	July 31, 2008
Commerce Energy Group, Inc. Common Stock	$100.00	$90.30	$83.64	$127.27	$66.67
S&P 500 Index	$100.00	$112.02	$115.88	$132.09	$115.04
Utilities Select Sector Index	$100.00	$133.80	$140.49	$157.48	$158.48

Item 6.    Selected Financial Data.

        The selected financial data in the following table sets forth (a) balance sheet data as of July 31, 2008, 2007, and 2006 and statements of operations data for the fiscal years ended July 31, 2008, 2007 and 2006 derived from our audited consolidated financial statements, which were audited by Hein & Associates LLP, an independent registered public accounting firm and (b) balance sheet data as of July 31, 2005 and 2004, and statements of operations data for the fiscal years ended July 31, 2005 and 2004, derived from our audited consolidated financial statements, which were audited by an independent registered public accounting firm, which are not included in this filing. The information below should be read together with the Consolidated Financial Statements and the related Notes contained in this Annual Report on Form 10-K and in the subsequent reports filed with the SEC, as well as the section of this Annual Report on Form 10-K and the other reports entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Fiscal Year Ended July 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands except per share information)
Consolidated Statement of Operations Data:
Net revenue	$459,801	$371,614	$247,080	$253,853	$210,623
Direct energy costs	403,105	314,371	218,289	225,671	191,180

Gross profit	56,696	57,243	28,791	28,182	19,443
Operating expenses	78,604	47,933	32,170	35,585	33,313

Income (loss) from operations	(21,908)	9,310	(3,379)	(7,403)	(13,870)
Initial formation litigation expenses	—	—	—	(1,601)	(1,562)
Recovery of (provision for) impairment on investments	—	—	—	2,000	(7,135)
Loss on termination of Summit	—	—	—	—	(1,904)
Loss on impairment on intangibles	(8,426)	—	—	—	—
Minority interest share of loss	—	—	—	—	1,185
ACN arbitration settlement	—	(3,900)	—	—	—
Interest income	507	1,296	1,140	890	549
Interest expense	(1,968)	(1,053)	—	—	—

Income (loss) before provision for (benefit from) income taxes	(31,795)	5,653	(2,239)	(6,114)	(22,737)
Provision for (benefit from) income taxes	—	122	—	—	(1,017)

Net income (loss)	$(31,795)	$5,531	$(2,239)	$(6,114)	$(21,720)

Income (loss) per common share
Basic	$(1.04)	$0.18	$(0.07)	$(0.20)	$(0.77)

Diluted	$(1.04)	$0.18	$(0.07)	$(0.20)	$(0.77)

Weighted-average shares outstanding:
Basic	30,636	29,906	30,419	30,946	28,338

Diluted	30,636	30,044	30,419	30,946	28,338

	As of July 31,
	2008	2007	2006	2005	2004
	(Amount in thousands)
Consolidated Balance Sheet Data:
Working capital	$26,287	$38,863	$32,253	$36,719	$58,105
Total assets	$122,029	$116,576	$99,076	$102,632	$110,823
Stockholders' equity	$39,872	$70,520	$66,333	$70,061	$74,106

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

        The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Annual Report on Form 10-K immediately prior to Part I, under the heading "Special Note Regarding Forward-Looking Statements." Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Item 1A of this Annual Report on Form 10-K, as well as our other reports filed with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

        As used herein, the "Company," "we," "us," and "our" means Commerce Energy Group, Inc. and its subsidiaries.

Our Company

        We are an independent marketer of electricity and natural gas to end-user customers. As of July 31, 2008, we provided retail electricity and natural gas to residential, commercial, industrial and institutional customers in ten states. Our principal operating subsidiary, Commerce Energy, Inc., is licensed by the Federal Energy Regulatory Commission, or FERC, and by state regulatory agencies as an unregulated retail marketer of electricity and natural gas.

        We were founded in 1997 as a retail electricity marketer in California. As of July 31, 2008, we supplied electricity to approximately 110,000 customers in Texas, California, Pennsylvania, Maryland, Michigan and New Jersey, and natural gas to approximately 45,000 customers in California, Florida, Georgia, Maryland, Nevada, Ohio, and Pennsylvania.

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

         HESCO Customer Acquisition.    Effective September 1, 2006, we acquired from Houston Energy Services Company, L.L.C., or HESCO certain assets consisting principally of contracts with end-use customers in California, Florida, Nevada, Kentucky and Texas consuming approximately 12 billion cubic feet of natural gas annually. The acquisition price of approximately $4.1 million in cash and $0.2 million in assumption of liabilities was allocated to customer contracts and is being amortized over an estimated life of four years.

         Bad Debt Expense.    Bad debt was a significant expense for the Company again in the fourth quarter. However, bad debt expense is beginning to trend down from the second and third quarter of fiscal 2008. Since August 2007, there has been an increase of approximately 31,000 non-active customers resulting in over $22 million of additional delinquent balances over 90 days old. The attrition of customers combined with non payment of outstanding balances has resulted in bad debt expense of $3.7 million, $6.2 million, $7.9 million and $5.2 million in the four quarters of fiscal 2008, respectively.

        The Company's new senior management team is focused on implementing solutions to reduce bad debt expense and believes that a number of remedies were implemented in the 2008 second quarter. We anticipate that the new procedures installed in the second quarter of fiscal 2008 will begin reducing expense in future quarters as the influx of customers which occurred in early fiscal 2008 is either settled or written off. We expect further reduction in bad debt expense during the fiscal year ending July 31, 2009, or fiscal 2009, trending towards our historical levels. As disclosed in Note 17—Subsequent Events, we sold our electric service contracts in the Texas market in October, 2008. We believe this sale will substantially reduce our bad debt expense in the future. Bad debt expense in our Texas market was approximately $20.0 million and $2.1 million in fiscal 2008 and 2007, respectively.

         Impairment.    During the third quarter of fiscal 2008, the Company completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 30, 2008. As a result of this assessment, it was determined that certain intangible assets and goodwill related to the Company's Skipping Stone Inc., or Skipping Stone, subsidiary were impaired. We recognized a long-lived asset impairment of $0.84 million and a goodwill asset impairment of $0.56 million. In the fourth quarter of fiscal 2008, we examined numerous software projects that were either completed or in process. We found that the software did not deliver the functionality as originally planned or that it still was not providing the required controls and reporting. After a review of the software and its planned use in the future, we concluded that software with an unamortized value of $3.3 million had no further use for the Company. Accordingly, we recorded a $3.3 million write down in the fourth quarter to reduce the carrying value of the subject software to zero. We also completed a second impairment analysis of the Company's remaining goodwill. The decline in the Company's common stock prices and valuations completed and proposed asset sales triggered the review. The Company concluded that all remaining goodwill was impaired. We recognized a goodwill asset impairment of $3.7 million. Both of these charges for Skipping Stone, in the aggregate amount of $1.4 million, the impairment of the capitalize software and the ACN goodwill impairment are included in our consolidated statements of operations.

         Restructuring/Disposal of Skipping Stone Assets.    During the fourth quarter of fiscal 2008, we completed a Company-wide restructuring plan in which we eliminated approximately 26% of our workforce throughout the organization; exited our energy consulting business, Skipping Stone; closed its Boston, Massachusetts and Houston, Texas offices; and significantly downsized our Irving, Texas office. Pre-tax cash and non-cash restructuring charges were $0.9 million. One of the principal elements of the restructuring plan was to centralize all core functions at the Company's Orange County, California headquarters. We expect to realize the savings in fiscal 2009.

         AP Finance LLC Financing.    In response to our need to reach an agreement with our senior lender regarding the terms of an amendment to our credit facility, on August 21, 2008, Commerce, Commerce Energy, Inc. and AP Finance LLC, or AP Finance, entered into a Note and Warrant Purchase Agreement whereby AP Finance agreed to purchase from the Commerce and Commerce Energy two 12% Senior Secured Convertible Promissory Notes in the aggregate principal amount of $23.1 million, or the Senior Convertible Notes, plus warrants to purchase an aggregate amount of 3,070,054 shares of our common stock at $1.15 per share. The Senior Convertible Notes are subordinated to our outstanding credit facility and convertible into shares of our common stock at a conversion price of $3.00 per share, subject to certain adjustments and limitations. In addition, on October 27, 2008, AP Finance agreed to provide up to $6.0 million to Commence Energy in a discretionary line of credit and advanced $3.6 million under a Discretionary Line of Credit Demand

Note. For further information relating to this transaction, please see the discussion set forth under the caption "Liquidity" herein.

Results of Operations

        The following table summarizes the results of our operations for fiscal 2008, fiscal 2007, and fiscal 2006 (dollars in thousands):

	Fiscal Year Ended July 31,
	2008		2007		2006
	Dollars	% Revenue	Dollars	% Revenue	Dollars	% Revenue
Retail electricity sales	$324,720	71%	$236,627	64%	$176,290	71%
Natural gas sales	134,545	29%	126,028	34%	61,701	25%
Excess energy sales(1)	—	—	1,535	—	7,627	3%
APX settlement	—	—	6,525	2%	—	—
Other	536	—	899	—	1,462	1%

Net revenue	459,801	100%	371,614	100%	247,080	100%
Direct energy costs	403,105	88%	314,371	85%	218,289	88%

Gross profit	56,696	12%	57,243	15%	28,791	12%
Selling and marketing expenses	14,066	3%	10,642	3%	5,231	2%
General and administrative expenses	64,538	14%	37,291	10%	26,939	11%

Income (loss) from operations	$(21,908)	(5)%	$9,310	2%	$(3,379)	(1)%

(1)
Electricity supply greater than retail electricity demand which is sold back into the wholesale market.

  Fiscal Year Ended July 31, 2008 Compared to Fiscal Year Ended July 31, 2007

        Operating results for fiscal 2008 reflect a loss from operations of $21.9 million compared to income from operations of $9.3 million for fiscal 2007. The decrease in income from operations was primarily a result of an $18.9 million increase in bad debt, an $11.8 million increase in other operating expenses and lower gross profit of $0.5 million. Our net loss for fiscal 2008 was $31.8 million, compared to net income of $5.5 million in fiscal 2007, reflecting the decline in operating results as well as the impacts relating to the impairments of the fair values of software and goodwill.

        Gross profit decreased $0.5 million to $56.7 million for fiscal 2008 from $57.2 million for fiscal 2007. Gross profit from electricity totaled $47.2 million for fiscal 2008 compared to $46.6 million for fiscal 2007, reflecting the impact of higher retail prices and usage of electricity as compared to fiscal 2007. The results in fiscal 2007 included the APX Settlement of $6.5 million. Gross profit for natural gas totaled $9.5 million for fiscal 2008 compared to $10.6 million for fiscal 2007 reflecting the impact of higher retail prices which more than offset the impact of decreased usage resulting from customer attrition.

  Net revenue

        The following table summarizes net revenues for fiscal 2008 and 2007 (dollars in thousands):

	Fiscal Year Ended July 31,
	2008		2007
	Dollars	% Revenue	Dollars	% Revenue
Retail Electricity Sales:
Texas	$174,212	38%	$102,357	28%
Pennsylvania/New Jersey	59,945	13%	46,025	12%
California	54,481	12%	58,152	16%
Maryland	29,905	7%	21,005	6%
Michigan and Other States	6,177	1%	9,088	2%

Total Retail Electricity Sales	324,720	71%	236,627	64%

Retail Natural Gas Sales:
Ohio	34,609	8%	34,193	9%
California	24,108	5%	22,187	6%
Georgia	257	—	2,758	1%
HESCO Customers	73,909	16%	64,838	17%
All Other States	1,662	—	2,052	1%

Total Natural Gas Sales	134,545	29%	126,028	34%

Excess Energy Sales	—	—	1,535	—
APX settlement	—	—	6,525	2%
Other	536	—	899	—

Net Revenue	$459,801	100%	$371,614	100%

        Net revenues increased $88.2 million, or 24%, to $459.8 million for fiscal 2008 from $371.6 million for fiscal 2007. The increase in net revenues was driven primarily by a 37% increase in electricity sales and a 7.0% increase in natural gas sales. Higher electricity sales reflect the impact of higher retail sales prices and a 79.2% increase in sales volumes in Texas due to customer growth, partly offset by lower retail sales in the Pennsylvania/New Jersey and Michigan markets resulting from customer attrition.

        Retail electricity sales increased $88.2 million to $324.9 million for fiscal 2008 from $236.6 million for fiscal 2007 reflecting both the impact of higher sales prices and an increase in sales volumes. For fiscal 2008, we sold 2,483 million kilowatt hours, or kWh, at an average retail price per kWh of $0.131, as compared to 2,057 million kWh sold at an average retail price per kWh of $0.115 in fiscal 2007.

        Natural gas sales increased $8.5 million to $134.5 million for fiscal 2008 from $126.0 million for fiscal 2007 reflecting the impact of higher retail sales prices. In fiscal 2008, we sold 13.5 million dekatherms, or DTH, at an average retail price per DTH of $10.00, as compared to 14.8 million DTH, sold at an average retail price per DTH of $8.51 during fiscal 2007.

  Direct energy costs

        Direct energy costs, which are recognized concurrently with related energy sales, include the commodity cost of electricity and natural gas, electricity transmission costs from the Independent System Operators, or the ISOs, transportation costs from local distribution companies, or LDCs, and pipelines, other fees and costs incurred from various energy-related service providers and energy-related taxes the majority of which cannot be passed directly through to the customer.

        Direct energy costs for fiscal 2008 totaled $278.1 million and $125.0 million for electricity and natural gas, respectively, compared to $198.9 million and $115.4 million, respectively, for fiscal 2007.

The increase in electricity costs is primarily due to a 21% increase in sales volume and a 15% increase in price. Electricity costs averaged $0.112 per kWh for fiscal 2008 compared to $0.097 per kWh for fiscal 2007. The increase in natural gas costs is primarily due to a 19% increase in price partially offset by a 9% decrease in sales volume which is primarily due to customer attrition. Direct energy costs for natural gas averaged $9.28 per DTH for fiscal 2008 as compared to $7.79 per DTH in fiscal 2007.

  Operating expenses

        Selling and marketing expenses were $14.1 million for fiscal 2008, an increase of $3.5 million from $10.6 million for fiscal 2007, reflecting the impact of higher telemarketing costs related to the Company's increased customer acquisition initiatives.

        General and administrative expenses were $64.5 million for fiscal 2008, an increase of $27.2 million, from $37.3 million for fiscal 2007, reflecting $18.9 million in higher bad debt costs mostly in the Texas market; $1.8 million in restructuring and severance costs, various fees including agency, credit card and billing services of $1.3 million, $1.0 million in incentive compensation cost with the replacement of all upper management, $0.9 million in amortization and depreciation, $0.5 million in sales tax provision and Board advisory fees of $0.05 million.

  Other expenses

        During the third quarter of fiscal 2008, the Company completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 30, 2008. As a result of this assessment, it was determined that certain intangible assets and goodwill related to the Company's Skipping Stone subsidiary was impaired. During the fourth quarter of fiscal 2008, the Company completed a second review of the fair value of the remaining goodwill and concluded an impairment existed. The Company also reviewed our capitalized software and concluded certain software had no further use for the Company. The Company recognized a long-lived asset impairment totaling $4.1 million and a goodwill asset impairment of $4.3 million. These charges are included in the Company's consolidated statements of operations.

  Interest income

        Our interest income was $0.5 million for fiscal 2008, a decrease of $0.8 million from $1.3 million in fiscal 2007. The decrease was from lower investable balances.

  Interest Expense

        Our interest expense was $2.0 million for fiscal 2008, primarily due to recording all costs of our credit facility as interest expense in accordance with FAS 91.

  Provision for Income Taxes

        We have a provision for income taxes for fiscal 2008 of zero dollars, compared to $0.1 million from the prior year. The prior year amount reflected the application of Alternative Minimum Tax which is not applicable to the current tax year. As a result, our effective income tax rate for fiscal 2008 is zero percent compared to 2.2% for fiscal 2007.

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

  Operating expenses

        Selling and marketing expenses were $10.6 million for fiscal 2007, an increase of $5.4 million from $5.2 million for fiscal 2006, reflecting the impact of higher cost of advertising and sales programs, telemarketing, third-party commissions and direct mail costs related to the Company's increased customer acquisition initiatives. These higher costs due to increased customer acquisition initiatives were partly offset by lower payroll costs.

        General and administrative expenses were $37.3 million for fiscal 2007, an increase of $10.4 million, from $26.9 million for fiscal 2006, reflecting higher customer service, information technology personnel costs, incentive compensation costs, and increased consulting expenses.

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

  Interest Expense

        Our interest expense was $1.1 million for fiscal 2007, primarily due to recording all costs of our Wachovia credit facility as interest expense in accordance with FAS 91.

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

Liquidity and Capital Resources

        The following table summarizes our liquidity measures:

	July 31, 2008	July 31, 2007
	(Dollars in thousands)
Cash and cash equivalents	$5,042	$6,559
Working capital	$26,287	$38,863
Current ratio (current assets to current liabilities)	1.3:1.0	1.8:1.0
Restricted cash	—	$10,457
Short term borrowings	$11,756	—
Letters of credit outstanding	$31,697	$19,334

  Consolidated Cash Flows

        The following table summarizes our statements of cash flows:

	Fiscal Years Ended July 31,
	2008	2007	2006
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$(18,104)	$(16,050)	$6,063
Investing activities	(5,417)	(8,229)	(4,742)
Financing activities	22,004	7,897	(11,724)

Net decrease in cash and cash equivalents	$(1,517)	$(16,382)	$(10,403)

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

        The Company has reported substantial losses in fiscal 2008 due primarily to bad debt expense totaling $23.0 million. In addition, the Company's Credit Facility at Wachovia, its Senior Notes and its Demand Note, both with AP Finance, each mature on December 22, 2008. Wachovia has notified the Company that it does not intend to extend the credit facility beyond December 22, 2008. It is anticipated that the Company will continue to require a credit facility of $20 to $25 million over the winter season for letters of credit to energy suppliers. Although the search for a replacement credit facility and refinancing to repay our Senior Notes and Demand Note continues, as of November 13, 2008, the Company does not have a firm commitment for a replacement credit facility or for such financing. The unprecedented global credit crisis adds to the uncertainty of finding a replacement credit facility for letters of credit and for our other financing requirements. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

        On November 11, 2008, the Company entered into a letter agreement with Universal Energy Group, Ltd. ("Universal") pursuant to which the Company agreed to a period of exclusive negotiations through November 26, 2008 to conduct due diligence and reach agreement on a definitive agreement regarding a proposed transaction (the "Proposed Transaction"). Pursuant to the Proposed Transaction, Universal would purchase: (i) certain of the Company's assets (the "Purchased Assets") including, but not limited to, all customer contracts relating to the natural gas retailing business currently being conducted by the Company in Ohio, all customer contracts relating to the electricity retailing business currently being conducted by the Company in Pennsylvania, New Jersey, Maryland and Michigan, and all licenses related thereto; (ii) newly issued shares of the Company's common stock, amounting to 49% of the issued and outstanding shares of its common stock, after giving effect to such shares (the "Equity Investment"); and (iii) a warrant, (the "Warrant"), to acquire up to that number of additionally newly issued shares of the Company's common stock (the "Warrant Shares") that, when taken together with the Equity Investment, would amount to 66 2/3% of the issued and outstanding shares of the Company's common stock as of the closing date of the Proposed Transaction, after giving effect to the Equity Investment and the Warrant Shares (assuming the Warrant is exercised in full on the closing date of the Proposed Transaction). The letter agreement contemplates that Universal will pay us an aggregate of $16.0 million in cash for the Purchased Assets, the Equity Investment and the Warrant. Additionally, the letter agreement provides that within 10 days of signing a definitive agreement relating to the Proposed Transaction contemplates that Universal would commit to provide or arrange for a replacement credit facility within 10 days of execution of a definitive agreement.

        If the Proposed Transaction is consummated and Universal provides credit support for the Company's remaining operations in other markets in which it currently operates, the Company expects to sell its natural gas inventory and reduce its cash deposits with energy suppliers. Following a closing of the Proposed Transaction, the Company would also reduce staff and administrative overhead to a level appropriate for its remaining operations. The Proposed Transaction, together with the planned sale of natural gas inventory and reductions in cash deposits with energy suppliers, would be expected to monetize assets totaling approximately $18 million, which we believe would be sufficient to satisfy the cash requirements of the Company's remaining operations in other markets in which it currently operates for at least the 12 months following the closing of the Proposed Transaction. There cannot be any assurances that the Proposed Transaction will occur.

        We would need to add to our capital resources in fiscal 2009 if we expand our business, either from internal growth or acquisitions, if energy prices increase materially, or if energy industry volatility and/or uncertainty create additional credit requirements. Cash used in operating activities for fiscal 2008 was $18.1 million, due to an increase in energy deposits from cash used in operating activities of $16.1 million in the prior year.

        For fiscal 2008, cash used in operating activities was comprised primarily of net loss of $31.8 million, an increase of accounts payable of $20.6 million, offset by an increase of $40.2 million in accounts receivable, net, including a provision for doubtful accounts. These changes were primarily in support of our increased sales and customer acquisition initiatives as well as an increase of $18.9 million in bad debt write-off. Cash used in operating activities for fiscal 2007 was $16.1 million, compared to cash provided by operations of $6.1 million in the prior year. For fiscal 2007, cash used in operating activities was comprised primarily of net income of $5.5 million, an increase of accounts payable of $11.1 million, offset by an increase of $38.7 million in accounts receivable, net, including a provision for doubtful accounts. These changes were primarily in support of our increased sales and customer acquisition initiatives including the customers acquired in the HESCO acquisition.

        Cash used in investing activities was $5.4 million in fiscal 2008, as compared to $8.2 million used in investing activities in fiscal 2007. The cash used in investing activities in fiscal 2008 was spent for the upgrades in our customer billing, risk management and customer contact platforms. The cash used in fiscal 2007 was spent equally for the upgrades in our key customer billing, risk management and customer contact platforms and for the purchase of the HESCO customer list.

        Cash provided by financing activities during fiscal 2008 was $22.0 million, as compared to cash provided by financing activities of $7.9 million during fiscal 2007. In fiscal 2008, restricted cash decreased by $10.5 million primarily due to transitioning cash-secured letters of credit to our Wachovia credit facility and an increase in short-term borrowings of $11.8 million. In fiscal 2007, restricted cash decreased by $6.7 million primarily due to transitioning cash-secured letters of credit to our new credit facility.

        Credit terms from our suppliers often require us to post collateral against our energy purchases and against our mark-to-market exposure with certain of our suppliers. As of July 31, 2008, we had $8.9 million in deposits pledged as collateral to our energy suppliers in connection with energy purchase agreements.

        As of July 31, 2008, cash and cash equivalents decreased to $5.0 million compared with $6.6 million at July 31, 2007. This decrease of $1.6 million was used primarily to fund accounts receivable growth to support our increasing customer load. Restricted cash and cash equivalents at July 31, 2008 was $5.0 million, compared to $17.0 million at July 31, 2007, for a decrease of $12.0 million. This decrease was also primarily due to our accounts receivable growth and transitioning cash-secured letters of credit to our Wachovia credit facility.

        In August 2008, we issued an aggregate amount of $23.1 million in 12% Senior Secured Convertible Promissory Notes, or the Senior Notes, to AP Finance LLC, or AP Finance. The Senior Notes are subordinate to our credit facility described below. In connection with the issuance of the Senior Notes, we issued to AP Finance and to the Company's investment bankers and finders warrants to purchase a total of 3,945,054 shares of our common stock at $1.15 per share. The Senior Notes and the warrants are described below.

Credit Facility

        In June 2006, the Company and Commerce Energy entered into a Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance (Western), as agent and lender, or Wachovia and the lenders from time to time a party thereto, or Lenders. The Credit Facility, as amended, provides for borrowings up to $45.0 million. The three-year Credit Facility is secured by substantially all of the Company's assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is currently limited by a calculated borrowing base consisting of certain of the Company's receivables and natural gas inventories. As of July 31, 2008, letters of credit issued under the Credit Facility totaled $31.7 million, with outstanding borrowings of $11.8 million. Currently, fees for letters of credit issued range from 5.50 to 5.75 percent per annum. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 4.25 percent.

        The Credit Facility contains typical covenants, subject to specific exceptions, restricting the Company from: (i) incurring additional indebtedness; (ii) granting certain liens; (iii) disposing of certain assets; (iv) making certain restricted payments; (v) entering into certain other agreements; and (vi) making certain investments. The Credit Facility also restricts the Company's ability to pay cash dividends on its common stock; restricts Commerce from making cash dividends to the Company without the consent of the Agent and the Lenders and limits the amount of the Company's annual capital expenditures.

        From September 2006 through September 2007, the Company and Commerce Energy entered into five amendments and a modification to the Loan and Security Agreement with the Agent and Lenders, several of which involved waivers of prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, capital expenditures and notification requirements (First Amendment), maintenance and deferral of prospective compliance, of minimum Fixed Charge

Coverage Rates and maintenance of the minimum Excess Availability Ratio (Second and Third Amendments). In addition, in the First Amendment, the Agent and Lender agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce to consummate the HESCO acquisition of customers. In the Fourth Amendment, the amount allowable under the Credit Facility's capital expenditures covenant was increased to $6.0 million for fiscal 2007 and $5.0 million for subsequent fiscal years. In the Second, Third and Fifth Amendment and in the Modification Agreement, each addressed reducing and/or restructuring the Excess Availability covenant in the Credit Facility to accommodate Commerce's business. In the Modification Agreement, the Agent and the Lenders also permitted Commerce for a period from September 20, 2007 to October 5, 2007 to exceed its Gross Borrowing Base, as defined in the Agreement.

        The Sixth Amendment executed on November 16, 2007, adjusted the required excess availability required at all times to $2.5 million until July 1, 2008 at which time it became $10.0 million. It also eliminated the eligible cash collateral covenant which previously required keeping $10.0 million cash on deposit. The Sixth Amendment revised the fixed charge coverage ratio, added minimum EBITDA requirements and extended the maturity of the Credit Facility from June 2009 to June 2010.

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

        On May 23, 2008, Commerce entered into an Assignment and Acceptance Agreement whereby the CIT Group/Business Credit, Inc. or CIT assigned all of its rights and obligations of the Credit Facility to Wells Fargo Foothill, LLC or Wells Fargo subject to the terms and conditions set forth in the Credit Facility.

        The Eighth Amendment was executed on June 11, 2008. The Eighth Amendment amended certain terms of the Credit Facility and waived certain covenant defaults relating to the minimum EBITDA covenant for the nine months ending April 30, 2008 and the Fixed Charge Coverage Ratio covenant for the twelve months ending April 30, 2008. Pursuant to the Eighth Amendment, the Company and the Lenders also agreed that the Company would terminate the Credit Facility on or before November 1, 2008.

        The Eighth Amendment increased the pricing terms of the Credit Facility so that borrowings under it are priced at a domestic bank rate plus 2.25 percent or LIBOR plus 4.75 percent per annum. Letters of credit fees now range from 3.50 to 3.75 percent per annum, depending on the level of excess availability. In addition, the Eighth Amendment eliminated the EBITDA covenant for the twelve months ending July 31, 2008 and, based on projections delivered to the Agent by the Company, the Agent will reasonably establish levels for the EBITDA and Fixed Charge Coverage Ratio covenants for each period beginning on August 1, 2008 and ending on the last date of each October, January, April and July during each fiscal year, of not less than $0.5 million per month and 1:1, respectively. The definition of Excess Availability also was amended to reflect any other subordinated loans or lines of credit arranged by the Company which are approved by the Agent and the increase in excess availability from $2.5 million to $10.0 million was deferred until November 1, 2008. Further, the definition of the borrowing base was amended to tie the amount of the borrowing base to the sum of all collections received during a 30-day period and the percentage of eligible unbilled accounts to be included in the borrowing base was capped at 65%. Additionally, the Eighth Amendment requires weekly measurements of liquidity and eliminated the early termination fee while replacing it with a service fee that will be no less than $0.14 million for the term.

        The Ninth Amendment, executed on July 21, 2008, revised several provisions of the Credit Facility, including, without limitation, (i) certain financial covenants, (ii) the definition of Borrowing Base and (iii) the revolving loan limit amount. Pursuant to the Ninth Amendment, Commerce was not required to comply with Excess Availability financial covenants for up to five days per calendar month upon written notice to Agent. In addition, the Compliance with liquidity forecast requirements were amended and restated in their entirety. The definition of Borrowing Base was amended to include in the calculation the sum of all collections received on Accounts of Borrowers during the immediately preceding forty-five (45) days rather than the immediately preceding thirty (30) days. Additionally, under the Ninth Amendment, the Revolving Loan Limit was amended from $50.0 million to $45.0 million. Under the terms of the Ninth Amendment, Commerce acknowledged and agreed that it would terminate the Credit Facility on or before October 1, 2008 and also acknowledged and agreed to obtain subordinated financing of no less than $10.0 million on or before July 25, 2008.

        The Tenth Amendment, executed on July 25, 2008, provided for a waiver of an Event of Default arising as a result of the failure of Commerce to obtain, on or before July 25, 2008, subordinated financing of at least $10.0 million, and revised several provisions of the Credit Facility, including, without limitation, reducing the Letter of Credit Limit and the aggregate outstanding principal amount of Loans. Pursuant to the Tenth Amendment, the Letter of Credit Limit was reduced from $45.0 million to $35.5 million. In addition, the aggregate principal amount of Loans that may be outstanding were reduced to $7.0 million as of the close of business on August 7, 2008 and to zero as of the close of business on August 15, 2008. The Revolving Loan Limit will remain at $45.0 million and the amount of Loans that may be outstanding may be increased after August 15, 2008 if the additional financing referred to below is obtained. Under the terms of the Tenth Amendment, Commerce agreed to obtain additional financing on or before the close of business on August 18, 2008 of (i) no less than $15.0 million or (ii) no less than $10.0 million and an additional payment deferral from a supplier equal to the difference between $15.0 million and the amount of the additional financing. In addition, Commerce agreed to provide additional reporting to the Agent and to use its good faith efforts to deliver a Letter of Intent, no later than August 7, 2008, from a private investor, a major commodity bank or other person to provide additional financing to Commerce.

        The Eleventh Amendment, executed on August 21, 2008, provided for a waiver of any and all Event of Default arising on or before August 21, 2008 including the failure of Commerce Energy to obtain additional financing on or before the close of business on August 18, 2008 of (i) no less than $15.0 million or (ii) no less than $10.0 million and an additional payment deferral from a supplier equal to the difference between $15.0 million and the amount of the additional financing.

        Pursuant to the Eleventh Amendment, the maturity date of the Credit Facility was extended from October 1, 2008 to December 22, 2008. In addition, the Amendment modified certain covenants to allow for the Company to incur subordinated debt in the amount of $20,931,579 plus amounts necessary to satisfy certain disputed sales tax obligations alleged against Commerce Energy which are under audit. The Amendment also provides that the Company and Commerce Energy shall affect a sale of assets resulting in the receipt of at least $8,000,000 in net proceeds by November 3, 2008.

        Under the terms of the Eleventh Amendment, Loans may only be requested during a period commencing on the 20th calendar day of each month and ending on the fifth calendar day of the following month. Letter of Credit issuances may continue to be made at any time during the calendar month. On the earlier to occur of: (i) the receipt of net proceeds of at least $8,000,000 from the sale of assets in a transaction designated by the Agent as a "trigger sale" or (ii) November 4, 2008, the aggregate outstanding Loans shall be zero, no further Loans may be requested and the outstanding principal amount of Obligations, including Letter of Credit Obligations, shall not exceed the lesser of (x) the amount equal to the Blocked Account plus 50% of the Eligible Amount as determined as of the Trigger Date and (y) the Blocked Amount plus 50% of the Eligible Amount as determined as of the date of such determination.

        The Eleventh Amendment also deleted the Fixed Charge Coverage Ratio and EBITDA covenants; amended the Borrowing Base to exclude Eligible Cash Collateral from the Borrowing Base and include collections from the immediately preceding thirty day period; and included a requirement that Commerce maintain Excess Availability greater than $2,500,000.

        The Twelfth Amendment, entered into on October 22, 2008, reduced the Revolving Loan Limit to (i) $40,000,000 prior to November 7, 2008, (ii) $32,000,000 from November 7, 2008 through December 2, 2008 and (iii) $22,000,000 from and after December 3, 2008. In addition, the Letter of Credit Limit was reduced to (i) $32,000,000 from November 7, 2008 through December 2, 2008 and (ii) $22,000,000 from and after December 2, 2008.

        In addition, the limitation on additional Loans from October 7, 2008 through October 19, 2008 was deleted and the Lenders agreed to make Loans in accordance with the Credit Facility until the Trigger Date, provided that in the event the aggregate outstanding amount of Loans and Letter of Credit Obligations exceeds the Borrowing Base, Loans will only be made if AP Finance, LLC, or AP Finance, has guaranteed the Obligations and pledged security for the Obligations as collateral in an amount equal to $6,000,000. Pursuant to the Amendment, the aggregate outstanding Loans after the Trigger Date shall be zero, but not including any Over-advance Amount outstanding to the extent the Agent has received pledged collateral from AP Finance. The Amendment also permits AP Finance to make additional revolving loans to the Company and Commerce Energy of up to $6,000,000 pursuant to its Subordinated Note Agreements.

        Pursuant to the Twelfth Amendment, the Company and Commerce Energy must consummate a sale of assets and cause to be delivered to Lender net cash proceeds of at least $8,000,000 not later than November 3, 2008, referred to as a Trigger Sale. Additionally, on and after November 4, 2008, any available funds in the Blocked Accounts will be transferred to a Blocked Securities Account and, as of the seventh day following consummation of the Trigger Sale and on each seventh day thereafter an amount of at least $200,000 must be deposited in the Blocked Securities Account and may not be withdrawn without the prior written consent of Agent.

        The Twelfth Amendment also requires the Company and Commerce Energy to maintain actual aggregate weekly cash receipts in respect of accounts receivable from customers sold in the Trigger Sale in an amount within a range equal to at least 65% to 85% of the projected aggregate weekly cash receipts.

        Pursuant to the Amendment, the interest rate charged for Prime Rate Loans was increased from 2.25% per annum in excess of the Prime Rate to 4.25% per annum in excess of the Prime Rate and the interest rate charged on Eurodollar Rate Loans was increased from 4.75% per annum in excess of the

Adjusted Eurodollar Rate to 6.75% in excess of the Adjusted Eurodollar Rate. In addition, the Letter of Credit Rate was increased from 3.75% per annum to 5.75% per annum if the average daily Excess Availability is less than or equal to $25,000,000 and from 3.50% per annum to 5.50% per annum if the average daily Excess Availability is greater than $25,000,000.

        Finally, the Twelfth Amendment provides for a waiver of existing Event of Default related to the liquidity covenant and arising prior to October 22, 2008 and Commerce agreed to pay an Amendment Fee of $150,000, payable on the earlier to occur of the Trigger Sale or November 4, 2008.

12% Senior Secured Convertible Promissory Notes

        On August 21, 2008, we entered into a Note and Warrant Purchase Agreement, or the Purchase Agreement, with AP Finance whereby it agreed to purchase from us one or more senior secured promissory notes.

        Pursuant to the Purchase Agreement, on August 21, 2008 we also executed an initial Senior Secured Convertible Promissory Note, or the Initial Note, with AP Finance in the principal amount of $20.9 million. The Initial Note matures on December 22, 2008 and bears interest at 12% annually in arrears, payable in cash on the maturity date. The amount due upon maturity is equal to (i) the principal amount, (ii) 10% of the principal amount, plus (iii) all outstanding interest and any other amounts due. The Initial Note may be prepaid at any time in an amount equal to 110% of the face value plus outstanding interest.

        On August 22, 2008, we executed a second Senior Secured Convertible Promissory Note, or the Second Note, with the AP Finance in the principal amount of $2.2 million. The proceeds from the Second Note were earmarked to satisfy certain disputed sales tax obligations alleged against Commerce Energy which were under audit. The Second Note also matures on December 22, 2008 and has interest, repayment, prepayment and conversion terms that are substantially the same as those of the Initial Note.

        The Initial Note and the Second Note, collectively, the Senior Notes, are immediately convertible, in whole or in part, at the option of AP Finance, into shares of our common stock as determined by dividing the portion of the respective outstanding principal balance, plus any accrued but unpaid interest under the respective Senior Note as of the date of conversion, by $3.00, subject to standard adjustments, and subject to limitations under the American Stock Exchange rules requiring a vote of the Company's stockholders. Pursuant to these limitations, the maximum amount of shares of common stock which may be issued upon conversion of the Senior Notes without a stockholder vote is 2,229,869. In addition, if stockholder approval contemplated by the American Stock Exchange rules were obtained, a total of 7,718,997 shares could be issued upon conversion of the Senior Notes, assuming the initial conversion price under the Senior Notes.

        The Senior Notes are subordinate to the Credit Facility and are secured by substantially all of the Company's assets. The Senior Notes contain events of default and affirmative and negative covenants customary for transactions of this nature, including defaults in the performance or observance of any covenant contained in the Purchase Agreement, covenants regarding the ongoing operations of the business, new indebtedness, liens, compliance with laws and regulations, financial condition and delivery of financial statements.

        In addition, the Purchase Agreement contains covenants with respect to a sale of at least $8.0 million of the Company's assets and requires the Company to provide AP Finance with an executed term sheet from BNP Paribas, S.A., or another comparable lender, on or prior to October 30, 2008 providing for a complete refinancing of the Credit Facility, with a contemplated closing prior to December 22, 2008. The Senior Notes are subject to acceleration upon an event of default and the collateral agent may, at any time thereafter, declare the entire principal balance of the Senior Notes, together with all interest accrued thereon, plus fees and expenses, due and payable. For certain types of events of defaults (e.g., bankruptcy cases) the outstanding principal balance and accrued interest, plus fees and expenses, shall be automatically due and payable.

        On October 23, 2008, the Company, Commerce Energy and AP Finance entered into a Second Amendment to Note and Warrant Purchase Agreement, or the AP Note Second Amendment, amending a Note and Warrant Purchase Agreement dated August 21, 2008, as amended.

        Pursuant to the AP Note Second Amendment, AP Finance agreed to guarantee $6,000,000 of Loans under the Credit Facility and to pledge cash collateral as security to support the guaranty. In consideration of such agreement, Commerce Energy and the Company agree to indemnify AP Finance for any liability, damage or loss sustained in connection with such guarantee and cash collateral pledge.

        The AP Note Second Amendment deleted the requirement that Commerce Energy receive a refinancing term sheet by October 30, 2008 and also deleted the liquidity covenant. Finally, the AP Note Second Amendment provides for a waiver of existing Events of Default related to the liquidity covenant arising prior to October 23, 2008, and Commerce Energy and the Company agreed to pay an amendment fee of $300,000, subject to reduction to $150,000 in certain circumstances, payable on December 22, 2008.

        On October 27, 2008, the Company, Commerce Energy and AP Finance entered into a Third Amendment to Note and Warrant Purchase Agreement, or the AP Note Third Amendment. Pursuant to the AP Note Third Amendment, AP Finance agreed to establish a discretionary line of credit of up to $6.0 million. In consideration of such agreement, the Company and Commerce Energy agreed to pay a fee equal to 5% with respect to advances under the line of credit, provided that if the full amount of such advances is repaid on or before the tenth business day following the funding of such advance, the fee shall be reduced by 2.5%.

        On October 27, 2008, the Company and Commerce Energy executed a Discretionary Line of Credit Demand Note (the "Line of Credit Note") in the principal amount of $6.0 million pursuant to the AP Note Third Amendment and AP Finance advanced to Commerce $3.6 million under the terms of the Line of Credit Note. The Line of Credit Note is payable in cash on demand, or in the absence of demand, on December 22, 2008, the same maturity date of the senior secured promissory notes issued pursuant to the Purchase Agreement, and bears interest, in arrears, at a rate per annum equal to 12%, compounded monthly. The Line of Credit Note may be prepaid at any time without penalty.

        The obligations of the Company and Commerce Energy under the Line of Credit Note are secured by substantially all the assets of the Company and Commerce Energy (the "Junior Security Interest") pursuant to a Security Agreement among the Company, Commerce Energy and AP Finance, dated August 21, 2008 (the "Security Agreement"). Under the terms of an Intercreditor Agreement dated as of August 21, 2008 (the "Intercreditor Agreement") among the Company, Commerce Energy, AP Finance, Wachovia Capital Finance Corporation (Western), as agent and a lender under the Company's senior credit facility (the "Agent") and the other lenders under the Company's senior credit facility, the Junior Security Interest is subordinated to the senior security interest which the Company and Commerce Energy previously granted to the Agent and the lenders under the Company's senior credit facility.

Warrants Related to the Senior Note Financing

        As partial inducement to purchase the Initial Note and the Second Note, the Company issued to the AP Finance warrants exercisable for 2,773,333 and 296,721 shares, respectively, of our common stock exercisable at any time through August 21, 2013 and August 22, 2013, respectively. Each warrant is referred to herein as an AP Finance Warrant and collectively as the AP Finance Warrants. Each of the AP Finance Warrants has an exercise price equal to $1.15 per share, subject to standard adjustments, and a cashless exercise feature. At any time commencing on February 20, 2009, AP Finance may require the Company to redeem the unexercised portions of the AP Finance Warrants for cash at a redemption price equal to $0.30 per share of our common stock for which the AP Finance Warrants are then exercisable, without giving effect to any adjustments occurring after August 21, 2008 and August 22, 2008, respectively.

        As compensation for services in connection with the sale of the Senior Notes, the Company issued warrants exercisable for an aggregate of 625,000 shares of common stock to Jesup & Lamont, Incorporated and its principals, and warrants unexercisable for an aggregate of 250,000 shares of common stock to Lee E. Mikles. The terms and conditions of each of theses additional warrants are substantially similar to those of the AP Finance Warrants, including an exercise price of $1.15 per share, subject to standard adjustments, cashless exercise and the redemption feature.

Sale of Texas Electric Service Contracts

        On October 24, 2008, Commerce Energy completed the sale of all of its electric service contracts with its customers in Texas and certain assets related to these contracts to Ambit pursuant to the terms and conditions of an Asset Purchase Agreement dated October 23, 2008 by and between Commerce Energy and Ambit. The sale qualified as a Trigger Sale under the Credit Facility, as amended, and the net proceeds of the sale are earmarked to be applied to reduce the outstanding loan balance under the Credit Facility.

        The initial purchase price paid to Commerce Energy in connection with the transaction is $11.2 million with $8.5 million paid in cash on October 24, 2008, and $2.7 million, to be reduced by customer deposits and adjusted by positive or negative monetary adjustments if the number of active customers transferred deviates by more than 2.5% from 57,588 customers, payable in cash on or before November 24, 2008. In addition, Ambit will assume certain liabilities relating to the assets being sold. Ambit has also agreed to make residual payments to Commerce Energy during a period beginning on the closing date and continuing through December 31, 2010. The residual payments, which are calculated and paid monthly, generally consist of $3.50 for each electric service contract being transferred that has charges invoiced to Ambit that are not past due and are estimated to be approximately $3.6 million.

Supply Agreements

  Tenaska Power Services Co.

        In August 2005, the Company entered into several agreements with Tenaska Power Services Co., or Tenaska, for the supply of the majority of Commerce's wholesale electricity supply needs in Texas, utilizing commercially standard master purchase and sale, lockbox control, security and guaranty agreements. The Company's Texas customers pay into a designated account that is used to pay Tenaska for the electricity. Tenaska also extends credit to the Company to buy wholesale electricity supply secured by funds pledged by the Company in the lockbox, its related accounts receivables and customers contracts. The Company entered into a guaranty agreement, pursuant to which it, as the parent company of Commerce, unconditionally guaranteed to Tenaska full and prompt payment of all indebtedness and obligations owed to Tenaska.

        On April 16, 2008, Commerce entered into a Release Agreement with Tenaska and Wachovia, or the Release Agreement, pursuant to which Tenaska released and terminated (i) any and all of its security interests in the assets and property of Commerce including without limitation the collateral provided under a security agreement in place between Commerce and Tenaska and (ii) all of its rights, remedies and interests with respect to a lockbox account established for the deposit of revenues received from Commerce's electricity end-use customers in Texas. Tenaska's release and termination of these rights and interests was conditioned upon the receipt of a standby letter of credit issued to

Wachovia in favor of Tenaska in the amount of $7.0 million as well as 3.0 million cash collateral, both given in substitution of the collateral previously provided under the security agreement between Commerce and Tenaska. On April 18, 2008, Tenaska agreed to accept a letter of credit in the amount of $10.0 million in lieu of the above arrangement.

        On October 17, 2008, Commerce Energy and Tenaska Power Services Co., or Tenaska, jointly terminated an Agreement to Provide QSE (Qualified Scheduling Entity) and Marketing Services, or the QSE Agreement, dated August 1, 2005. The termination is effective on the earlier of (i) November 5, 2008 or (ii) the time and date the Electric Reliability Council of Texas, Inc., or ERCOT, completes a move of Commerce Energy's Load Servicing Entity from Tenaska's Qualified Scheduling Entity, or QSE to another QSE.

        Pursuant to the QSE Agreement, Tenaska served as Commerce Energy's QSE in Texas. Commerce Energy has applied to ERCOT to act as its own QSE continuing to use the services of Tenaska through an Agency Agreement. Commerce Energy and Tenaska jointly agreed to terminate the QSE Agreement and there are no early termination penalties.

  Pacific Summit Energy LLC

        In September 2006, the Company and Commerce entered into several agreements with Pacific Summit LLC, or Pacific Summit, for the supply of natural gas to serve end-use customers that we acquired in connection with the HESCO acquisition, utilizing a base contract for the purchase and sale of natural gas, and for operations, lockbox control and security agreements. Under the agreements, these customers remit their payments into the lockbox used to pay Pacific Summit for natural gas supplies. Pacific Summit also extends credit to the Company to buy wholesale natural gas supplies, secured by funds pledged by the Company in the lockbox, its related accounts receivable and a $3.5 million letter of credit. Under the security agreement, Commerce agreed to maintain a minimum deposit amount in the lockbox account. The security agreement also provided for monthly withdrawals from the lockbox account, with payments to be made first to Pacific Summit for amounts due and payable, and second to Commerce for amounts exceeding the adjusted minimum deposit amount, as defined in the security agreement. At July 31, 2008, Pacific Summit had extended approximately $9.5 million of trade credit to the Company under this arrangement.

  Planned capital expenditures

        Our planned capital expenditures for fiscal 2009 are approximately $3.0 million and are comprised of carryover expenditures related to key upgrades of our risk management, customer billing and customer load forecasting systems and other information systems and hardware upgrades related to improved customer order entry and increased customer service. These expenditures are expected to be pro rata throughout the year and funded out of working capital.

  Off-Balance sheet arrangements

        We have no off-balance sheet arrangements and have no transactions involving unconsolidated, limited purpose entities, except as follows:

  Contractual obligations

        As of July 31, 2008, we had commitments of $46.7 million for energy purchase, transportation and capacity contracts. These contracts are with various suppliers and extend through June 2009.

        Our most significant operating lease pertains to our corporate office facilities. All of our other operating leases pertain to various equipment, technology and secondary office facilities. Certain of these operating leases are non-cancelable and contain clauses that pass through increases in building operating expenses. We incurred aggregate rent expense under operating leases of $1.3 million, $1.2 million and $1.3 million during fiscal 2008, 2007 and 2006, respectively.

        The following table shows our contractual commitments for energy purchase and operating leases as of July 31, 2008 (dollars in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Energy purchases	$46,782	$46,782	$—	$—	$—
Operating leases	3,527	1,704	1,545	278	—

Total	$50,309	$48,486	$1,545	$278	$—

        Additionally, as of July 31, 2008, $31.7 million of letters of credit have been issued to energy suppliers and others pursuant to the terms of our Credit Facility and $5.5 million in surety bonds have been issued.

  Seasonal Influences

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

  •
  Accounting for derivative instruments and hedging activities—We purchase substantially all of our power and natural gas under forward physical delivery contracts for supply to our retail customers. These forward physical delivery contracts are defined as commodity derivative contracts under Statement of Financial Accounting Standard, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Using the exemption available for qualifying contracts under SFAS No. 133, we apply the normal purchase and normal sale accounting treatment to a majority of our forward physical delivery contracts. Accordingly, we record revenue generated from customer sales as energy is delivered to our retail customers and the related energy cost under our forward physical delivery contracts is recorded as direct energy costs when received from our suppliers. We use financial derivative instruments (such as swaps, options and futures) as an effective way of assisting in managing our price risk in energy supply procurement. For forward or future contracts that do not meet the qualifying criteria for normal purchase, normal sale accounting treatment, we elect cash flow hedge accounting, where appropriate.

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

  •
  Utility and independent system operator costs—Included in direct energy costs, along with the cost of energy that we purchase, are scheduling costs, Independent System Operator, or ISO, fees, interstate pipeline costs and utility service charges. The actual charges and certain energy costs are not finalized until subsequent settlement processes are performed for all distribution system participants. Prior to the completion of settlements (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual information resulting in the need to adjust previous estimates.

  •
  Allowance for doubtful accounts—We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial conditions of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  •
  Net revenue and unbilled receivables—Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the estimated sale amount for power delivered to a customer at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated based upon the amount of power delivered, but not yet billed, multiplied by the estimated sales price per unit.

  •
  Inventory—Inventory consists of natural gas in storage as required by obligations under customer choice programs. Inventory is stated at the lower of weighted-average cost or market.

  •
  Customer acquisition cost—Direct Customer acquisition costs paid to third parties and directly related to specific new customers are deferred and amortized over the life of the initial customer contract, typically one year.

  •
  Legal matters—From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with SFAS No. 5, "Accounting for Contingencies." As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The Company adopted FIN 48 during the first quarter of fiscal 2008, and the adoption had no impact on its financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (i) the extent to which companies measure assets and liabilities at fair value; (ii) the information used to measure fair value; and (iii) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this statement may have on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this statement may have on its financial statements.

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

        In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133. This statement requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This Standard is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating these provisions. In evaluating FASB No. 161, it was determined that its adoption will have no impact on the Company's financial statements, requiring only further disclosure.

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

        With many of our customers, we have the ability to change prices with short notice; and, therefore, the impact on gross profits from increases in energy prices is not material for these customers. However, sharp and sustained price increases could result in customer attrition without corresponding price increases by local utilities and other competitors. Approximately 51% of our electricity customers and 30% of our natural gas customers are subject to multi-month fixed priced unhedged contracts and, accordingly a $10 per megawatt hour increase in the cost of purchased power and a $1.00 per mmbtu, or Million British Thermal Units, increase in the cost of purchased natural gas could result in an estimated $4.4 million decrease in gross profit for power, and an estimated $0.7 million decrease in gross profit for natural gas, respectively, for fiscal 2009.

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

Interest Rate Risk

        As we had no long-term debt outstanding at July 31, 2008, our only exposure to interest rate risks is limited to short-term borrowings and our investment of excess cash balances in interest-bearing instruments. As our borrowings are only short-term and are adjusted to market rates on a recurring basis, we do not believe we have interest rate risk on these borrowings. We generally invest cash equivalents in short-term credit instruments consisting primarily of high credit quality, short-term money market funds and insured, re-marketable government agency securities with interest rate reset maturities of 90 days or less. We do not expect any material loss from our investments and we believe that our potential interest rate exposure is not material. As our practice has been, and currently continues to be, to only invest in high-quality debt instruments with maturities or remarketing dates of 90 days or less, we currently are not materially susceptible to interest rate risk on our investments.

Item 8.    Financial Statements and Supplementary Data.

        The financial statement information, including the reports of the independent registered public accounting firms, required by this Item 8 is set forth on pages F-1 to F-47 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth on page F-41 (Note 16 to the Notes to Consolidated Financial Statements) of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of July 31, 2008, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, utilizing the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management, including the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 31, 2008, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15(e) or 15d-15(e) of the Exchange Act were not effective at the reasonable assurance level because of the identification of a material weakness, as delineated in the Management's Report on Internal Control over Financial Reporting section below, in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

        In light of this material weakness, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements for the year ended July 31, 2008 were presented in accordance with generally accepted accounting principles in the United States of America for such financial statements. As a result of these additional procedures and notwithstanding management's assessment that internal control over financial reporting was ineffective as of July 31, 2008, and the associated material weakness, the Company believes that the consolidated financial statements for the year ended July 31, 2008 included in this Annual Report on Form 10-K correctly present the financial position, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system of internal control was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2008, we found that there are deficiencies in our internal controls over the existence, completeness and accuracy of revenues, cost of revenues, deferred revenues and associated accounts receivable. Specifically, the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues may not be adequate to detect material errors in revenues, cost of revenues, deferred revenues and associated accounts receivable. A contributing factor is the ineffective operation of certain of our Information System controls over revenue and billing systems. This control deficiency could result in a misstatement of revenue, deferred revenue, and accounts receivable that would result in a material misstatement to the Company's interim or annual consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

        This control deficiency did not result in any known financial statement misstatements. As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        In July 2008, management engaged an accounting services firm to develop a stabilization plan for all necessary parts of the revenue cycle, including billing and accounts receivables, cash and collections, and forecasting and revenue recognition. Together with the accounting services firm, our management is working with the Audit Committee to identify and implement corrective actions to improve our internal controls over financial reporting. Specifically, the Company is implementing additional policies and procedures to improve the financial closing process, including process improvements related to monthly account reconciliations, analysis of revenues, cost of revenues and deferred revenues. During October 2008, our Information System controls over revenue and billing systems were significantly improved for our largest customer market, and these improvements will be implemented for all customer markets by July 31, 2009. In addition, the accounting services firm engaged to review the revenue cycle will be assisting the Company in providing additional training to our accounting staff to ensure the accuracy of our financial reporting. We believe these actions will remediate the material weakness described above. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

        This report by management shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless Commerce Energy Group, Inc. specifically states that the report is to be considered "filed" under the Exchange Act or incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

Changes in Internal Control over Financial Reporting

        Other than the material weakness described above, there was no change in the Company's internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        A list of our executive officers and related biographical information appears in Part I, Item 1C of this Annual Report on Form 10-K. The information in the Commerce Energy Group, Inc. definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 31, 2008 (the "Proxy Statement") set forth under the captions "Election of Directors," "Information About the Board of Directors and Committees of the Board," and "Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information in the Proxy Statement set forth under the captions "Information About the Board of Directors and Committees of the Board—Compensation of Directors" and "Executive Compensation" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information in the Proxy Statement set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

        The Company has two equity compensation plans, the Amended and Restated Commerce Energy Group, Inc. 2006 Stock Incentive Plan and the Commonwealth Energy Corporation 1999 Equity Incentive Plan, as amended, which have been approved by our stockholders. With the exception of the Fallquist Incentive Plan and other one-time grants of options made by our Board of Directors from time to time, we do not have any other equity compensation plans.

        The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2008.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	3,309,007	(1)	$3.80	598,334	(2)
Equity compensation plans not approved by security holders	2,725,000	(3)	$2.38	—

Total	6,034,007		$2.19	598,334

(1)
Represents shares of common stock that may be issued pursuant to outstanding options granted under the Commonwealth 1999 Equity Incentive Plan and the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, including the Amended and Restated 2006 Stock Incentive Plan.

(2)
Represents shares of common stock that may be issued pursuant to options available for future grant under the Commonwealth 1999 Equity Incentive Plan and the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, including the Amended and Restated 2006 Stock Incentive Plan.

(3)
Represents shares of common stock that may be issued pursuant to options available for future grant under the following individual plans: options to purchase 2,500,000 shares granted to Ian B. Carter, the Company's former Chairman and Chief Executive Officer; options to purchase 100,000 shares granted to Robert C. Perkins, a member of our board of Directors; and options to purchase 125,000 shares granted to Michael J. Fallquist, the Company's Chief Operating Officer. (See Note 14 Stock Options to the Notes to Consolidated Financial Statements).

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information set forth in the Proxy Statement under the captions "Transactions with Management and Others" and "Information About the Board of Directors and Committees of the Board" is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information concerning principal accountant fees and services and our audit committee's pre-approval policies and procedures appears in the Proxy Statement under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm—Relationship of the Company with the Independent Registered Public Accountants" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)    Documents filed as a part of this Annual Report on form 10-K:

  (1)    Financial Statements

          The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.

  (a)(2)    Financial Statement Schedules

          All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the related notes.

  (3)    Exhibits.

          See the Exhibit Index included herewith and incorporated by reference herein. We will furnish a copy of any exhibit upon request to our Secretary at our principal executive offices, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.
Date: November 13, 2008	By:	/s/ GREGORY L. CRAIG Gregory L. Craig Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY L. CRAIG Gregory L. Craig	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 13, 2008
/s/ C. DOUGLAS MITCHELL C. Douglas Mitchell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 13, 2008
/s/ CHARLES E. BAYLESS Charles E. Bayless	Director	November 13, 2008
/s/ ROHN CRABTREE Rohn Crabtree	Director	November 13, 2008
/s/ GARY J. HESSENAUER Gary J. Hessenauer	Director	November 13, 2008
/s/ MARK S. JUERGENSEN Mark S. Juergensen	Director	November 13, 2008
/s/ DENNIS R. LEIBEL Dennis R. Leibel	Director	November 13, 2008
/s/ ROBERT C. PERKINS Robert C. Perkins	Director	November 13, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Commerce Energy Group, Inc.:

        We have audited the accompanying consolidated balance sheets of Commerce Energy Group, Inc. as of July 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended July 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Energy Group, Inc. as of July 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended July 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assessment of the effectiveness of Commerce Energy Group, Inc.'s internal control over financial reporting as of July 31, 2008, included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express our opinion thereon.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements for the year ended July 31, 2008, the Company has suffered substantial losses from operations, and has been unable to secure a lending facility or any other long-term financing arrangement. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP

Irvine. California
November 11, 2008

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended July 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenue	$459,801	$365,089	$247,080
APX settlement	—	6,525	—

Net revenue	459,801	371,614	247,080
Direct energy costs	403,105	314,371	218,289

Gross profit	56,696	57,243	28,791
Selling and marketing expenses	14,066	10,642	5,231
General and administrative expenses	64,538	37,291	26,939

Income (loss) from operations	(21,908)	9,310	(3,379)

Other income and expenses:
Provision for impairment on goodwill, other intangibles and long-lived assets	(8,426)	—	—
ACN arbitration settlement	—	(3,900)	—
Interest income	507	1,296	1,140
Interest expense	(1,968)	(1,053)	—

Total other income and expenses	(9,887)	(3,657)	1,140

Income (loss) before provision for income taxes	(31,795)	5,653	(2,239)
Provision for income taxes	—	122	—

Net income (loss)	$(31,795)	$5,531	$(2,239)

Income (loss) per common share:
Basic	$(1.04)	$0.18	$(0.07)

Diluted	$(1.04)	$0.18	$(0.07)

Shares used in computing income (loss) per common share:
Basic	30,636	29,906	30,419

Diluted	30,636	30,044	30,419

The accompanying notes are an integral part of these Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2008	2007
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,042	$6,559
Accounts receivable, net	82,416	65,231
Natural gas inventory	7,717	5,905
Prepaid expenses and other current assets	13,269	7,224

Total current assets	108,444	84,919
Restricted cash and equivalents	—	10,457
Deposits and other assets	1,600	1,906
Property and equipment, net	8,009	8,662
Goodwill	—	4,247
Other intangible assets, net	3,976	6,385

Total assets	$122,029	$116,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Energy and accounts payable	$58,500	$37,926
Short-term borrowings	11,756	—
Accrued liabilities	11,901	8,130

Total current liabilities	82,157	46,056

Commitments and contingencies
Stockholders' equity:
Common stock—150,000 shares authorized with $0.001 par value and 31,141 and 30,383 shares issued and outstanding in fiscal 2008 and 2007, respectively	61,919	60,599
Other comprehensive loss	(996)	(823)
Retained earnings	(21,051)	10,744

Total stockholders' equity	39,872	70,520

Total liabilities and stockholders' equity	$122,029	$116,576

The accompanying notes are an integral part of these Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Commerce Energy Group, Inc.
	Common Stock
			Retained Earnings (Deficit)	Other Comprehensive Income (Loss)
	Shares	Amount			Total
	(In thousands)
Balance at July 31, 2005	31,436	$62,609	$7,452	$—	$70,061
Exercise of stock options	221	11	—	—	11
Repurchase of common shares	(1,469)	(2,204)	—	—	(2,204)
Issuance of stock	10	—	—	—	—
Repurchase of dissenter's rights stock	(55)	(106)	—	—	(106)
Issuance of restricted stock	435	—	—	—	—
Cancellation of restricted stock	(16)	—	—	—	—
Amortization of unearned share based compensation	—	386	—	—	386
Amortization of unearned restricted stock	—	153	—	—	153
Cancellation of stock in connection with ACN acquisition	(930)	(2,000)	—	—	(2,000)
Comprehensive income	—	—	(2,239)	2,271	32

Balance at July 31, 2006	29,632	$58,849	$5,213	$2,271	$66,333
Exercise of stock options	535	1,196	—	—	1,196
Issuance of restricted stock	230	—	—	—	—
Cancellation of restricted stock	(14)	—	—	—	—
Amortization of unearned share based compensation	—	213	—	—	213
Amortization of unearned restricted stock	—	341	—	—	341
Comprehensive income	—	—	5,531	(3,094)	2,437

Balance at July 31, 2007	30,383	$60,599	$10,744	$(823)	$70,520
Issuance of restricted stock	1,071	—	—	—	—
Cancellation of restricted stock	(147)	—	—	—	—
Repurchase of stock	(166)	(209)	—	—	(209)
Amortization of unearned share based compensation	—	466	—	—	466
Amortization of unearned restricted stock	—	1,063	—	—	1,063
Comprehensive income	—	—	(31,795)	(173)	(31,968)

Balance at July 31, 2008	31,141	$61,919	$(21,051)	$(996)	$39,872

The accompanying notes are an integral part of these Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended July 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$(31,795)	$5,531	$(2,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,727	1,736	856
Amortization	1,574	1,656	1,140
Amortization of deferred loan costs	254	162	—
Provision for doubtful accounts	23,027	4,169	2,813
Write down of inventory	1,327	149	340
Stock-based compensation charge	1,529	554	539
Impairment of goodwill, other intangibles and long-lived assets	8,426	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(40,212)	(38,750)	(5,620)
Prepaid expenses and other assets	(9,133)	(3,293)	8,062
Accounts payable	20,574	11,051	1,251
Accrued liabilities and other	3,598	985	(1,079)

Net cash provided by (used in) operating activities	(18,104)	(16,050)	6,063
Cash Flows From Investing Activities
Purchase of property and equipment	(5,417)	(4,532)	(4,714)
Purchase of intangible assets	—	(4,453)	(28)
Sale of intangibles—customer contracts sold	—	756	—

Net cash used in investing activities	(5,417)	(8,229)	(4,742)
Cash Flows From Financing Activities
Repurchase of common stock	(209)	—	(2,310)
Credit line commitment fee	—	41	(530)
Proceeds from exercises of stock options	—	1,196	11
Short term borrowings	11,756	—	—
Decrease (increase) in restricted cash	10,457	6,660	(8,895)

Net cash provided by (used in) financing activities	22,004	7,897	(11,724)

Decrease in cash and cash equivalents	(1,517)	(16,382)	(10,403)
Cash and cash equivalents at beginning of year	6,559	22,941	33,344

Cash and cash equivalents at end of year	$5,042	$6,559	$22,941

Cash paid for:
Interest	$1,711	$891	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and per kWh amounts)

1. Nature of Business

        Commerce Energy Group, Inc., or Commerce, is a diversified independent energy marketer of electricity and natural gas. Commerce provides retail electricity and natural gas to its residential, commercial, industrial and institutional customers, and provides consulting and information services to energy-related organizations. Commerce is a holding company that operates through its wholly-owned operating subsidiaries: Commerce Energy, Inc., or Commerce Energy, and Skipping Stone Inc. or Skipping Stone. During the fourth quarter of fiscal 2008, the net assets of Skipping Stone were sold to our former management team for $39. The accounts of Skipping Stone are included in consolidated results up to the sale date of June 13, 2008. Skipping Stone accounted for less than 1% of revenue and 4% of operating costs. As used in these consolidated financial statements, the term the "Company" refers to Commerce and its wholly-owned subsidiaries.

        Commerce Energy provides electricity to its customers in the Texas, California, Pennsylvania, Maryland, Michigan and New Jersey electricity markets. Commerce Energy is licensed by the Federal Energy Regulatory Commission or FERC, as a power marketer. In addition to the states in which the Company currently operates, Commerce Energy is also licensed, certified, or otherwise qualified by applicable state agencies to supply retail electricity in Illinois, New York, Ohio and Virginia. Commerce Energy also provides natural gas to customers in California, Ohio, Florida, Nevada, Pennsylvania, Maryland and Georgia. Skipping Stone provided energy-related consulting services and information to utilities, generators, pipelines, wholesale merchants and investment banks.

        The Company's common stock trades on the American Stock Exchange under the symbol EGR.

2. Summary of Significant Accounting Policies

  Basis of Consolidation

        The Company's consolidated financial statements include its two wholly-owned operating subsidiaries: Commerce Energy and Skipping Stone (up to the sale date of June 13, 2008). All material inter-company balances and transactions have been eliminated in consolidation.

  Use of Estimates and Assumptions

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical experience as well as management's future expectations. As a result, actual results could materially differ from management's estimates and assumptions. The Company's management believes that its most critical estimates herein relate to accounting for derivative instruments and hedging activities, utility and independent system operator costs, allowance for doubtful accounts, net revenue and unbilled receivables, inventory valuation, customer acquisition costs, and legal matters.

  Restructuring

        In June 2008, the Company effected its' Company-wide restructuring plan, by eliminating approximately 26% of its workforce throughout the organization, exited its energy consulting business,

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

Skipping Stone, closed its Boston, Massachusetts and Houston, Texas offices, previously utilized primarily by Skipping Stone and significantly downsized its Irving, Texas office. Pre-tax cash and non-cash restructuring charges were $890 and were recorded in the fourth quarter of fiscal 2008.

  Reclassifications

        The Company has reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements to be consistent with the current fiscal year presentation.

  Revenue and Cost Recognition

        Energy sales are recognized as electricity and natural gas is delivered to the Company's customers.

        Direct energy costs, which are recognized concurrently with related energy sales, include the commodity cost of purchased electricity and natural gas, transportation and transmission costs associated with energy delivery, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Fees and charges from the Independent System Operators or ISOs, and the Local Distribution Companies or LDCs, are determined by the ISO or LDC based upon each day's system-wide activities. The Company estimates and accrues for these fees based on activity levels, preliminary settlements and other available information. Final determination and settlement of these charges may take from one to three months and they are adjusted when they become available. The Company's customers' billings may also include charges for the transmission and distribution of the commodity for which the utility is ultimately responsible and separately itemized taxes for which the customer is responsible. These amounts are excluded from the Company's net revenue. In Texas, the Company bills customers for transmission and distribution charges which Commerce is responsible for both collecting from the customers, and remitting to the utilities. As a result, these transmission and distribution charges are included in both revenue and direct energy costs.

        The Company's net revenue is comprised of the following:

	Fiscal Years Ended July 31,
	2008	2007	2006
Retail electricity sales	$325,256	$237,526	$177,752
Excess energy sales	—	1,535	7,627

Total electricity sales	325,256	239,061	185,379
Retail natural gas sales	134,545	126,028	61,701
APX settlement	—	6,525	—

Net revenue	$459,801	$371,614	$247,080

        Skipping Stone revenues, after inter-company eliminations, for the fiscal years ended July 31, 2008, 2007 and 2006 were $536, $899 and $1,462, respectively, representing less than 1% of total net revenue for each fiscal period.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

        Sales commission expense payable based on customer billings is recognized in the same period as the related revenue. Commission expense is recorded in selling and marketing expenses.

        Direct customer acquisition costs paid to third parties and directly related to specific new customers are deferred and amortized over the life of the initial customer contract, typically one year.

  Major Customers and Suppliers

        No individual customer accounted for ten percent or more of the Company's consolidated net revenue in fiscal 2008, 2007 or 2006.

        The Company utilizes a diversified selection of energy suppliers. In fiscal 2008, the Company had two significant suppliers, one of which accounted for 20%, and the other for 17%, of direct energy cost. The Company believes there are numerous other suppliers that could be substituted should these suppliers become unavailable or non-competitive.

  Operating Expenses

        Selling and marketing expenses consist principally of costs incurred for sales and marketing personnel, commissions and customer acquisition costs paid to third parties and promotional and advertising activities. Advertising costs are expensed as incurred and were $1,153, $1,184 and $479 for fiscal 2008, 2007 and 2006, respectively.

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

  Earnings (Loss) Per Common Share

        Income (loss) per common share—Basic has been computed by dividing net income (loss) available to common stockholders, after any preferred stock dividends, by the weighted average number of common shares outstanding during the fiscal year. Income (loss) per common share—Diluted has been computed by giving additional effect in the denominator to the dilution that would have occurred under the treasury stock and if-converted methods, as applicable, had outstanding stock options been exercised into additional common shares. For the fiscal years ended 2008 and 2006, assumed exercises or conversions have been excluded in computing the diluted loss per share since there were net losses for those fiscal years and their inclusion would have been anti-dilutive.

  Stock-Based Compensation

        Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments ("SFAS 123R") which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, be measured at fair value and expensed in the

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, using the modified prospective application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company recognized a pre-tax (tax effect minimal) charge associated with the expensing of stock options vested for fiscal 2008 of $466, which is included in general and administrative expenses. As of July 31, 2008, there was $13 of total unrecognized compensation cost related to the non-vested outstanding stock options, which is expected to be recognized over the period August 2008 through May 2010. For fiscal 2007, the Company recognized a pre-tax (tax effect minimal) charge associated with the expensing of stock options vested in the amount of $213. As of July 31, 2007, there was $66 of total unrecognized compensation costs related to the non-vested outstanding stock options.

        Stock-based awards have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with SFAS No. 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted under the minimum value method.

        The fair value of options granted is estimated on the date of grant based on the weighted-average assumptions in the table below. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of the grant with maturity dates approximately equal to the expected life at the grant date. The historical stock volatility of the Company's common stock is used as the basis for the volatility assumption.

	Fiscal Years Ended July 31,
	2008	2007	2006
Weighted-average risk-free interest rate	4.0%	4.8%	4.9%
Average expected life in years	3.0	3.8	4.9
Expected dividends	None	None	None
Volatility	77.9%	72.0%	77.2%

  Restricted Stock

        In fiscal 2008, the company granted 1,042 shares of restricted stock to its employees and directors. These restricted shares vest in accordance with the terms of various written agreements from July 2008 to July 2010. The total compensation cost recognized in fiscal year 2008 for the stock-based compensation awards was $1,063. As of July 31, 2008, the total unrecognized compensation cost relating to non-vested restricted stock was $383 and will be recognized over the period of August 1, 2008 through July 2010.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        Cash equivalents consist primarily of investments in highly rated liquid instruments (typically large money market mutual funds). The Company maintains its cash and cash equivalents with highly rated financial institutions, thereby minimizing any associated credit risks.

  Liquidity

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

        The Company has reported substantial losses in fiscal 2008 due primarily to bad debt expense totaling $23.0 million. In addition, the Company's Credit Facility at Wachovia, its Senior Notes and its Demand Note, both with AP Finance, each mature on December 22, 2008. Wachovia has notified the Company that it does not intend to extend the credit facility beyond December 22, 2008. It is anticipated that the Company will continue to require a credit facility of $20 to $25 million over the winter season for letters of credit to energy suppliers. Although the search for a replacement credit facility and financing to repay our Senior Notes and Demand Note continues, as of November 13, 2008, the Company does not have a firm commitment for a replacement credit facility or such financing. The unprecedented global credit crisis adds to the uncertainty of finding a replacement credit facility for letters of credit and for our other financing requirements. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

        On November 11, 2008, the Company entered into a letter agreement with Universal Energy Group, Ltd. ("Universal") pursuant to which the Company agreed to a period of exclusive negotiations through November 26, 2008 to conduct due diligence and reach agreement on a definitive agreement regarding a proposed transaction (the "Proposed Transaction"). Pursuant to the Proposed Transaction, Universal would purchase: (i) certain of the Company's assets (the "Purchased Assets") including, but not limited to, all customer contracts relating to the natural gas retailing business currently being conducted by the Company in Ohio, all customer contracts relating to the electricity retailing business currently being conducted by the Company in Pennsylvania, New Jersey, Maryland and Michigan, and all licenses related thereto; (ii) newly issued shares of the Company's common stock, amounting to 49% of the issued and outstanding shares of its common stock, after giving effect to such shares (the "Equity Investment"); and (iii) a warrant, (the "Warrant"), to acquire up to that number of additional newly issued shares of the Company's common stock (the "Warrant Shares") that, when taken together with the Equity Investment, would amount to 66 2/3% of the issued and outstanding shares of the Company's common stock as of the closing date of the Proposed Transaction, after giving effect to the Equity Investment and the Warrant Shares (assuming the Warrant is exercised in full on the closing date of the Proposed Transaction). The letter agreement contemplates that Universal will pay us an aggregate of $16.0 million in cash for the Purchased Assets, the Equity Investment and the Warrant. Additionally, the letter agreement provides that within 10 days of signing a definitive agreement relating to the Proposed Transaction contemplates that Universal would commit to provide or arrange for a replacement credit facility within 10 days of execution of a definitive agreement.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

        There cannot be any assurances that the Proposed Transaction will occur. To the extent that the Proposed Transaction with Universal or a transaction with another party does not occur on or prior to December 22, 2008, or we are unable to close a transaction which will replace the Credit Facility and the Senior Notes and the Demand Note, or we are unable to restructure the terms of the Credit Facility, the Senior Notes and the Demand Note, there is substantial doubt about our ability to continue as a going concern.

  Accounts Receivable

        The Company's accounts receivable consist of billed and unbilled receivables from customers. The Company's customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electricity and natural gas delivered to customers as of the end of the period but not yet billed. Unbilled receivables are estimated by the Company based on the number of units of electricity and natural gas delivered but not yet billed, multiplied by the current customer average sales price per unit.

  Credit Risk and Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts, which represents management's estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts, historical experience, account aging and other currently available information (see Note 10).

        Except for the Texas receivables which are part of ERCOT, the Company's exposure to credit risk concentration is limited primarily to those local utilities that collect and remit receivables on a daily basis, from the Company's individually insignificant and geographically dispersed customers. The Company regularly monitors the financial condition of each such local utility and currently believes that its susceptibility to any individually significant write-offs as a result of concentrations of customer accounts receivable with those local utilities is remote.

        Our ERCOT receivables are billed and collected by the Company. The Company bears the credit risk on these accounts and records appropriate bad debt expense to reflect any losses due to no-payment by customers.

  Inventory

        Inventory represents natural gas in storage and is stated at the lower of weighted average cost or market.

  Deferred Income Taxes

        Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary timing differences between tax and financial statement reporting. During fiscal 2008, 2007 and 2006, the Company established valuation allowances to reserve its net deferred tax assets, as management believes it is not certain that the Company will realize the tax benefits in the foreseeable future.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

  Comprehensive Income (Loss)

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from certain transactions and other events and circumstances and is comprised of net income and other comprehensive income (loss).

        The components of comprehensive income (loss) are as follows:

	Fiscal Years Ended
	2008	2007	2006
Net income (loss)	$(31,795)	$5,531	$(2,239)
Changes in fair value of cash flow hedges	(173)	(3,094)	2,271

Comprehensive income	$(31,968)	$2,437	$32

        Accumulated other comprehensive income (loss) included in stockholders' equity totaled $(996) and $(823) at July 31, 2008 and July 31, 2007, respectively.

  Restricted Cash and Energy Deposits

        Cash and cash equivalents, which the Company currently cannot access, are pledged as collateral for energy purchase obligations or as required under the Company's credit facility (see Note 5). The Company also has energy deposits pledged as collateral with suppliers for certain purchase obligations. They are classified as current or long-term depending on the duration and nature of the deposit requirement.

  Property and Equipment

        Property and equipment are recorded at cost. Maintenance and repairs which do not extend the useful life of the related property or equipment are charged to operations as incurred. Depreciation of property and equipment has been computed using the straight-line method over estimated economic useful lives of three to five years. These expenses are included in the Company's operating expenses.

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

  Goodwill

        Goodwill represents the excess of the acquisition cost over the net assets acquired. Certain assets of ACN Utilities, Inc. or ACN were acquired in fiscal 2005. In fiscal 2007, certain assets of Houston Energy Company, LLC, or HESCO, were also acquired (see Note 3).

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized but is subject to periodic impairment testing. For the goodwill related to the Skipping Stone and ACN acquisitions, the Company initially retained independent outside valuation specialists to value the initial intangible assets associated with the acquisitions. The resulting goodwill was reevaluated each year at the acquisition's anniversary and it was determined that no impairments have occurred.

        In January 2007, the Company divested approximately 7,000 of its natural gas customers in Georgia and New York markets resulting in reductions in goodwill of $554, and other intangibles of $201.

        During the third quarter of fiscal 2008, it was concluded that the services provided by Skipping Stone Inc. were either not required or could be obtained at a much lower cost from third-party vendors. As of April 30, 2008, Skipping Stone's intangibles consisted of a Customer List and a Website with a carrying value of $835. The goodwill allocated from the purchase of Skipping Stone was $588 which, when added to the intangibles, accounts for a total impairment loss of $1,423.

        During the fourth quarter of fiscal 2008, the Company completed a second impairment analysis of goodwill. The decline in the Company's common stock price and valuations on completed and proposed asset sales triggered the review. The Company concluded that all the remaining goodwill was impaired and recorded a goodwill impairment loss of $3,659.

        Goodwill activity is set forth below:

Goodwill
Balance at July 31, 2006	$4,801
Sale of natural gas customers	(554)

Balance at July 31, 2007	$4,247
Impairment of Skipping Stone	(588)
Impairment of remaining goodwill	(3,659)

Balance at July 31, 2008	$—

  Other Intangible Assets

        Direct costs incurred in acquiring intangible assets have been capitalized. Intangible assets represent the Company's 1-800-Electric telephone number, rights to internet domain names, and certain assets acquired as part of the Skipping Stone, ACN and HESCO acquisitions, including customer lists, software and other intangibles. Each intangible asset is being or has been amortized over the shorter of its contractual or estimated economic useful life, which collectively range from two years to indefinite lives in the case of operating licenses.

        Due to the divestiture of natural gas customers as noted above in Goodwill, other intangibles were reduced by $201.

        Due to the impairment of Skipping Stone, as noted above in Goodwill, intangibles were reduced by $835.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

        Aggregate amortization expense for these intangible assets was $1,574, $1,656 and $1,112 for fiscal 2008, 2007 and 2006, respectively. Other intangible assets are as follows:

		Fiscal Year Ended July 31, 2008
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	3 - 15	$5,504	$3,092	$2,412
Software	2 - 5	1,810	1,585	225
Licenses	Indefinite	759	—	759
Other intangibles	1 - 20	1,828	1,248	580

		$9,901	$5,925	$3,976

		Fiscal Year Ended July 31, 2007
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	3 - 15	$6,340	$1,800	$4,540
Software	2 - 5	1,810	1,435	375
Licenses	Indefinite	759	—	759
Other intangibles	1 - 20	1,828	1,117	711

		$10,737	$4,352	$6,385

        The future aggregate amortization expense for intangibles is as follows:

Fiscal Year Ending July 31,
2009	$1,317
2010	1,241
2011	238
2012	52
2013 and beyond	369

$3,217

  Impairment of Long-Lived Assets

        Management evaluates each of the Company's long-lived assets for impairment by comparing the related estimated future cash flows, on an undiscounted basis, to its net book value. If impairment is indicated, the net book value is reduced to an amount equal to the estimated future cash flows, on an appropriately discounted basis. (See Note 12)

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

  Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial instruments are reflected in the accompanying consolidated balance sheets at cost, which is considered by management to approximate their fair values due to their very short-term nature.

  Segment Reporting

        The Company's chief operating decision-makers work together to allocate resources and assess the performance of the Company's business. These members of senior management currently manage the Company's business, assess its performance, and allocate its resources as the single operating segment of energy retailing. Skipping Stone Inc.'s, the Company's energy consulting business, revenue, net of inter-company eliminations, accounted for less than 1% of total net revenue during fiscal 2008, 2007 and 2006, and geographic information is not material. As of June 13, 2008, the Company divested itself of Skipping Stone Inc. (see Note 1).

  Accounting for Derivatives Instruments and Hedging Activities

        The Company's activities expose it to a variety of market risks, principally from fluctuating commodity prices. Management has established risk management policies and procedures designed to reduce the potentially adverse effects that the price volatility of these markets may have on its operating results. The Company's risk management activities, including the use of derivative instruments such as forward physical delivery contracts and financial swaps, options and futures contracts, are subject to the management, direction and control of an internal risk oversight committee. The Company maintains commodity price risk management strategies that use these derivative instruments, within approved risk tolerances, to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility.

        Supplying electricity and natural gas to retail customers requires the Company to match customers' projected demand with long-term and short-term commodity purchases. The Company purchases substantially all of its power and natural gas utilizing forward physical delivery contracts. These physical delivery contracts are defined as commodity derivative contracts under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Using the exemption available for qualifying contracts under SFAS No. 133, the Company applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, the Company records revenue generated from customer sales as energy is delivered to retail customers and the related energy under the forward physical delivery contracts is recorded as direct energy costs as received from suppliers.

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

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

        The amounts recorded in Accumulated OCI at July 31, 2008 and July 31, 2007 related to cash flow hedges are summarized in the following table:

	July 31, 2008	July 31, 2007
Current assets	$—	$—
Current liabilities	(998)	(671)
Deferred gains/(losses)	—	(152)
Hedge ineffectiveness	2	—

Accumulated other comprehensive income/(loss)	$(996)	$(823)

        Certain financial derivative instruments (such as swaps, options and futures), designated as fair-value hedges, economic hedges or as speculative, do not qualify or meet the requirements for normal purchase, normal sale accounting treatment or cash flow hedge accounting and are recorded currently in operating income or loss and as a current or long-term derivative asset or liability depending on their term. The subsequent changes in the fair value of these contracts may result in operating income or loss volatility as the fair value of the changes are recorded on a net basis in direct energy cost in the consolidated statements of operations for each fiscal period. At July 31, 2008 and 2007, the impact of financial derivatives accounted for as mark-to-market resulted in expense of $477 and $260, respectively, and resulted primarily from economic hedging related to the Company's natural gas portfolio. The notional value of all derivatives accounted for as mark-to-market that was outstanding at July 31, 2008 was $6,137.

        As of July 31, 2008, the Company had no derivative assets included in Prepaid expenses and other, and $998 of total derivative liabilities included in Accrued liabilities.

  Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The Company adopted FIN 48 during the first quarter of the fiscal 2008, and the adoption had no impact on its financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this statement may have on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

2. Summary of Significant Accounting Policies (Continued)

disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this statement may have on its financial statements.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, "Business Combinations," and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the provisions of FAS No. 141(R) and FAS No. 160.

        In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133." This statement requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This Standard is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating these provisions. In evaluating FASB No. 161, it was determined that its adoption will have no impact on the Company's financial statements, requiring only further disclosure.

3. Acquisitions

  Houston Energy Services Company, LLC

        Effective September 1, 2006, the Company acquired from Houston Energy Services Company, L.L.C., or HESCO, certain assets consisting principally of contracts with end-use customers in California, Florida, Nevada, Kentucky, and Texas consuming approximately 12 billion cubic feet of natural gas annually. The acquisition price of approximately $4.1 million in cash and $0.2 million in assumption of liabilities was allocated to customer contracts and is being amortized over an estimated life of four years.

4. Contingencies

  California Refund Cases

        During 2000 and 2001, we bought, sold and scheduled power in the California wholesale energy markets through the markets and services of APX, Inc., or APX. As a result of a complaint filed at the Federal Energy Regulatory Commission, or FERC, by San Diego Gas & Electric Co. in August 2000 and a line of subsequent FERC orders, we became involved in proceedings at FERC related to sales and schedules in the California Power Exchange, or CPX, and the California Independent System Operator, or CAISO, markets. We refer to these proceedings as the California Refund Cases. The APX

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

4. Contingencies (Continued)

Settlement, described below, is a part of that proceeding relating to APX's involvement in those markets.

        On January 5, 2007, APX, we and certain other parties signed an APX Settlement and Release of Claims Agreement, or the APX Settlement Agreement, which among other things, established a mechanism for allocating refunds owed to APX and resolved certain other matters and claims related to APX's participation in the PX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. Under the APX Settlement Agreement, Commerce and certain other parties were entitled to receive payments from APX, with Commerce expected to receive up to approximately $6.5 million. In April 2007, we received a payment of $5.1 million and in August 2007 we received the remaining settlement payment of $1.4 million.

        Certain aspects of the California Refund Cases which may affect the Company remain pending. The Company cannot at this time predict whether, or to what extent, these proceedings will have an impact on its financial results. See Note 15 herein.

5. Credit Facility and Supply Agreements

  Wachovia Capital Finance Corporation (Western)

        In June 2006, Commerce entered into a Loan and Security Agreement, or the Credit Facility, with Wachovia Capital Finance (Western), as Agent and Lender, or Wachovia and the lenders from time to time a party thereto, or Lenders. The Credit Facility, as amended, provides for borrowings up to $45.0 million. The three-year Credit Facility is secured by substantially all of the Company's assets and provides for issuance of letters of credit and for revolving credit loans, which we may use for working capital and general corporate purposes. The availability of letters of credit and loans under the Credit Facility is currently limited by a calculated borrowing base consisting of certain of the Company's receivables and natural gas inventories. As of July 31, 2008, letters of credit issued under the Credit Facility totaled $31.7 million, with outstanding borrowings of $11.8 million. Currently, fees for letters of credit issued range from 5.50 to 5.75 percent per annum. We also pay an unused line fee equal to 0.375 percent of the unutilized credit line. Generally, outstanding borrowings under the Credit Facility are priced at a domestic bank rate plus 4.25 percent.

        The Credit Facility contains typical covenants, subject to specific exceptions, restricting the Company from: (i) incurring additional indebtedness; (ii) granting certain liens; (iii) disposing of certain assets; (iv) making certain restricted payments; (v) entering into certain other agreements; and (vi) making certain investments. The Credit Facility also restricts the Company's ability to pay cash dividends on its common stock; restricts Commerce from making cash dividends to the Company without the consent of the Agent and the Lenders and limits the amount of the Company's annual capital expenditures.

        From September 2006 through September 2007, the Company and Commerce Energy entered into five amendments and a modification to the Loan and Security Agreement with the Agent and Lenders, several of which involved waivers of prior or existing instances of covenant non-compliance relating to the maintenance of Eligible Cash Collateral, capital expenditures and notification requirements (First Amendment), maintenance and deferral of prospective compliance, of minimum Fixed Charge Coverage Rates and maintenance of the minimum Excess Availability Ratio (Second and Third

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

5. Credit Facility and Supply Agreements (Continued)

Amendments). In addition, in the First Amendment, the Agent and Lender agreed to certain prospective waivers of covenants in the Credit Facility to enable Commerce to consummate the HESCO acquisition of customers. In the Fourth Amendment, the amount allowable under the Credit Facility's capital expenditures covenant was increased to $6.0 million for fiscal 2007 and $5.0 million for subsequent fiscal years. In the Second, Third and Fifth Amendment and in the Modification Agreement, each addressed reducing and/or restructuring the Excess Availability covenant in the Credit Facility to accommodate Commerce's business. In the Modification Agreement, the Agent and the Lenders also permitted Commerce for a period from September 20, 2007 to October 5, 2007 to exceed its Gross Borrowing Base, as defined in the Agreement.

        The Sixth Amendment executed on November 16, 2007, adjusted the required excess availability required at all times to $2.5 million until July 1, 2008 at which time it became $10.0 million. It also eliminated the eligible cash collateral covenant which previously required keeping $10.0 million cash on deposit. The Sixth Amendment revised the fixed charge coverage ratio, added minimum EBITDA requirements and extended the maturity of the Credit Facility from June 2009 to June 2010.

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

        On May 23, 2008, Commerce entered into an Assignment and Acceptance Agreement whereby the CIT Group/Business Credit, Inc. or CIT assigned all of its rights and obligations of the Credit Facility to Wells Fargo Foothill, LLC or Wells Fargo subject to the terms and conditions set forth in the Credit Facility.

        The Eighth Amendment was executed on June 11, 2008. The Eighth Amendment amended certain terms of the Credit Facility and waived certain covenant defaults relating to the minimum EBITDA

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

5. Credit Facility and Supply Agreements (Continued)

covenant for the nine months ending April 30, 2008 and the Fixed Charge Coverage Ratio covenant for the twelve months ending April 30, 2008. Pursuant to the Eighth Amendment, the Company and the Lenders also agreed that the Company would terminate the Credit Facility on or before November 1, 2008.

        The Eighth Amendment increased the pricing terms of the Credit Facility so that borrowings under it are priced at a domestic bank rate plus 2.25 percent or LIBOR plus 4.75 percent per annum. Letters of credit fees ranged from 3.50 to 3.75 percent per annum, depending on the level of excess availability. In addition, the Eighth Amendment eliminated the EBITDA covenant for the twelve months ending July 31, 2008 and, based on projections delivered to the Agent by the Company, the Agent will reasonably establish levels for the EBITDA and Fixed Charge Coverage Ratio covenants for each period beginning on August 1, 2008 and ending on the last date of each October, January, April and July during each fiscal year, of not less than $0.5 million per month and 1:1, respectively. The definition of Excess Availability also was amended to reflect any other subordinated loans or lines of credit arranged by the Company which are approved by the Agent and the increase in excess availability from $2.5 million to $10.0 million was deferred until November 1, 2008. Further, the definition of the borrowing base was amended to tie the amount of the borrowing base to the sum of all collections received during a 30-day period and the percentage of eligible unbilled accounts to be included in the borrowing base was capped at 65%. Additionally, the Eighth Amendment requires weekly measurements of liquidity and eliminated the early termination fee while replacing it with a service fee that will be no less than $0.14 million for the term.

        The Ninth Amendment, executed on July 21, 2008, revised several provisions of the Credit Facility, including, without limitation, (i) certain financial covenants, (ii) the definition of Borrowing Base and (iii) the revolving loan limit amount. Pursuant to the Ninth Amendment, Commerce was not required to comply with Excess Availability financial covenants for up to five days per calendar month upon written notice to Agent. In addition, the Compliance with liquidity forecast requirements were amended and restated in their entirety. The definition of Borrowing Base was amended to include in the calculation the sum of all collections received on Accounts of Borrowers during the immediately preceding forty-five (45) days rather than the immediately preceding thirty (30) days. Additionally, under the Ninth Amendment, the Revolving Loan Limit was amended from $50.0 million to $45.0 million. Under the terms of the Ninth Amendment, Commerce acknowledged and agreed that it would terminate the Credit Facility on or before October 1, 2008 and also acknowledged and agreed to obtain subordinated financing of no less than $10.0 million on or before July 25, 2008.

        The Tenth Amendment, executed on July 25, 2008, provided for a waiver of an Event of Default arising as a result of the failure of Commerce to obtain, on or before July 25, 2008, subordinated financing of at least $10.0 million, and revised several provisions of the Credit Facility, including, without limitation, reducing the Letter of Credit Limit and the aggregate outstanding principal amount of Loans. Pursuant to the Tenth Amendment, the Letter of Credit Limit was reduced from $45.0 million to $35.5 million. In addition, the aggregate principal amount of Loans that may be outstanding were reduced to $7.0 million as of the close of business on August 7, 2008 and to zero as of the close of business on August 15, 2008. The Revolving Loan Limit will remain at $45.0 million and the amount of Loans that may be outstanding may be increased after August 15, 2008 if the additional financing referred to below is obtained. Under the terms of the Tenth Amendment, Commerce agreed

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

5. Credit Facility and Supply Agreements (Continued)

to obtain additional financing on or before the close of business on August 18, 2008 of (i) no less than $15.0 million or (ii) no less than $10.0 million and an additional payment deferral from a supplier equal to the difference between $15.0 million and the amount of the additional financing. In addition, Commerce agreed to provide additional reporting to the Agent and to use its good faith efforts to deliver a Letter of Intent, no later than August 7, 2008, from a private investor, a major commodity bank or other person to provide additional financing to Commerce.

        Additional updated information is located in Note 17. Subsequent Events.

  Tenaska Power Services Co.

        In August 2005, the Company entered into several agreements with Tenaska Power Services Co., or Tenaska, for the supply of the majority of Commerce's wholesale electricity supply needs in Texas, utilizing commercially standard master purchase and sale, lockbox control, security and guaranty agreements. The Company's Texas customers pay into a designated account that is used to pay Tenaska for the electricity. Tenaska also extends credit to the Company to buy wholesale electricity supply secured by funds pledged by the Company in the lockbox, its related accounts receivables and customers contracts. The Company entered into a guaranty agreement, pursuant to which it, as the parent company of Commerce, unconditionally guaranteed to Tenaska full and prompt payment of all indebtedness and obligations owed to Tenaska.

        On April 16, 2008, Commerce entered into a Release Agreement with Tenaska and Wachovia, or the Release Agreement, pursuant to which Tenaska released and terminated (1) any and all of its security interests in the assets and property of Commerce including without limitation the collateral provided under a security agreement in place between Commerce and Tenaska and (2) all of its rights, remedies and interests with respect to a lockbox account established for the deposit of revenues received from Commerce's electricity end-use customers in Texas. Tenaska's release and termination of these rights and interests was conditioned upon the receipt of a standby letter of credit issued to Wachovia in favor of Tenaska in the amount of $7.0 million as well as 3.0 million cash collateral, both given in substitution of the collateral previously provided under the security agreement between Commerce and Tenaska. On April 18, 2008 Tenaska agreed to accept a letter of credit in the amount of $10.0 million in lieu of the above.

        Additional updated information is located in Note 17. Subsequent Events.

  Pacific Summit Energy LLC

        In September 2006, the Company entered into several agreements with Pacific Summit LLC, or Pacific Summit, for the supply of natural gas to serve end-use customers that we acquired in connection with the HESCO acquisition, utilizing operating, lockbox control and security agreements. Under these agreements, these customers remit payments into the lockbox used to pay Pacific Summit for natural gas supplies. Pacific Summit also extends credit to the Company to buy wholesale natural gas supplies, secured by funds pledged by the Company in the lockbox, its related accounts receivable and a $3.5 million letter of credit. At July 31, 2008, Pacific Summit had extended approximately $9.5 million of trade credit to the Company under this arrangement.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

6. Market and Regulatory

        The Company currently serves electricity and natural gas customers in 10 states, operating within the jurisdictional territory of 23 different local utilities. Although regulatory requirements are determined at the individual state, and administered and monitored by the Public Utility Commission, or PUC, of each state, operating rules and rate filings for each utility are unique. Accordingly, the Company generally treats each utility distribution territory as a distinct market. Among other things, tariff filings by local distribution companies, or LDCs, for changes in their allowed billing rate to customers in the markets in which the Company operates, significantly impact the viability of the Company's sales and marketing plans, and its overall operating and financial results.

  Electricity

        Currently, the Company sells electricity in 12 LDC markets within the 6 states of California, Pennsylvania, Michigan, Maryland, New Jersey and Texas.

        On April 1, 1998, the Company began supplying customers in California with electricity as an Electric Service Provider, or ESP, under Direct Access, (or "DA"), rules. On September 20, 2001, the California Public Utility Commission, or CPUC, issued a ruling suspending the right of Direct Access. This suspension, although permitting the Company to keep current direct access customers and to solicit direct access customers served by other ESPs, prohibits the Company from soliciting new non-DA customers indefinitely.

        In California, the FERC and other regulatory and judicial bodies continue to examine the behavior of market participants during the California Energy Crisis of 2000 and 2001 and to recalculate what market clearing prices should have or might have been under alternative scenarios of behavior by market participants (see Note 15).

        There are no current rate cases or filings in the other states that are anticipated to impact the Company's financial results.

  Natural Gas

        Currently, the Company actively markets natural gas in 14 LDC markets within the seven states of California, Georgia, Maryland, Florida, Nevada, Ohio and Pennsylvania.

7. Interest Income and Expense

        Interest income was $507, $1,296 and $1,140 in fiscal 2008, 2007 and 2006, respectively. Interest expense was $1,968 and $1,053 in fiscal 2008 and 2007, respectively, due primarily to the classification of a variety of fees, including letter of credit costs related to the Company's credit facility.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

8. Income Taxes

        The provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2008	2007	2006
Current income taxes:
Federal	$—	$101	$—
State	—	21	—

Total	—	122	—

Deferred income taxes:
Federal	—	—	—
State	—	—	—

Total	—	—	—

Provision for income taxes	$—	$122	$—

        The prior year provision was a result of the application of Alternative Minimum Tax on that portion of our tax basis income that statutorily cannot be offset by tax loss carryforwards.

        A reconciliation of the federal statutory income tax rates to the Company's effective income tax rates follows:

	Fiscal Years Ended July 31,
	2008	2007	2006
Federal statutory income tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal benefit	—	2.9	—
Increase (decrease) in valuation allowance	34.5	(37.0)	30.6
Permanent item	.5	(.9)	—
Tax-exempt interest	—	—	6.2
Other	—	2.2	(1.8)

Effective income tax rate	—%	2.2%	—%

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

8. Income Taxes (Continued)

        Deferred income taxes were as follows:

	July 31,
	2008	2007
Deferred income tax assets:
Stock options	$1,160	$760
Reserves and accruals	484	1,031
Net operating loss carryforwards	4,800	5,293
Allowance for doubtful accounts	12,320	1,991
Reserve for impairment	3,151	—
Capital losses	734	730
Unrealized losses	2,522	2,529
AMT tax credit	366	348

Total deferred income tax assets	25,537	12,682
Valuation allowance	(20,484)	(8,647)

Total deferred income tax assets, net	5,053	4,035

Deferred tax liabilities:
Depreciation and amortization	(3,199)	(2,832)
State income taxes	(1,805)	(738)
Acquired intangibles	(49)	(465)

Total deferred income tax liabilities	(5,053)	(4,035)

Net deferred income tax asset	$—	$—

        A valuation allowance increase equal to the net deferred tax asset, has been provided as management believes it is more likely than not that the Company will not realize the benefits of the remaining net deferred tax asset at July 31, 2008. The effective increase in the valuation allowance for the fiscal year 2008 was $11,837.

        At July 31, 2008 the Company had net operating loss carryforwards of approximately $9,851 and $13,518 for federal and state income tax purposes, respectively, that begin to expire in years 2018 and 2009, respectively. Of these losses, $538 of the federal net operating loss carryforwards are subject to an annual limitation due to the "change of ownership" provision of the Tax Reform Act of 1986. As a result of this annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The Company has also incurred capital losses of $1,632 which are available to offset capital gains generated by the Company. These losses begin to expire in 2009.

        The Company has established valuation allowances to reserve its net deferred tax assets due to the uncertainty that the Company will realize the related tax benefits in the foreseeable future. At July 31, 2008, the Company had net operating loss carryforwards of approximately $9.9 million and $13.5 million for federal and state income tax purposes, respectively.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

8. Income Taxes (Continued)

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

        The Company may be audited by applicable federal and various state taxing authorities in which the Company previously filed tax returns beginning with fiscal 2004:

Jurisdictions	Tax Years
Federal	2004-2007
California	2003-2007
Florida	2005-2007
Maryland	2004-2007
Massachusetts	2004-2007
Michigan	2003-2007
Missouri	2004-2007
New Jersey	2003-2007
New York	2004-2007
Ohio	2004-2007
Pennsylvania	2004-2007
Texas	2003-2007
Virginia	2004-2007
Wisconsin	2006-2007
Georgia	2006-2007
Kentucky	2006-2007
City of Philadelphia	2004-2007

        However, because the Company had net operating losses and credits carried forward in several of the jurisdictions including federal and California, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

9. Income (Loss) Per Common Share

        Income (loss) per common share has been computed as follows:

	Fiscal Years Ended July 31,
	2008	2007	2006
Numerator:
Net income (loss)	$(31,795)	$5,531	$(2,239)

Net income (loss)—Basic and Diluted	$(31,795)	$5,531	$(2,239)

Denominator:
Weighted-average outstanding common shares—Basic	30,636	29,906	30,419
Weighted-average of all diluted stock options after repurchase	—	138	—

Weighted-average outstanding common shares—Diluted	30,636	30,044	30,419

        For fiscal 2008, 2007 and 2006, there were 6,034, 6,983 and 7,744, respectively, of common shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

9. Income (Loss) Per Common Share (Continued)

share because the effect of their inclusion would have been anti-dilutive. For fiscal 2008 and 2006, assumed in-the-money stock option exercises have been excluded in computing the diluted loss per share as there was a net loss. Their inclusion would reduce the loss per share and be anti-dilutive. If the assumed exercises had been used, fully diluted shares outstanding for fiscal 2008 and 2006 would have been 30,737 and 30,594, respectively.

10. Accounts Receivable, Net

        Accounts receivable, net, is comprised of the following:

	July 31,
	2008	2007
Billed	$79,452	$44,693
Unbilled	30,342	24,963

	109,794	69,656
Less allowance for doubtful accounts	(27,378)	(4,425)

Accounts receivable, net	$82,416	$65,231

        The following schedules set forth the activity in the Company's allowance for doubtful accounts for the reported periods:

	Fiscal Years Ended July 31,
	2008	2007	2006
Balance, beginning of year	$4,425	$4,500	$5,498
Provisions charged to operations	23,027	4,169	2,813
Write-offs	(74)	(4,244)	(3,811)

Balance, end of year	$27,378	$4,425	$4,500

        The Company has granted security interests in its Michigan, Texas and certain commercial and industrial (primarily in Florida and California) accounts receivable as security for payment of energy purchases. All the remaining accounts receivable are pledged under the Company's $45 million credit facility (see Note 5).

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

11. Restricted Cash and Energy Deposits

        The Company has short-term and long-term cash and energy deposits related to cash deposited as collateral to secure performance, or outstanding letters of credit under energy purchase contracts as follows:

	July 31,
	2008	2007
Short-term
Energy deposits pledged as collateral to secure the purchase of energy	$7,475	$2,447

Total energy deposits	$7,475	$2,447

        Energy deposits pledged short-term are included in Prepaid expenses and other current assets.

	July 31,
	2008	2007
Long-term
Restricted cash investments pledged as collateral for letters of credit to secure the purchase of energy and operating performance	$—	$10,457
Energy deposits pledged as collateral to secure the purchase of energy	1,456	1,025

Total restricted cash, cash equivalents and energy deposits	$1,456	$11,482

        Long-term Energy deposits pledged as collateral are included in Deposits and other assets.

        The Company had $31,697 and $19,334 in outstanding letters of credit at July 31, 2008 and 2007, respectively, (Note 5).

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

12. Property and Equipment, Net

        Property and equipment, net, is comprised of the following:

	July 31,
	2008	2007
Information technology equipment, systems and software	$13,807	$11,662
Office furniture and equipment	561	1,342
Renewable energy assets	249	249
Leasehold improvements	381	317

	14,998	13,570
Less: accumulated depreciation	(7,899)	(6,145)

Property and equipment, net	7,099	7,425
Projects in progress (primarily technology systems and software)	910	1,237

Total fixed assets	$8,009	$8,662

        In the fourth quarter of fiscal 2008, we examined numerous software projects that were either completed or in process. We found that the software did not deliver the functionality as originally planned or that it still was not providing the required controls and reporting. After a review of the software and its planned use in the future, we concluded that software with an unamortized value of $3.3 million had no further use for the Company. Accordingly, we recorded a $3.3 million write down in the fourth quarter to reduce the carrying value of the subject software to zero.

13. Accrued Liabilities

        Current accrued liabilities are comprised of the following:

	July 31,
	2008	2007
Accrued legal expense	$201	$677
Energy taxes payable	4,285	1,319
Accrued energy related fees	1,493	843
Accrued compensation related expenses	1,269	2,455
Accrued audit fees	347	405
Other	4,306	2,431

Total accrued liabilities	$11,901	$8,130

14. Stock Options

        Stock options granted after December 1999 will expire in September 2008 through July 2015.

        The Company's 1999 Equity Incentive Plan or 1999 Plan, which was approved by the Company's stockholders, initially provided for the granting of up to 7,000 shares of Common Stock. In addition, the Company's Board of Directors has from time to time made individual grants of warrants or options outside the 1999 Plan. In January 2006, the Company's stockholders approved the 2006 Stock Incentive Plan or SIP, which provides for the issuance of no more than 1,453 shares of Common Stock. In

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

14. Stock Options (Continued)

connection with the adoption of the SIP, the Company has determined not to make any additional awards under the 1999 Plan. On March 17, 2008, the Fallquist Incentive Plan was approved by the Board of Directors and the awards were issued without stockholder approval under an exemption from an American Stock Exchange rule. The option and the restricted shares were issued outside the SIP plan to Mr. Fallquist, Chief Operating Officer, because there were not a sufficient number of shares of Common Stock remaining in the SIP.

        In June 2008, the shareholders approved, in a special meeting of the stockholders, an amendment to, and a restatement of, the SIP to increase the number of shares of Common Stock that may be issued or transferred pursuant to awards granted by 800 shares, from 1,453 to 2,253 shares of Common Stock.

        At July 31, 2008, the Company had stock options, unexercised and outstanding, that were granted under the 1999 Plan of 2,756 shares, SIP (including Amended and Restated SIP) of 553 shares and 2,725 shares outside the plan, respectively.

        Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Exercise Price per Share	Weighted- Average Exercise Price	Weighted- Average Fair Value of Common Stock	Aggregate Intrinsic Value
Balance at July 31, 2005	8,872	$0.05 - $3.75	$2.24
Options granted(1)	570	1.17 - 1.80	1.65	$1.65
Options exercised	(221)	0.05	0.05
Options forfeited	(50)	3.50	3.50
Options expired	(1,427)	1.00 - 2.08	1.91

Balance at July 31, 2006	7,744	$1.00 - $3.75	$2.32		$51

Options granted(2)	45	2.56	2.56	$2.56
Options exercised	(535)	1.86 - 2.75	2.24
Options cancelled	(171)	1.68 - 3.75	2.59
Options expired	(100)	2.50	2.50

Balance at July 31, 2007	6,983	$1.00 - $3.75	$2.33		$654

Options granted(2)	578	1.05 - 1.26	1.17	$1.17
Options forfeited	(45)	2.56	2.56
Options cancelled	(900)	1.80 - 2.75	2.21
Options expired	(582)	2.50 - 2.75	2.73

Balance at July 31, 2008	6,034	$1.00 - $3.75	$2.19		$14

(1)
150 options were granted with exercise prices equal to, and 420 options were granted with exercise prices greater than, the fair value of the Common Stock at respective dates of grant.

(2)
Options were granted with exercise price equal to the fair value of the Common Stock at the date of grant.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

14. Stock Options (Continued)

        The weighted average characteristics of stock options outstanding as of July 31, 2008 were as follows:

Range of Exercise Prices	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Shares Exercisable	Weighted Average Exercise Price
From $1.00 to $1.92	2,276	4.3	2,256	$1.65
From $2.08 to $2.08	412	6.4	412	2.08
From $2.50 to $3.75	3,346	1.6	3,346	2.58

Total	6,034	3.0	6,014	$2.20

        During July 2005, the Company accelerated the vesting of 1,300 out-of-the-money options to reduce expected future reported expense under FASB Statement No. 123R "Share-Based Payments".

15. Commitments and Contingencies

  Commitments

  Employment Contract Commitments

  Gregory L. Craig, Chairman and Chief Executive Officer

        On February 20, 2008, the Board appointed Gregory L. Craig as the Company's Chairman of the Board, Chief Executive Officer and a Class III Director. Pursuant to an employment agreement with Mr. Craig dated February 20, 2008, (the "Employment Agreement"), Mr. Craig will receive an annual base salary of $450 and is eligible to participate in all executive bonus and compensation plans of the Company, including the Bonus Program. In connection with his employment, Mr. Craig was granted on February 20, 2008 a non-qualified stock option to purchase 250 shares of Common Stock (the "Option") at an exercise price equal to $1.26 per share, equal to 100% of the fair market value of a share of Common Stock on the date of grant, as defined in the 2006 Stock Incentive Plan. The Option was fully vested on the date of grant. Mr. Craig also was awarded on February 20, 2008, 500 shares of restricted stock, 300 shares of which vested on the date of the award, with the remaining 200 shares vesting in two equal installments of 100 shares each on the next two anniversary dates of the award. The Employment Agreement has no specific term and is subject to termination by either the Company or Mr. Craig without cause upon 60 days written notice.

        In the event of a change in control (as defined in the Employment Agreement), Mr. Craig will be entitled to receive a sale bonus in an amount equal to two percent (2%) of the amount by which the Company's market capitalization on the date of the Change of Control, as defined in the Employment Agreement, exceeds $91 million.

        The Employment Agreement provides that if Mr. Craig is terminated without cause or if he resigns for good reason, Mr. Craig will be entitled to a severance payment equal to one year of his then current base salary payable over a 12-month period, plus one year continued vesting of outstanding unvested stock options and restricted stock. In the event of a Change of Control of the Company, Mr. Craig may resign for Good Reason, as defined in the Employment Agreement. Finally, in accordance with the Employment Agreement, the Company entered into an indemnification agreement with Mr. Craig.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

15. Commitments and Contingencies (Continued)

  Michael J. Fallquist, Chief Operating Officer

        On March 7, 2008, the Board appointed Michael J. Fallquist as the Chief Operating Officer of the Company, effective March 10, 2008. Pursuant to an employment agreement with Mr. Fallquist dated March 10, 2008 (the "Fallquist Employment Agreement"), Mr. Fallquist will receive an annual base salary of $225 and is eligible to participate in all bonus plans applicable to senior executive officers established by the Board, including the existing Bonus Program. Effective June 27, 2008, Mr. Fallquist's base compensation was increased to $275 per year. The Employment Agreement has no specific term and is subject to termination by either the Company or Mr. Fallquist without cause upon 60 days written notice.

        In connection with his employment, on March 17, 2008, Mr. Fallquist was (i) granted an option to purchase 125 shares of Common Stock (the "Option") at an exercise price per share equal to $1.05 per share, equal to 100% of the fair market value of a share of Common Stock on the date of grant, as defined in the Commerce Energy Group, Inc. Fallquist Incentive Plan (the "Fallquist Incentive Plan"), and (ii) award 250 shares of restricted stock (the "Restricted Shares"). The Option has a term of six years and vested in full on the date of grant and the Restricted Shares vest as follows: 150 shares on the date of the award, with the remaining shares vesting in equal 50 share increments on each of the first and second anniversary dates of the award. To the extent that Mr. Fallquist voluntarily resigns without Good Reason, as defined in the Fallquist Employment Agreement, within the first twelve months of employment, he will be obligated to return to the Company the initially vested 150 restricted shares, or if he sold such shares, the proceeds of the sale.

        The awards of the Option and the Restricted Shares were made under the Fallquist Incentive Plan, an incentive plan approved by the Board on March 7, 2008 and made effective on March 10, 2008. The Fallquist Incentive Plan, with a maximum of 375 shares of Common Stock to accommodate the above-referenced awards, was approved and the awards were issued without stockholder approval under an exemption from an American Stock Exchange (the "AMEX") Rule which requires that officers, directors, employees, or consultants of companies may only acquire options or stock from option and equity compensation plans which have been approved by the stockholders. The Option and the Restricted Shares were issued to Mr. Fallquist using this exemption because there were not a sufficient number of shares of Common Stock remaining in the 2006 Stock Incentive Plan.

        The Fallquist Employment Agreement provides that if Mr. Fallquist is terminated without Cause, as defined in the Employment Agreement, or if he resigns for Good Reason, Mr. Fallquist will be entitled to severance equal to 12 months of his then current base salary payable over a 12-month period, plus continued vesting for an additional 12 months for outstanding unvested stock options and restricted stock. In the event of a Change in Control of the Company, as defined under the Fallquist Employment Agreement, Mr. Fallquist may resign for Good Reason, as defined in the Fallquist Employment Agreement, and be entitled to receive severance as if he resigned without Cause.

        Under the Fallquist Employment Agreement, Mr. Fallquist agrees not to solicit the Company's employees, customers, clients or suppliers during the term of his employment and for defined periods after termination of employment with the Company, and refrain from being connected with certain restricted businesses during any severance period. Finally, in accordance with the Fallquist Employment

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

15. Commitments and Contingencies (Continued)

Agreement, the Company entered into the Company's standard form of Indemnification Agreement with Mr. Fallquist dated March 10, 2008.

  C. Douglas Mitchell, Chief Financial Officer

        On January 23, 2008, we entered into an Interim Executive Services Agreement (the "Interim Services Agreement") with Tatum dated January 14, 2008, to engage C. Douglas Mitchell as our Interim Chief Financial Officer. On May 1, 2008, the Board designated Mr. Mitchell the "principal accounting officer" of the Company.

        On July 17, 2008, the Board acted to remove the "interim" designation and appoint Mr. Mitchell as Chief Financial Officer of the Company, effective July 16, 2008. The designation of Mr. Mitchell as the "principal financial officer" and the "principal accounting officer" of the Company remains unchanged. Mr. Mitchell also remains as the Secretary of the Company.

        On July 11, 2008, the Compensation Committee of the Board, acted to approve, each effective July 16, 2008: (a) an Employment Letter Agreement, dated July 10, 2008, by and between the Company and Mr. Mitchell (the "Employment Agreement"); (b) a Stock Option Award Agreement, dated July 16, 2008, by and between the Company and Mr. Mitchell (the "Option Agreement"); (c) a Restricted Stock Award Agreement, dated July 16, 2008, by and between the Company and Mr. Mitchell (the "Restricted Stock Agreement"); and (d) a Services Agreement (the "Services Agreement") dated July 10, 2008, by and between the Company and Tatum, LLC ("Tatum"). The Company and Mr. Mitchell had previously entered into an Indemnification Agreement dated January 23, 2008, effective January 28, 2008.

        Under the terms of the Employment Agreement, Mr. Mitchell will receive an annual base salary of $275 and will be eligible to participate in all bonus plans applicable to senior executives of the Company. The Employment Agreement has no specified term and is subject to termination by either the Company or Mr. Mitchell without cause upon 30 days written notice. The Employment Agreement provides that if Mr. Mitchell is terminated without cause, Mr. Mitchell will be entitled to severance equal to one year of his then current base salary payable over a 12-month period, continued vesting for an additional one year for outstanding unvested stock options and restricted stock and reimbursement for up to 12 months of amounts paid by Mr. Mitchell for medical insurance for him and his family of up to $1.2 per month. In order to qualify for severance benefits, Mr. Mitchell must execute a Separation Agreement and General Release, a form of which is attached to the Employment Agreement. Under the Separation Agreement, Mr. Mitchell must agree not to solicit the Company's employees, customers, clients or suppliers for defined periods after termination with the Company, and refrain from being connected with certain restricted businesses during any severance period.

        In addition, the Compensation Committee acted on July 11, 2008 to grant to Mr. Mitchell on July 16, 2008 pursuant to the Amended and Restated Commerce Energy Group, Inc. 2006 Stock Incentive Plan (the "2006 Incentive Plan") (a) a non-qualified, stock option with a six-year term to purchase approximately 83 shares of common stock of the Company, which option vests in full as of the date of grant, pursuant to the Option Agreement and (b) approximately 167 shares of restricted stock (the "Restricted Shares") pursuant to the Restricted Stock Agreement. The Restricted Shares are subject to forfeiture and shall vest as follows: 100 Restricted Shares shall vest on July 16, 2008, the date

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

15. Commitments and Contingencies (Continued)

of grant, approximately 33 Restricted Shares shall vest on the first anniversary of the date of grant and approximately 33 Restricted Shares shall vest on the second anniversary of the date of grant. Upon a Change in Control, as defined in the 2006 Stock Incentive Plan, all Restricted Shares will immediately vest in full. In addition, if Mr. Mitchell voluntarily resigns during the one year period from the date of the Employment Agreement, he agreed to return to the Company the initially vested 100 Restricted Shares, or if he sold the shares, the proceeds of such sale.

        Under the terms of the Services Agreement, Tatum and the Company confirm their mutual understanding of the terms and conditions upon which Tatum made available Mr. Mitchell, a partner of Tatum, to the Company in connection with an employment relationship with the Company. While Mr. Mitchell will remain a partner of Tatum and have access to Tatum's intellectual capital to be used in connection with Mr. Mitchell's employment relationship with the Company, Tatum will have no supervision, direction or control over Mr. Mitchell with respect to the services provided by Mr. Mitchell to the Company. As a Tatum partner, Mr. Mitchell has agreed to transfer to Tatum 15% of the aggregate amount of the Company's common stock received by him as compensation in the form of option or restricted stock awards. The Company and Tatum also agreed that the prior agreement between them relating to Mr. Mitchell dated January 14, 2008 in which Mr. Mitchell served as Interim Chief Financial Officer of the Company would terminate, effective July 16, 2008, and have no further force of effect, except with respect to certain terms that were intended to survive termination. In connection with entering into the Services Agreement, the Company agreed to pay Tatum $110 in two installments of $55 each, the first installment being due on or before September 15, 2008 and the second installment being due on or before December 31, 2008.

Separation Agreement and Standstill Agreement with Mr. Steven S. Boss

        The Company entered into a Separation Agreement and General Release with Mr. Steven S. Boss dated February 20, 2008, which will become effective February 28, 2008 (the "Separation Agreement"), unless it is revoked by Mr. Boss before that date (the "Effective Date"). Pursuant to the Separation Agreement, Mr. Boss is entitled to (i) a severance payment of $446, equal to thirteen (13) months of Mr. Boss' base salary as of the resignation date, payable in a lump sum within one business day after the Effective Date, and (ii) retain his group health coverage under COBRA for thirteen months at the Company's expense.

        Under the Separation Agreement, the Company has agreed to repurchase 75 shares of unvested restricted Common Stock held by Mr. Boss, pursuant to the terms of the Company's 1999 Equity Incentive Plan at par value per share, with payment for the repurchase being credited from the severance payment. In addition, Mr. Boss agreed to sell to the Company 166 shares of Common Stock owned by him for a price of $1.26 per share, or $209 in the aggregate, payable to him one business day after the Effective Date.

        Pursuant to the Separation Agreement, Mr. Boss agreed not to solicit the Company's employees or contractors, and not to work in certain businesses, for a period of thirteen (13) months after February 20, 2008. Mr. Boss also acknowledged under the Separation Agreement that certain provisions of his Employment Agreement shall extend beyond the resignation date, including provisions relating to proprietary information obligations. The Separation Agreement contains a general release by Mr. Boss of all claims against the Company and its affiliates and representatives.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

15. Commitments and Contingencies (Continued)

        The Company and Mr. Boss also entered into a Voting and Standstill Agreement (the "Standstill Agreement") dated February 20, 2008. The Standstill Agreement limits the activities of Mr. Boss until April 1, 2009, with respect to exercising any voting rights that he might have by virtue of his ownership of shares of Common Stock held or subsequently acquired by him, restricts his ability to enter into or participate in certain types of transactions involving or affecting the Company and limits his ability to resell Common Stock owned, or to be owned, by him.

Separation Agreement with Mr. Erik A. Lopez, Sr.

        Effective October 5, 2007, Mr. Erik A. Lopez, Sr., resigned from his position as Senior Vice President and General Counsel and left the Company. In connection with his departure, we entered into a separation agreement and general release dated October 5, 2007 with Mr. Lopez. Under the terms of the separation agreement, on October 9, 2007, we paid to Mr. Lopez a severance payment in the amount of $200, one business day after confirmation of Mr. Lopez's written communication to the Occupational Health and Safety Administration (OSHA) informing OSHA that all of his disputes with the Company have been fairly resolved and withdrawing his complaint filed with OSHA. Mr. Lopez agreed to a general release of all claims against us and our representatives. Pursuant to the separation agreement, Mr. Lopez's option to purchase 45 shares of our common stock was canceled. In addition, the parties agreed that 10 of the 60 shares of unvested restricted stock held by Mr. Lopez would be forfeited and that the remaining shares of restricted stock vested on January 2, 2008. In order to facilitate the payment terms of the separation agreement, on October 5, 2007, we entered into an amendment to Mr. Lopez's employment agreement to take into account recent changes under Internal Revenue Code Section 409A. On October 26, 2007, OSHA notified the Company that it was closing its investigation of the OSHA complaint relating to Mr. Lopez.

Offer Letters or Letter Agreements with Other Executives

  John H. Bomgardner, Senior Vice President and General Counsel

        On July 18, 2008 we entered into an employment letter agreement ("Letter Agreement") with Mr. Bomgardner to engage Mr. Bomgardner as Senior Vice President and General Counsel of the Company. The Letter Agreement set Mr. Bomgardner's salary at $225 per year and provided for a grant of 100 restricted shares and 50 options, subject to approval of the Compensation Committee. Mr. Bomgardner is eligible to participate in all bonus plans applicable to executive officers. On July 11, 2008, the Compensation Committee approved the grant of stock and options, set a grant date and anniversary date of July 21, 2008, subject to Mr. Bomgardner starting work on July 21, 2008 ("Start Date"). Mr. Bomgardner did start work July 21, 2008. In a Board Meeting on July 17, 2008, Mr. Bomgardner was also designated an executive officer of the company, effective on his Start Date.

        Mr. Bomgardner's 50 options vested on the grant date. On July 21, 2008, 60 of his restricted stock vested; on July 21, 2009, 20 of his shares will vest; and on July 21, 2010, the final 20 will vest, subject to his continued employment and the terms of the 2006 Stock Incentive Plan. The Letter Agreement provides that if Mr. Bomgardner is terminated without cause or if he resigns for good reason, Mr. Bomgardner will be entitled to a severance payment equal to one year of his then current base salary payable over a 12-month period, plus one year continued vesting of outstanding unvested stock options and restricted stock. In the event of a Change of Control of the Company, Mr. Bomgardner

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

15. Commitments and Contingencies (Continued)

may resign for Good Reason, as defined in the Letter Agreement. In addition, the Letter Agreement provides for other standard employee benefits including medical, dental and insurance benefits and the right to participate in our 401(k) Plan.

  David J. Yi, Chief Risk Officer

        On April 28, 2008 the Company presented an offer letter ("Offer Letter") to David J. Yi. On May 1, 2008, the Board named David J. Yi, 38, as the Company's new Chief Risk Officer. The Offer Letter set Mr. Yi's base salary to $200 per year and a grant of 50 options subject to approval of the Compensation Committee and subject to the terms of the 2006 Stock Incentive Plan. The Compensation Committee approved and vested Mr. Yi's options at its meeting on July 11, 2008. Mr. Yi is eligible to participate in the company's executive bonus program, when established. In addition, the Offer Letter provides for other standard employee benefits including medical, dental and insurance benefits and the right to participate in our 401(k) Plan.

        Mr. Yi's Offer Letter provided that if he is terminated without 'cause' within 12 months of hire he will receive $50.

  Separation Agreement with Mr. Thomas L. Ulry

        On June 12, 2008, we presented to Mr. Thomas L. Ulry, the Company's former Senior Vice President, Sales and Marketing, a Severance Agreement and General Release (the "Severance Agreement"). The material terms of the Severance Agreement were described in Part II, Item 5 of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended April 30, 2008, filed with the U.S. Securities and Exchange Commission (the "SEC") on June 12, 2008.

        On June 13, 2008, Mr. Ulry's last day of employment with the Company, the Company presented him with a new Severance Agreement and General Release (the "Modified Severance Agreement"). The Modified Severance Agreement contained one change from the Severance Agreement; namely, it limited the scope of the customer non-solicitation provision to customers of the Company with annual volumes of more than 600,000 KWh/yr or 18,000 DTh/yr. All of the other provisions of the Severance Agreement remained the same. The Modified Severance Agreement superseded the Severance Agreement. Also, on June 13, 2008, the Company and Mr. Ulry signed the Modified Severance Agreement.

        The Modified Severance Agreement became effective on June 21, 2008. Pursuant to the Modified Severance Agreement, Mr. Ulry is entitled to a severance payment of $84 payable as follows: $42 on the first business day after the Effective Date; $21 on August 29, 2008; and $21 on October 31, 2008, in each case, less customary payroll deductions required by law. The aggregate severance payment to be paid under the Modified Severance Agreement is referred to herein as the Severance Benefit.

        Under the Modified Severance Agreement, Mr. Ulry agrees not to solicit the Company's employees or contractors or certain customers (set forth above) for a period of one year after June 13, 2008. The Modified Severance Agreement includes provisions which would require Mr. Ulry to protect the Company's proprietary information and contains a general release by Mr. Ulry of all of the claims against the Company and its affiliates and representatives. The Modified Severance Agreement also contains other customary provisions including Mr. Ulry's statutory rights under the Older Workers

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

15. Commitments and Contingencies (Continued)

Benefit Protection Act which permits him to revoke portions of the Modified Severance Agreement within a seven day period after he signs it.

  Purchase Commitments

        As of September 20, 2008, the Company has entered into a series of supply contracts to purchase electricity and natural gas covering approximately 46% of the customers' fixed-price load requirements for peak period electricity, and 47% of fixed price natural gas requirements for fiscal 2009 based on the Company's forecasts. As of July 31, 2008, the Company is committed to purchase fixed-price electricity and natural gas of $36.3 and $10.5, respectively, during fiscal 2009.

  Letters of Credit and Surety Bonds

        The Company has, as of July 31, 2008, Letters of Credit totaling $31,700 and surety bonds issued of $5,500.

  Operating Leases

        The Company leases its facilities as well as certain equipment under operating leases. Certain of these operating leases are non-cancelable and contain rent escalation clauses relating to any increases to real property taxes and maintenance costs. The Company incurred aggregate rent expense under operating leases of $1,319, $1,185 and $1,255, in fiscal 2007, 2006 and 2005, respectively.

        The future aggregate minimum lease payments under operating lease agreements in existence at July 31, 2008 are as follows:

Fiscal Year Ending July 31,
2009	$1,704
2010	695
2011 and after	1,128

$3,527

  Employee Benefit Plan

        The Company has a 401(k) retirement plan in which substantially all full-time employees may participate. The Company contributes fifty cents for each dollar of employee contribution up to a maximum employer contribution of 3% of each participant's annual salary. The maximum employer contribution of 3% corresponds to an employee contribution of 6% of annual salary. Employer contributions totaled $343, $260 and $220 for the fiscal years ending July 31, 2008, 2007 and 2006, respectively.

  Employee Stock Purchase Plan

        In January 2006, the Board of Directors approved the Amended and Restated 2005 Employee Stock Purchase Plan or ESPP. The Company implemented the ESPP in July 2006. The ESPP provides for eligible employees to purchase Common Stock through payroll deductions. The ESPP allows

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

15. Commitments and Contingencies (Continued)

employees to elect to purchase Common Stock each month in an amount not to exceed an annual rate of accrual of $25 per calendar year in fair value of Common Stock at the lower of the first or last day's closing price for each month's offering period, less a discount of 15%. There are other restrictions and limitations and the ESPP is intended to comply with Section 423 of the Internal Revenue Code, which allows employees to buy Common Stock at a discount on a tax-favored basis. The Company purchases the required shares of stock in the open market and records expense for the difference between the amount contributed by the employees and its cost of the stock. For fiscal year 2008, 51 shares have been purchased by employees under the ESPP.

  2006 Stock Incentive Plan and Amended and Restated 2006 Stock Incentive Plan

        At the 2005 annual meeting of our stockholders, the Company's stockholders approved the 2006 Stock Incentive Plan or the SIP. The SIP allows grants pursuant to a variety of awards, including options, share appreciation rights, restricted shares, restricted share units, deferred share units and performance-based awards in the form of stock appreciation rights, deferred shares and performance units. The SIP provides that no more than 1,453 shares of the Company's common stock may be issued pursuant to Awards under the SIP.

        In June 2008, the shareholders approved, in a special meeting of the stockholders, an amendment to, and a restatement of, the SIP to increase the number of shares of Common Stock that may be issued or transferred pursuant to awards granted by 800 shares, from 1,453 to 2,253 shares of Common Stock.

        At July 31, 2008, 598 shares remain available under the Plan. Awards under the SIP may be made to key employees and directors of the Company or any of its subsidiaries whose participation in the SIP is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors.

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

        The Company is not currently under any enforcement action. However, the Company is a party to a number of Federal Energy Regulatory Commission or FERC and California ISO proceedings related to the California Energy Crisis of 2000 and 2001. The FERC and other regulatory judicial bodies continue to examine the behavior of market participants during that energy crisis and may recalculate what market clearing prices should have or might have been under alternative scenarios of behavior by market participants. In the event the historical costs of market operations were to be reallocated among market participants, the Company can not predict whether the results would be favorable or

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

15. Commitments and Contingencies (Continued)

unfavorable for the Company, nor can it predict the amount of any such adjustments. See Litigation—California Refund Case below.

  Litigation

        The current status of previously reported legal proceedings involving the Company is as follows:

  California Refund Proceedings

        During 2000 and 2001, we bought, sold and scheduled power in the California wholesale energy markets operated by the CAISO and the California Power Exchange or CPX through the markets and services of Automated Power Exchange, Inc. or APX. We also entered into bilateral purchase and sales agreements with other wholesale market participants in the West. We conducted this business pursuant to our market-based rate authorization granted by FERC. A variety of Legal actions have arisen as a result of disruptions in the California wholesale energy markets during this time period.

  California Refund Case

        As a result of a complaint filed at FERC by San Diego Gas and Electric Co. in August 2000 and a line of subsequent FERC orders, we became involved in proceedings at FERC related to sales and schedules in the CPX and the CAISO markets, Docket No. EL00-95; which we refer to as the California Refund Case. A part of that proceeding related to APX's involvement in those markets.

        In 2001, FERC ordered an evidentiary hearing (Docket No. EL00-95) to determine the amount of refunds due to California energy buyers for purchases made in the spot markets operated by the CAISO and CPX during the period October 2, 2000 through June 20, 2001 (the "Refund Period"). Among other holdings in the case, FERC determined that the APX and potentially its market participants could be responsible for, or entitled to, refunds for transactions completed in the CAISO and the CPX spot markets through APX. FERC has not issued a final order determining "who owes how much to whom" in the California Refund Proceeding, and it is not clear when such an order will be issued. However, as discussed below, APX and its market participants have entered into a settlement that resolves how net refunds owed to APX will be allocated among its market participants.

        On January 5, 2007, APX, we and certain other parties, whom we refer to as the Settling Parties, signed an APX Settlement and Release of Claims Agreement, or the APX Settlement Agreement, and filed such agreement along with a Joint Offer of Settlement and Motion for Expedited Consideration with FERC in the California Refund Case. The APX Settlement Agreement, among other things, established a mechanism for allocating refunds owed to APX and to resolve certain other matters and claims related to APX's participation in the CPX and CAISO centralized spot markets for wholesale electricity from May 1, 2000 through June 20, 2001. The APX Settlement Agreement became effective on March 1, 2007.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

15. Commitments and Contingencies (Continued)

        Under the APX Settlement Agreement, several Settling Parties are entitled to payments from APX, CPX, CAISO and other sources of funds, with Commerce designated to receive up to approximately $6.5 million. We received $5.1 million of the settlement payment in April 2007 and received the remaining $1.4 million in August 2007. By entering into the APX Settlement Agreement, claims against us by parties to the APX Settlement Agreement for refunds, disgorgement of profits or other monetary or non-monetary remedies for APX-related claims shall be deemed resolved with prejudice and settled insofar as APX remains a net payment recipient (as that term is defined in the APX Settlement Agreement) in the proceeding at FERC.

        In addition, the APX Settlement Agreement resolves and terminates certain disputes pending before FERC and the United States Court of Appeals for the Ninth Circuit relating to APX's actions in the CPX and CAISO centralized spot markets for wholesale electricity, as well as disputes among participants in the APX markets and the appropriate allocation of monies due among the APX participants insofar as APX continues to be a net refund recipient (as that term is defined in the APX Settlement Agreement) during the settlement period.

        Although the APX settlement resolves many matters affecting Commerce in the California Refund Case, FERC has issued dozens of orders related to that proceeding. Most of those orders have been taken up on appeal before the United States Court of Appeals for the Ninth Circuit or the Ninth Circuit, which has issued opinions on some issues in the last several years. For example, on August 2, 2006, after reviewing certain FERC decisions in the California Refund Proceedings, in the CPUC v. FERC, the Ninth Circuit stated that FERC could consider potential relief for alleged tariff violations related to transactions in the CAISO and the CPX markets for periods that pre-dated October 2, 2000. The State of California also interprets the case as providing for remedies for certain bilateral transactions with the California Energy Resources Scheduling Division of the California Department of Water Resources or CERS/CDWR. Depending on the actions of the State of California and FERC's actions on remand, the decision may expose Commerce to claims or liabilities for transactions outside the previously defined scope of the Refund Period. At this time, the ultimate financial outcome for Commerce is unclear.

        In addition to the CPUC v FERC decision, the Ninth Circuit has yet to consider other petitions for review pending before it that challenge FERC orders in the California Refund Case. The outcomes of these appeals or the impacts on Commerce arising from them are not known.

  Lockyer v. FERC

        On September 9, 2004, the Ninth Circuit issued a decision on the California Attorney General's challenge to the validity of FERC's market-based rate system. This case was originally presented to FERC upon complaint that the adoption and implementation of the agency's market based rate authority was flawed, including because market participants were not filing quarterly transaction reports that were sufficient for FERC to assess whether wholesale rates were just and reasonable. FERC dismissed the complaint after ordering sellers to re-file reports of sales in the CAISO and the CPX spot markets and bilateral sales to CERS/CDWR during 2000 and 2001. The Ninth Circuit upheld FERC's authority to authorize sales of electric energy at market-based rates and to impose remedies for quarterly reporting violations. The State of California, among others, has publicly interpreted the decision as providing authority to FERC to order refunds or profit disgorgement for different time

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

15. Commitments and Contingencies (Continued)

frames and based on different rationales than are currently pending in the California Refund Case, discussed above. The decision remands to FERC the question of whether, and in what circumstances, to impose refunds or other remedies for any alleged failure to report sales transactions to FERC. On December 28, 2006, several energy sellers filed a petition for a writ of certiorari to the U.S. Supreme Court. The U.S. Supreme Court denied the petition. The Ninth Circuit has remanded the Lockyer case back to FERC. On October 6, 2008, FERC ordered a hearing to determine whether the failure to properly file quarterly transaction reports allowed sellers to mask market power related to sales to CAISO, CPX and CERS/CDWR. The State of California has alleged that Commerce was one of the many sellers that failed to properly file quarterly transaction reports for CERS/CDWR sales. We cannot predict the scope, nature of, or ultimate resolution of this case.

        To allow parties the opportunity to consider ways to settle disputes, the Ninth Circuit and FERC have stayed appellate briefing and actions on remand in the CPUC and Lockyer cases. A case management conference was held on September 25, 2008 at the Ninth Circuit to discuss how the appellate cases should proceed. The court will provide guidance on appellate case management by future order. FERC's stay of the Lockyer remand hearing is expected to remain in place until November 2008, at which time the parties will meet with the presiding FERC settlement judge to discuss whether a continuation of the settlement stay is warranted. We are studying the court and FERC decisions, but are unable to predict either the outcome of the proceedings or the ultimate financial affect on us.

  Other Matters

        We currently are, and from time to time may become, involved in litigation concerning claims arising out of our operations in the normal course of business. While we cannot predict the ultimate outcome of our pending matters or how they will affect our results of operations or financial position, our management currently does not expect any of the legal proceedings to which we are currently a party, including any claims brought by former employees, to have a material adverse effect on our results of operations or financial position.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

16. Quarterly Financial Information (Unaudited)

        The following is the Company's quarterly financial information for fiscal 2008, 2007 and 2006.

	Fiscal Year	July 31	April 30	January 31	October 31
Year ended July 31, 2008:
Net revenue	$459,801	$140,317	$105,495	$108,392	$105,597
Direct energy costs	403,105	133,408	91,362	89,126	89,209

Gross profit	56,696	6,909	14,133	19,266	16,388
Net income (loss)	(31,795)	(19,966)	(9,493)	(1,249)	(1,087)
Net income per common share:
Basic	(1.04)	(0.65)	(0.31)	(0.04)	(0.04)
Diluted	(1.04)	(0.65)	(0.31)	(0.04)	(0.04)
Year ended July 31, 2007:
Net revenue	$371,614	$107,888	$100,575	$92,644	$70,507
Direct energy costs	314,371	92,862	82,946	78,112	60,451

Gross profit	57,243	15,026	17,629	14,532	10,056
Net income	5,531	1,065	1,543	2,539	384
Net income per common share:
Basic	0.18	0.04	0.05	0.09	0.01
Diluted	0.18	0.03	0.05	0.09	0.01
Year ended July 31, 2006:
Net revenue	$247,080	$52,303	$57,755	$72,654	$64,368
Direct energy costs	218,289	43,626	49,643	68,892	56,128

Gross profit	28,791	8,677	8,112	3,762	8,240
Net income (loss)	(2,239)	651	1,002	(4,112)	220
Net income (loss) per common share:
Basic and diluted	(0.07)	0.02	0.03	(0.13)	0.01

17. Subsequent Events

  Sale of Texas Electric Service Contracts

        On October 24, 2008, Commerce Energy completed the sale of all of its electric service contracts with its customers in Texas and certain assets related to these contracts to Ambit Energy, L.P., or Ambit, pursuant to the terms and conditions of an Asset Purchase Agreement dated October 23, 2008 by and between Commerce and Ambit.

        The initial purchase price paid to Commerce Energy in connection with the transaction is $11.2 million with $8.5 million paid in cash on October 24, 2008, and $2.7 million, to be reduced by customer deposits and adjusted by positive or negative monetary adjustments if the number of active customers transferred deviates by more than 2.5% from approximately 58 customers, payable in cash on or before November 24, 2008. In addition, Ambit will assume certain liabilities relating to the assets being sold. Ambit has also agreed to make residual payments to Commerce Energy during a period beginning on the closing date and continuing through December 31, 2010. The residual payments, which are calculated and paid monthly, generally consist of three dollars and fifty cents for each

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

17. Subsequent Events (Continued)

electric service contract being transferred that has charges invoiced to Ambit that are not past due and are estimated to be approximately $3.6 million.

        In connection with the closing, the parties entered into a transition services agreement and a non-competition agreement. The transition services agreement covers transition services such as billing, customer service and transaction management services, primarily to be provided by Commerce Energy after the closing for additional consideration. Pursuant to the non-competition agreement, for a two-year period after the closing, Commerce Energy shall not, and shall ensure that its affiliates do not, compete in the retail electricity business in the State of Texas, or solicit Ambit's employees, customers or clients in the State of Texas.

Eleventh Amendment to the Senior Loan and Security Agreement

        The Eleventh Amendment, executed on August 21, 2008, provided for a waiver of any and all Event of Default arising on or before August 21, 2008 including the failure of Commerce Energy to obtain additional financing on or before the close of business on August 18, 2008 of (i) no less than $15.0 million or (ii) no less than $10.0 million and an additional payment deferral from a supplier equal to the difference between $15.0 million and the amount of the additional financing.

        Pursuant to the Eleventh Amendment, the maturity date of the Credit Facility was extended from October 1, 2008 to December 22, 2008. In addition, the Amendment modified certain covenants to allow for the Company to incur subordinated debt in the amount of $20.9 million plus amounts necessary to satisfy certain disputed sales tax obligations alleged against Commerce Energy which are under audit. The Amendment also provides that the Company and Commerce Energy shall affect a sale of assets resulting in the receipt of at least $8,000 in net proceeds by November 3, 2008.

        Under the terms of the Eleventh Amendment, Loans may only be requested during a period commencing on the 20th calendar day of each month and ending on the fifth calendar day of the following month. Letter of Credit issuances may continue to be made at any time during the calendar month. On the earlier to occur of: (i) the receipt of net proceeds of at least $8,000 from the sale of assets in a transaction designated by the Agent as a "trigger sale" or (ii) November 4, 2008, the aggregate outstanding Loans shall be zero, no further Loans may be requested and the outstanding principal amount of Obligations, including Letter of Credit Obligations, shall not exceed the lesser of (x) the amount equal to the Blocked Account plus 50% of the Eligible Amount as determined as of the Trigger Date and (y) the Blocked Amount plus 50% of the Eligible Amount as determined as of the date of such determination.

        The Eleventh Amendment also deleted the Fixed Charge Coverage Ratio and EBITDA covenants; amended the Borrowing Base to exclude Eligible Cash Collateral from the Borrowing Base and include collections from the immediately preceding thirty day period; and included a requirement that Commerce maintain Excess Availability greater than $2,500.

Twelfth Amendment to the Senior Loan and Security Agreement

        The Twelfth Amendment, entered into on October 22, 2008, reduced the Revolving Loan Limit to (i) $40,000 prior to November 7, 2008, (ii) $32,000 from November 7, 2008 through December 2, 2008 and (iii) $22,000 from and after December 3, 2008. In addition, the Letter of Credit Limit was reduced

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

17. Subsequent Events (Continued)

to (i) $32,000 from November 7, 2008 through December 2, 2008 and (ii) $22,000 from and after December 2, 2008.

        In addition, the limitation on additional Loans from October 7, 2008 through October 19, 2008 was deleted and the Lenders agreed to make Loans in accordance with the Credit Facility until the Trigger Date, provided that in the event the aggregate outstanding amount of Loans and Letter of Credit Obligations exceeds the Borrowing Base, Loans will only be made if AP Finance, LLC, or AP Finance, has guaranteed the Obligations and pledged security for the Obligations as collateral in an amount equal to $6,000. Pursuant to the Amendment, the aggregate out-standing Loans after the Trigger Date shall be zero, but not including any Over-advance Amount outstanding to the extent the Agent has received pledged collateral from AP Finance. The Amendment also permits AP Finance to make additional revolving loans to the Company and Commerce Energy of up to $6,000 pursuant to its Subordinated Note Agreements.

        Pursuant to the Amendment, the Company and Commerce Energy must consummate a sale of assets and cause to be delivered to Lender net cash proceeds of at least $8,000 not later than November 3, 2008, referred to as a Trigger Sale. Additionally, on and after November 4, 2008, any available funds in the Blocked Accounts will be transferred to a Blocked Securities Account and, as of the seventh day following consummation of the Trigger Sale and on each seventh day thereafter an amount of at least $200 must be deposited in the Blocked Securities Account and may not be withdrawn without the prior written consent of Agent.

        The Amendment also requires the Company and Commerce Energy to maintain actual aggregate weekly cash receipts in respect of accounts receivable from customers sold in the Trigger Sale in an amount within a range equal to at least 65% to 85% of the projected aggregate weekly cash receipts.

        The interest rate charged for Prime Rate Loans was increased from 2.25% per annum in excess of the Prime Rate to 4.25% per annum in excess of the Prime Rate and the interest rate charged on Eurodollar Rate Loans was increased from 4.75% per annum in excess of the Adjusted Eurodollar Rate to 6.75% in excess of the Adjusted Eurodollar Rate. In addition, the Letter of Credit Rate was increased from 3.75% per annum to 5.75% per annum if the average daily Excess Availability is less than or equal to $25,000 and from 3.50% per annum to 5.50% per annum if the average daily Excess Availability is greater than $25,000.

        The Twelfth Amendment also provided for a waiver of existing Event of Default related to the liquidity covenant and arising prior to October 22, 2008 and Commerce Energy agreed to pay an Amendment Fee of $150, payable on the earlier to occur of the Trigger Sale or November 4, 2008.

12% Senior Secured Convertible Promissory Notes

        On August 21, 2008, we entered into a Note and Warrant Purchase Agreement, or the Purchase Agreement, with AP Finance whereby it agreed to purchase from us one or more senior secured promissory notes.

        Pursuant to the Purchase Agreement, on August 21, 2008 we also executed an initial Senior Secured Convertible Promissory Note, or the Initial Note, with AP Finance in the principal amount of $20.9 million. The Initial Note matures on December 22, 2008 and bears interest at 12% annually in

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

17. Subsequent Events (Continued)

arrears, payable in cash on the maturity date. The amount due upon maturity is equal to (i) the principal amount, (ii) 10% of the principal amount, plus (iii) all outstanding interest and any other amounts due. The Initial Note may be prepaid at any time in an amount equal to 110% of the face value plus outstanding interest.

        On August 22, 2008, we executed a second Senior Secured Convertible Promissory Note, or the Second Note, with the AP Finance in the principal amount of $2.2 million. The proceeds from the Second Note were earmarked to satisfy certain disputed sales tax obligations alleged against Commerce Energy which were under audit. The Second Note also matures on December 22, 2008 and has interest, repayment, prepayment and conversion terms that are substantially the same as those of the Initial Note.

        The Initial Note and the Second Note, collectively, the Senior Notes, are immediately convertible, in whole or in part, at the option of AP Finance, into shares of our common stock as determined by dividing the portion of the respective outstanding principal balance, plus any accrued but unpaid interest under the respective Senior Note as of the date of conversion, by three dollars, subject to standard adjustments, and subject to limitations under the American Stock Exchange rules requiring a vote of the Company's stockholders. Pursuant to these limitations, the maximum amount of shares of common stock which may be issued upon conversion of the Senior Notes without a stockholder vote is 2,230. In addition, if stockholder approval contemplated by the American Stock Exchange rules were obtained, a total of 7,719 shares could be issued upon conversion of the Senior Notes, assuming the initial conversion price under the Senior Notes.

        The Senior Notes are subordinate to the Credit Facility and are secured by substantially all of the Company's assets. The Senior Notes contain events of default and affirmative and negative covenants customary for transactions of this nature, including defaults in the performance or observance of any covenant contained in the Purchase Agreement, covenants regarding the ongoing operations of the business, new indebtedness, liens, compliance with laws and regulations, financial condition and delivery of financial statements.

        In addition, the Purchase Agreement contains covenants with respect to a sale of at least $8,000 of the Company's assets and requires the Company to provide AP Finance with an executed term sheet from BNP Paribas, S.A., or another comparable lender, on or prior to October 30, 2008 providing for a complete refinancing of the Credit Facility, with a contemplated closing prior to December 22, 2008. The Senior Notes are subject to acceleration upon an event of default and the collateral agent may, at any time thereafter, declare the entire principal balance of the Senior Notes, together with all interest accrued thereon, plus fees and expenses, due and payable. For certain types of events of defaults (e.g., bankruptcy cases) the outstanding principal balance and accrued interest, plus fees and expenses, shall be automatically due and payable.

        On October 23, 2008, the Company, Commerce Energy and AP Finance entered into a Second Amendment to Note and Warrant Purchase Agreement, or the AP Note Second Amendment, amending a Note and Warrant Purchase Agreement dated August 21, 2008, as amended.

        Pursuant to the AP Note Second Amendment, AP Finance agreed to guarantee $6,000 of Loans under the Credit Facility and to pledge cash collateral as security to support the guaranty. In

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

17. Subsequent Events (Continued)

consideration of such agreement, Commerce Energy and the Company agree to indemnify AP Finance for any liability, damage or loss sustained in connection with such guarantee and cash collateral pledge.

        The AP Note Second Amendment deleted the requirement that Commerce Energy receive a refinancing term sheet by October 30, 2008 and also deleted the liquidity covenant. Finally, the AP Note Second Amendment provides for a waiver of existing Events of Default related to the liquidity covenant arising prior to October 23, 2008, and Commerce Energy and the Company agreed to pay an amendment fee of $300, subject to reduction to $150 in certain circumstances, payable on December 22, 2008.

        On October 27, 2008, the Company, Commerce Energy and AP Finance entered into a Third Amendment to Note and Warrant Purchase Agreement, or the AP Note Third Amendment. Pursuant to the AP Note Third Amendment, AP Finance agreed to establish a discretionary line of credit of up to $6.0 million. In consideration of such agreement, the Company and Commerce Energy agreed to pay a fee equal to 5% with respect to advances under the line of credit, provided that if the full amount of such advances is repaid on or before the tenth business day following the funding of such advance, the fee shall be reduced by 2.5%.

        On October 27, 2008, the Company and Commerce Energy executed a Discretionary Line of Credit Demand Note (the "Line of Credit Note") in the principal amount of $6.0 million pursuant to the AP Note Third Amendment and AP Finance advanced to Commerce $3.6 million under the terms of the Line of Credit Note. The Line of Credit Note is payable in cash on demand, or in the absence of demand, on December 22, 2008, the same maturity date of the senior secured promissory notes issued pursuant to the Purchase Agreement, and bears interest, in arrears, at a rate per annum equal to 12%, compounded monthly. The Line of Credit Note may be prepaid at any time without penalty.

        The obligations of the Company and Commerce Energy under the Line of Credit Note are secured by substantially all the assets of the Company and Commerce Energy (the "Junior Security Interest") pursuant to a Security Agreement among the Company, Commerce Energy and AP Finance, dated August 21, 2008 (the "Security Agreement"). Under the terms of an Intercreditor Agreement dated as of August 21, 2008 (the "Intercreditor Agreement") among the Company, Commerce Energy, AP Finance, Wachovia Capital Finance Corporation (Western), as agent and a lender under the Company's senior credit facility (the "Agent") and the other lenders under the Company's senior credit facility , the Junior Security Interest is subordinated to the senior security interest which the Company and Commerce Energy previously granted to the Agent and the lenders under the Company's senior credit facility.

Warrants Related to the Senior Note Financing

        As partial inducement to purchase the Initial Note and the Second Note, Commerce Energy issued to AP Finance warrants exercisable for 2,773 and 297 shares, respectively, of Commerce Energy's common stock exercisable at any time through August 21, 2013 and August 22, 2013, respectively. Each warrant is referred to herein as an AP Finance Warrant and collectively as the AP Finance Warrants. Each of the AP Finance Warrants has an exercise price equal to $1.15 per share, subject to standard adjustments, and a cashless exercise feature. At any time commencing on February 20, 2009, AP Finance may require Commerce Energy to redeem the unexercised portions of the AP Finance

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

17. Subsequent Events (Continued)

Warrants for cash at a redemption price equal to $0.30 per share of Commerce Energy's common stock for which the AP Finance Warrants are then exercisable, without giving effect to any adjustments occurring after August 21, 2008 and August 22, 2008, respectively.

        As compensation for services in connection with the sale of the Initial Note and the Second Note, the Company issued warrants exercisable for an aggregate of 625 shares of common stock to Jesup & Lamont, Incorporated and its principals, and warrants unexercisable for an aggregate of 250 shares of common stock to Lee E. Mikles. The terms and conditions of each of theses additional warrants are substantially similar to those of the AP Finance Warrants, including an exercise price of $1.15 per share, subject to standard adjustments, cashless exercise and the redemption feature.

Accounting Treatment of Notes and Warrants

        The Company accounted for the issuance of the Notes and Warrants under the provisions of FASB Staff Position ("FSP") 150-5, Issuer's Accounting Under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable ("FSP 150-5"), an interpretation of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). Pursuant to FSP 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the consolidated balance sheet at fair value with the offset recorded to debt discount. The Company will amortize the debt discount to interest expense through the original Maturity Date. At each reporting period, the Company will remeasure the fair value of the Warrant liability and any gains or losses will be recorded as a component of other income (expense), net.

        The total initial fair value of the Warrants is approximately $3.5 million as calculated using the Black-Scholes pricing model with the following assumptions: contractual term of five years, 3.1% risk-free interest rate, expected volatility of 157% and expected dividend yield of 0%.

Termination of Tenaska QSE Agreement

        On October 17, 2008, Commerce Energy and Tenaska Power Services Co. ("Tenaska") jointly terminated an Agreement to Provide QSE and Marketing Services (the "QSE Agreement"), dated August 1, 2005. The termination is effective on the earlier of (i) November 5, 2008 or (ii) the time and date the Electric Reliability Council of Texas, Inc. ("ERCOT") completes a move of Commerce Energy's Load Serving Entity from Tenaska's Qualified Scheduling Entity ("QSE") to another QSE.

        Pursuant to the QSE Agreement, Tenaska served as Commerce Energy's QSE in Texas. Commerce Energy has applied to ERCOT to act as its own QSE continuing to use the services of Tenaska through an Agency Agreement. Commerce Energy and Tenaska jointly agreed to terminate the QSE Agreement and there are no early termination penalties.

Universal Energy Nonbinding Letter of Intent

        On November 11, 2008, the Company entered into a letter agreement with Universal Energy Group, Ltd. ("Universal") pursuant to which the Company agreed to a period of exclusive negotiations through November 26, 2008 to conduct due diligence and reach agreement on a definitive agreement regarding a proposed transaction (the "Proposed Transaction"). Pursuant to the Proposed Transaction,

COMMERCE ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share and per kWh amounts)

17. Subsequent Events (Continued)

Universal would purchase: (i) certain of the Company's assets (the "Purchased Assets") including, but not limited to, all customer contracts relating to the natural gas retailing business currently being conducted by the Company in Ohio, all customer contracts relating to the electricity retailing business currently being conducted by the Company in Pennsylvania, New Jersey, Maryland and Michigan, and all licenses related thereto; (ii) newly issued shares of the Company's common stock, amounting to 49% of the issued and outstanding shares of its common stock, after giving effect to such shares (the "Equity Investment"); and (iii) a warrant, (the "Warrant"), to acquire up to that number of additional newly issued shares of the Company's common stock (the "Warrant Shares") that, when taken together with the Equity Investment, would amount to 66 2/3% of the issued and outstanding shares of the Company's common stock as of the closing date of the Proposed Transaction, after giving effect to the Equity Investment and the Warrant Shares (assuming the Warrant is exercised in full on the closing date of the Proposed Transaction). The letter agreement contemplates that Universal will pay us an aggregate of $16.0 million in cash for the Purchased Assets, the Equity Investment and the Warrant. Additionally, the letter agreement provides that within 10 days of signing a definitive agreement relating to the Proposed Transaction contemplates that Universal would commit to provide or arrange for a replacement credit facility within 10 days of execution of a definitive agreement.

 EXHIBIT INDEX

Exhibit	Description
Filed with this Report:
10.82	Employment Letter Agreement, dated April 28, 2008, between Commerce Energy Group, Inc. and David J. Yi.*
10.83	Stock Option Award Agreement, dated July 11, 2008, between Commerce Energy Group, Inc. and David J. Yi.*
10.84	Employment Letter Agreement, dated July 18, 2008, between Commerce Energy Group, Inc. and John H. Bomgardner II.*
10.85	Restricted Share Award Agreement, dated July 21, 2008, between Commerce Energy Group, Inc. and John H. Bomgardner II.*
10.86	Stock Option Award Agreement, dated July 21, 2008, between Commerce Energy Group, Inc. and John H. Bomgardner II.*
10.87	Indemnification Agreement, dated July 21, 2008, between Commerce Energy Group, Inc. and John H. Bomgardner II.*
10.91	Termination Agreement by and between Commerce Energy, Inc. and Tenaska Power Services Co. dated October 17, 2008.
10.113	Eleventh Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated August 21, 2008.
10.114	Twelfth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated October 22, 2008.
10.116	Note and Warrant Purchase Agreement dated August 21, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC.
10.117	First Amendment to Note and Warrant Purchase Agreement dated August 22, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC.
10.118	Second Amendment to Note and Warrant Purchase Agreement dated October 23, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC.
10.119	Third Amendment to Note and Warrant Purchase Agreement dated October 27, 2008 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance, LLC.
10.120†	Senior Secured Convertible Promissory Note dated August 21, 2008 in the principal amount of $20,931,579 payable to AP Finance LLC.
10.121†	Senior Secured Convertible Promissory Note dated August 22, 2008 in the principal amount of $2,225,410.98 payable to AP Finance LLC.
10.122†	Discretionary Line of Credit Demand Note dated August 27, 2008 in the principal amount of $6,000,000.
10.123	Security Agreement dated August 21, 2008 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC.
10.124	Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to AP Finance LLC.
10.125	Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Jesup & Lamont, Inc.

Exhibit	Description
10.126	Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Bill Corbett.
10.127	Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Lee E. Mikles Revocable Trust.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Hein & Associates LLP, independent registered public accounting firm.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management Compensatory Plans or Arrangements

Incorporated by Reference:
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.'s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the SEC on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.'s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Second Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on December 17, 2007 as Exhibit 3.3 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended October 31, 2007 and incorporated herein by reference.
3.4	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.'s Registration Statement on Form 8-A and incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the SEC on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.'s Registration Statement on Form 8-A and incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the SEC on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.'s Registration Statement on Form 8-A and incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the SEC on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation's Registration Statement on Form S-8 and incorporated herein by reference.
10.2	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the SEC on November 15, 2004 as Exhibit 10.9 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description
10.3	Amended and Restated Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on July 1, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.4	Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on February 1, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.5	Form of a Stock Option Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.10 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.6	Form of a Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.11 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.7	Form of a Restricted Share Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.12 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.8	Form of a Restricted Share Unit Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.14 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.9	Form of a SAR Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.15 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.10	Form of Performance Unit and Performance Stock Award pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.16 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.11	Amended and Restated Form of Non-Qualified Stock Option Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on May 18, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.12	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.13 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) filed with the SEC on April 20, 2006 and incorporated herein by reference.
10.13	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, Initial Grant, previously filed with the SEC on May 18, 2006 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.14	Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on February 1, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.15	Form of Subscription Agreement for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.7 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.16	Form of Notice of Withdrawal for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.8 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.17	Commerce Energy Group, Inc. Bonus Program, effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.18	Commerce Energy Group, Inc. Bonus Program as amended by first amendment, effective March 27, 2007, previously filed with the SEC on June 14, 2007 as Exhibit 10.7 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.19	Commerce Energy Group, Inc. Bonus Program, as Amended and Restated effective January 25, 2008, previously filed with the SEC on March 14, 2008 as Exhibit 10.5 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2008 and incorporated herein by reference.
10.20	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 27, 2006, previously filed with the SEC on February 1, 2006 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.21	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective May 12, 2006, previously filed with the SEC on May 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.22	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.6 to Commerce Energy Group Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.23	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.13 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.24	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.14 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.25	Indemnification Agreement dated as of November 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the SEC on November 15, 2004 as Exhibit 10.16 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.26	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the SEC on November 15, 2004 as Exhibit 10.17 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description
10.27	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the SEC on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.28	Stock Option Agreement dated April 29, 2005 by and between Ian B. Carter and Commerce Energy Group, Inc., previously filed with the SEC on October 31, 2005 as Exhibit 10.33 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.29	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the SEC on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group's Registrant's Statement on Form S-4 and incorporated herein by reference.
10.30	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the SEC on November 23, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.31	Settlement Agreement and General Release dated November 17, 2005 by and among Peter Weigand, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the SEC on November 23, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.32	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the SEC on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group's Registrant's Statement on Form S-4 and incorporated herein by reference.
10.33	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the SEC on November 23, 2005 as Exhibit 99.11 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.34	Settlement Agreement and General Release dated November 17, 2005 by and among Richard L. Boughrum, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the SEC on November 23, 2005 as Exhibit 99.8 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.35	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated May 31, 2005, previously filed with the SEC on October 31, 2005 as Exhibit 10.30 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.36	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the May 31, 2005 Employment Offer Letter Agreement, previously filed with the SEC on October 31, 2005 as Exhibit 10.31 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.37	Confidential Severance Agreement and General Release by and between Commerce Energy Group, Inc. and Thomas L. Ulry dated June 13, 2008, previously filed with the SEC on June 18, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.38	Settlement Agreement and General Release dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Eric Alam, previously filed with the SEC on November 23, 2005 as Exhibit 99.13 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.39	Agreement and Release dated November 17, 2005, by and among, Commerce Energy Group, Inc., Commerce Energy, Inc., Paul, Hastings, Janofsky & Walker LLP, Eric Alam, Bruno Kvetinskas, Greg Lander and Peter Weigand, previously filed with the SEC on November 23, 2005 as Exhibit 99.7 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.40	Executive Employment Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.41	Amendment No. 1 to Employment Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.42	Stock Option Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.43	Restricted Stock Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.44	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference
10.45	Indemnification Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.46	Separation Agreement and General Release between Commerce Energy Group, Inc. and Steven S. Boss dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.47	Voting and Standstill Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.48	Employment Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.49	Amendment No. 1 to Employment Agreement dated November 30, 2006, by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on March 19, 2007 as Exhibit 10.1 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.50	Amendment No. 2 to Employment Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 2007 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.51	Stock Option Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.52	Restricted Stock Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.53	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 2007 as Exhibit 99.5 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.54	Indemnification Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.55	Settlement Agreement and General Release, dated November 29, 2007, by and among Commerce Energy, Inc., Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on December 4, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.56	Settlement Agreement and General Release by and among Andrew V. Coppola, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the SEC on April 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.57	Employment Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.3 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.58	Amendment No. 1 to Employment Agreement dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on October 29, 2008 as Exhibit 10.29 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.59	Stock Option Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.5 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.60	Restricted Share Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.5 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.61	Indemnification Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.4 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.62	Separation Agreement and General Release dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on October 29, 2007 as Exhibit 10.57 to Commerce Energy Group, Inc.'s Current Report on Form 10-K and incorporated herein by reference.

Exhibit	Description
10.63	Interim Executive Services Agreement by and between Commerce Energy Group, Inc. and Tatum, LLC regarding J. Robert Hipps dated July 25, 2007, previously filed with the SEC on July 27, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.64	Indemnification Agreement between Commerce Energy Group, Inc. and J. Robert Hipps dated July 25, 2007, previously filed with the SEC on July 27, 2007 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.65	Confidential Severance Agreement and General Release between Commerce Energy Group, Inc. and Rubin N. Cioll dated April 28, 2008, previously filed with the SEC on May 12, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on form 8-K and incorporated herein by reference.
10.66	Interim Executive Services Agreement re. C. Douglas Mitchell, dated January 14, 2008, previously filed with the SEC on January 30, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.67	Indemnification Agreement dated January 23, 2008 by and between Commerce Energy Group, Inc. and C. Douglas Mitchell previously filed with the SEC on January 30, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.68	Employment Letter Agreement, dated July 10, 2008, by and between C. Douglas Mitchell and Commerce Energy Group, Inc., previously filed with the SEC on July 17, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on form 8-K and incorporated herein by reference.
10.69	Stock Option Award Agreement, dated July 16, 2008, by and between C. Douglas Mitchell and Commerce Energy Group, Inc., previously filed with the SEC on July 17, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on form 8-K and incorporated herein by reference.
10.70	Restricted Stock Award Agreement, dated July 16, 2008, by and between C. Douglas Mitchell and Commerce Energy Group, Inc., previously filed with the SEC on July 17, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on form 8-K and incorporated herein by reference.
10.71	Services Agreement, dated July 10, 2008, by and between Tatum, LLC and Commerce Energy Group, Inc., previously filed with the SEC on July 17, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on form 8-K and incorporated herein by reference.
10.72	Employment Agreement between Commerce Energy Group, Inc. and Gregory L. Craig dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.73	Stock Option Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.74	Restricted Share Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit		Description
10.75		Indemnification Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.6 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.76		Indemnification Agreement between Commerce Energy Group, Inc. and Rohn E. Crabtree, dated February 21, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.8 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.77		Employment Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.78		Form of Stock Option Award Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.79		Form of Restricted Share Award Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.80		Indemnification Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.81		Commerce Energy Group, Inc. Fallquist Incentive Plan, previously filed with the SEC on March 13, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
Other Material Contracts
10.88		Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone Inc. common stock dated March 29, 2004, previously filed with the SEC on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.'s Registration Statement on Form S-4 and incorporated herein by reference.
10.89		Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.25 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.90	†	Agreement To Provide QSE and Marketing Services dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co., previously filed with the SEC on October 29, 2008 as Exhibit 10.62 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.92	†	Security Agreement dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co., previously filed with the SEC on October 29, 2008 as Exhibit 10.63 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.93	†	Blocked Account Control Agreement (with Lockbox Services) dated August 2005 by and among Commerce Energy, Inc., Tenaska Power Services Co. and U.S. Bank National Association Depository Bank, previously filed with the SEC on October 29, 2008 as Exhibit 10.64 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.

Exhibit		Description
10.94	†	Master Power Purchase and Sale Agreement dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co., previously filed with the SEC on October 29, 2008 as Exhibit 10.65 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.95		Guaranty Agreement dated August 1, 2005 by Commerce Energy Group, Inc. in favor of Tenaska Power Services Co., previously filed with the SEC on October 29, 2008 as Exhibit 10.66 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.96		First Amendment to Security Agreement between Commerce Energy, Inc. and Tenaska Power Services Co., effective as of March 7, 2006, previously filed with the SEC on October 29, 2008 as Exhibit 10.67 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.97		First Amendment to Master Power Purchase and Sale Agreement between Commerce Energy, Inc. and Tenaska Power Services, Co. dated May 25, 2007, previously filed with the SEC on October 29, 2008 as Exhibit 10.86 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.98		Release Agreement dated April 16, 2008 by and among Commerce Energy, Inc., Tenaska Power Services Co. and Wachovia Capital Finance Corporation (Western) as agent for the lenders party to the Credit Facility previously filed with the SEC on June 12, 2008 as Exhibit 10.19 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2008 and incorporated herein by reference.
10.99		Second Amendment to Security Agreement between Commerce Energy, Inc. and Tenaska Power Services Co., effective as of June 22, 2006, as previously filed with the SEC on October 29, 2007 as Exhibit 10.76 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended July 31, 2007 and incorporated herein by reference.
10.100		Loan and Security Agreement by and among Commerce Energy, Inc., as Borrower, and Commerce Energy Group, Inc., as Guarantor, and Wachovia Capital Finance Corporation (Western), as Agent, and the Lenders From Time to Time Party Thereto, as Lenders, dated June 8, 2006, previously filed with the SEC on June 12, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.101		Guaranty dated June 8, 2006 by Commerce Energy Group, Inc., as Guarantor, to Wachovia Capital Finance Corporation (Western), as Agent, previously filed with the SEC on June 12, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.102		First Amendment to Loan and Security Agreement and Waiver dated September 20, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on September 26, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.103		Second Amendment to Loan and Security Agreement and Waiver dated October 26, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on October 30, 2006 as Exhibit 10.91 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description
10.104	Third Amendment to Loan and Security Agreement and Waiver dated March 15, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on March 19, 2007 as Exhibit 10.9 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2007 and incorporated herein by reference.
10.105	Fourth Amendment to Loan and Security Agreement and Waiver dated June 26, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc. previously filed with the SEC on October 29, 2008 as Exhibit 10.73 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.106	Fifth Amendment to Loan and Security Agreement and Waiver dated August 1, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on August 2, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.107	Sixth Amendment to Loan and Security Agreement, dated November 16, 2007, by and among Commerce Energy, Inc., Commerce Energy Group, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender and The CIT Group/Business Credit, Inc., as Lender, previously filed with the SEC on November 20, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.108	Letter Agreement, dated September 20, 2007, by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender and The CIT Group/Business Credit, Inc., as Lender, previously filed with the SEC on September 25, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.109	Seventh Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and The CIT Group/Business Credit, Inc., dated March 12, 2008, previously filed with the SEC on March 14, 2008 as Exhibit 10.18 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2008 and incorporated herein by reference.
10.110	Eighth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, dated June 11, 2008, previously filed with the SEC on June 12, 2008 as Exhibit 10.20 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2008 and incorporated herein by reference.
10.111	Ninth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated July 21, 2008, previously filed with the SEC on July 25, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.112	Tenth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated July 25, 2008, previously filed with the SEC on July 29, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit		Description
10.115		Blocked Account Control Agreement with Lockbox Services dated April 15, 2008 by and among Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and U.S. Bank, N.A., previously filed with the SEC on June 12, 2008 as Exhibit 10.18 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2008 and incorporated herein by reference.
10.128		Asset Purchase Agreement dated September 20, 2006 between Houston Energy Services Company, L.L.C. and Commerce Energy, Inc., previously filed with the SEC on September 26, 2006 as Exhibit 2.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.129		Transition Services Agreement dated September 20, 2006 among Commerce Energy, Inc. and Houston Energy Services Company, L.L.C., previously filed with the SEC on September 26, 2006 as Exhibit 2.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.130		Guaranty Agreement dated September 20, 2006 among Commerce Energy, Inc., Thomas L. Goudie, James Bujnoch, Jr., Gary Hollowell, Dustin Roach, Steve Loy and Arnold Perez, previously filed with the SEC on September 26, 2006 as Exhibit 2.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.131		Gas Supply Agreement dated September 20, 2006 by and among Pacific Summit Energy LLC and Commerce Energy, Inc. and Houston Energy Services Company, LLC, previously filed with the SEC on October 29, 2008 as Exhibit 10.80 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.132		Operating Agreement dated September 20, 2006 between Pacific Summit Energy LLC and Commerce Energy, Inc, previously filed with the SEC on October 29, 2008 as Exhibit 10.81 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.133	†	Security Agreement dated September 20, 2006 between Pacific Summit Energy LLC and Commerce Energy, Inc, previously filed with the SEC on October 29, 2008 as Exhibit 10.82 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.134	†	Blocked Account Control Agreement (with Lockbox Services) dated September 20, 2006 by and among Commerce Energy, Inc., Pacific Summit Energy LLC and Wachovia Bank NA, previously filed with the SEC on October 29, 2008 as Exhibit 10.83 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.135		Base Contract for Sale and Purchase of Natural Gas dated September 20, 2006 between Commerce Energy, Inc. and Pacific Summit Energy LLC, previously filed with the SEC on October 29, 2008 as Exhibit 10.84 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.136		APX Settlement and Release of Claims Agreement dated as of January 5, 2007 by and among the Settling Parties, including Commonwealth Energy Corporation (n/k/a Commerce Energy, Inc.), previously filed with the SEC on March 19, 2007 as Exhibit 10.2 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.137		Settlement Agreement and Mutual Release dated June 11, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Peter Weigand and American Communications Network, Inc., previously filed with the SEC on June 12, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.138		Asset Purchase Agreement dated October 23, 2008 by and between Commerce Energy, Inc. and Ambit Energy, L.P., previously filed with the SEC on October 29, 2008 as Exhibit 2.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.139	Letter Agreement dated November 11, 2008 by and between Commerce Energy Group, Inc. and Universal Energy Group Ltd., previously filed with the SEC on November 12, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
14.1	Commerce Energy Group, Inc. Code of Business Conduct and Ethics, previously filed with the SEC on November 15, 2004 as Exhibit 14.1 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.

†
Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

QuickLinks

TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors .
  Item 1B. Unresolved Staff Comments .
  Item 1C. Executive Officers of the Registrant .
  Item 2. Properties .
  Item 3. Legal Proceedings .
  Item 4. Submission of Matters to a Vote of Security Holders .
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
  Item 6. Selected Financial Data .
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data .
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A(T). Controls and Procedures .
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance .
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
COMMERCE ENERGY GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
COMMERCE ENERGY GROUP, INC. CONSOLIDATED BALANCE SHEETS
COMMERCE ENERGY GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
COMMERCE ENERGY GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
COMMERCE ENERGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share and per kWh amounts)
EXHIBIT INDEX