Form 10-K/A
period 2008-07-31
COMMERCE ENERGY GROUP, INC.
filed 2008-11-26
CIK 1274150

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

 EXPLANATORY NOTE

        Commerce Energy Group, Inc. ("we," "us," or the "Company") is filing this amendment on Form 10-K/A ("Amendment No. 1") to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (the "2008 Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC") on November 13, 2008, to include the information required by Part III of Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement that is filed with the SEC no later than 120 days after the end of the fiscal year covered by the Form 10-K. Since we do not intend to file a definitive proxy statement within 120 days of the fiscal year ended July 31, 2008, we are hereby amending the 2008 Form 10-K to provide the information required by Part III of Form 10-K. In addition, Item 15 of Part IV of the 2008 Form 10-K has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2. We are also amending the 2008 Form 10-K to contain a currently dated consent of Hein & Associates LLP, our independent registered public accounting firm, which consent is attached to this Amendment No. 1 as Exhibit 23.1.

        For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have amended and restated Items 10 through 15 of our 2008 Form 10-K in their entirety. No attempt has been made in this Form 10-K/A to modify or update any other disclosures presented in the 2008 Form 10-K.

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Our Amended and Restated Certificate of Incorporation, or our Certificate of Incorporation, and our Second Amended and Restated Bylaws, or our Bylaws, provide for a "classified" Board of Directors. The number of authorized directors is currently seven. At present, there are two Class II directors, whose terms expire at the next annual meeting of stockholders; three Class III directors, whose terms expire at the Company's annual meeting of stockholders to be held after the completion of fiscal 2009; and two Class I directors, whose terms expire at the Company's annual meeting of stockholders to be held after the completion of fiscal 2010. The following table sets forth information regarding our directors, including their ages as of October 16, 2008, and business experience during the past five years. Each of our directors has served continuously as one of our directors since the date indicated in his biography below.

Name	Age	Principal Occupation and Other Information
Class I Directors
Rohn Crabtree	53

Mr. Crabtree has served as a director and member of the Board since February 2008. He is a member of the Audit, Nominating and Corporate Governance Committees of the Board. Mr. Crabtree has been a partner of Nautilus Renewables LLC, a private equity fund investing in the renewable energy sector, since November 2006. Mr. Crabtree is also the President and Chief Executive Officer of Newport Energy Holdings, LLC, a company focused on investments in electric generation assets, which he founded in March 2004.
From April 1998 to March 2004, Mr. Crabtree held various management positions with Calpine Corporation, a large independent power producer and marketer. These positions included President and Chief Executive Officer of Calpine Canada Power Ltd., a subsidiary of Calpine Corporation; Manager of the Calpine Power Income Fund; Senior Vice President, Finance and Senior Vice President, Business Development.

Name	Age	Principal Occupation and Other Information
Gary J. Hessenauer	55

Mr. Hessenauer has served as a director of the Company since August 2005. He is a member of the Audit and Compensation Committees of the Board.
Since July 2007, Mr. Hessenauer has served as Chief Executive Officer of Applied Utility Systems, Inc., or Applied Utility, a provider of emissions control solutions for the energy sector. Applied Utility is a subsidiary of Catalytic Solutions, Inc. In addition, since 2003, Mr. Hessenauer has been an investor and advisor to early stage companies. From 2002 to 2003, Mr. Hessenauer served as President and Chief Executive Officer of Sixth Dimension, an energy technology company that developed solutions for real-time monitoring and control of dispersed energy assets.
Prior to that, he served as Senior Vice President of Sempra Energy Solutions, a retail energy services provider that also provided non-regulated energy marketing and trading services. Sempra Energy Solutions was a subsidiary of Sempra Energy, a large distributor of natural gas and electricity that is listed on the New York Stock Exchange.

Class II Directors
Charles E. Bayless	65

Mr. Bayless has served as a director of the Company since July 2004. He is a member of the Audit, Nominating and Corporate Governance and Committees of the Board.
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

Name	Age	Principal Occupation and Other Information
Mark S. Juergensen	48

Mr. Juergensen has served as a director of the Company since December 2003. He also served as a director of Commonwealth Energy Corporation, the predecessor corporation to the Company, from May 2003 to July 2004. Mr. Juergensen is a member of the Compensation Committee of the Board and is the Chair of the Nominating and Corporate Governance Committee. He also has served as a director of Commerce Energy, Inc. from May 2003 to the present and as a director of Skipping Stone Inc. and Utilihost, Inc., both former subsidiaries of the Company, from August 2005 to January 2006.
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
From June 2000 to January 2007, he served as Vice President and Co-Founder of Predict Power, an energy solution software company. From February 1995 to June 2000, he served in multiple management positions, including as a commercial Manager, for Solar Turbines, Caterpillar's gas turbine division. From February 1992 to February 1995, he served as Director of Management Services for Sterling Energy International, a power generation management consulting firm he co-founded.

Class III Directors
Gregory L. Craig	44

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
From 1990 to November 2005, Mr. Craig served as Chief Executive Officer of Cook Inlet Energy Supply, LLC, a multi-billion dollar revenue North America energy supply services company that he founded.

Name	Age	Principal Occupation and Other Information
Dennis R. Leibel	64

Mr. Leibel has served as a director of the Company since December 2005 and served as Chairman of the Board of Directors of the Company from December 2007 to February 2008. He is a member of the Audit Committee of the Board and is the chair of the Compensation Committee.
He has served as a founding partner of Esquire Associates LLC, a financial advisory and consulting firm, since 1998. Mr. Leibel is also a private investor and previously served as a senior financial and legal executive with AST Research Inc. and Smith International, Inc.
Mr. Leibel has been a member of the Board of Directors of Microsemi Corporation since May 2002 and served as its chairman since July 2004. He has also served on the Board of Directors of DPAC Technologies Corp., a device networking and connectivity solutions company, since February 2006.

Robert C. Perkins	69

Mr. Perkins has served as a director of the Company since December 2003. He served as Chairman of the Board of Directors from May 2005 to December 2007.
He also served as a director of Commonwealth Energy Corporation, the predecessor corporation to the Company, from January 1999 to January 2006. Mr. Perkins is a member of the Nominating and Corporate Governance Committee of the Board and is the Chair of the Audit Committee.
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

Information with Respect to Our Executive Officers

        Information regarding our executive officers is included in Item 1C of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and is hereby incorporated herein by reference.

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

        To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during fiscal 2008, and except as disclosed in the following paragraph, our officers, directors and beneficial owners of more than 10% of our Common Stock complied with all Section 16(a) filing requirements during fiscal 2008.

        The following non-employee directors made late filings of a Form 3 or Form 4 under Section 16(a) of the Exchange Act: Charles E. Bayless made a late Form 4 filing related to one transaction; Rohn Crabtree made a late initial Form 3 filing related to his appointment as a board member. The following executive officer made a late filing of a Form 3 or Form 4 under Section 16(a) of the Exchange Act: David J. Yi, Chief Risk Officer, made a late Form 4 filing related to a grant of options.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees including our principal executive officer, principal financial officer and principal accounting officer and all of our other officers and employees. Our Code of Business Conduct and Ethics is available on our website at http://investors.commerceenergy.com/phoenix.zhtml?c=1817058&p=
irol-govconduct. We intend to disclose amendments to, or waivers from a required provision of our the Code of Business Conduct and Ethics by including such information as an exhibit in future filings with the SEC. Copies of each of these documents also may be obtained upon request, without charge, by contacting our Investor Relations Department at (714) 259-2500 or by writing to us at Commerce Energy Group, Inc., 600 Anton Boulevard, Suite 2000, Costa Mesa, California 92626, Attn: Investor Relations Manager.

Audit Committee and Audit Committee Financial Expert

        The current members of the Audit Committee are Charles E. Bayless, Rohn Crabtree, Gary J. Hessenauer, Dennis R. Leibel and Robert C. Perkins (Chairman). Our Board of Directors has determined that each member of the Audit Committee is "independent" as defined under the rules of the SEC and the American Stock Exchange. Furthermore, the Board of Directors has determined that Mr. Perkins, the Chairman of the Audit Committee, is an "audit committee financial expert" as defined under the rules of the SEC.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis for Named Executive Officers

Overview—Compensation Objectives

        The primary objective of the Compensation Committee of our Board of Directors with respect to executive compensation is to attract, retain and motivate the best possible executive talent. The focus is to tie short and long-term cash and equity incentives to the achievement of measurable corporate objectives and to align executives' incentives with stockholder value creation. To achieve these objectives, the Compensation Committee has adopted a compensation approach that ties a portion of the executives' overall compensation to our operational performance and a portion to their attainment of individually-assigned goals designed to expand our business and improve our internal structures and processes.

        We endeavor to match market compensation levels through competitive base salaries, cash bonuses and equity grants. We compete for key personnel on the basis of (i) our vision of future success; (ii) our culture and company values; (iii) the cohesiveness and productivity of our teams; and (iv) the excellence of our technical and management personnel. In all of these areas, we compete with other energy companies, where there is significant competition for talented employees. While the Company places an emphasis on recruiting in the national energy sector for senior and key executive talent, it also recruited from a broader "all industry" group of public and private companies based primarily in Southern California and Texas, the two principal markets in which we operated in fiscal 2008. Accordingly, our compensation philosophy has been to maintain an aggressive and flexible pay posture for total compensation, as well as other components of total compensation. In addition, with the same competitive pay issues to consider, our Compensation Committee has developed incentive bonus and equity plans designed to align stockholder and employee interests.

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

        The compensation of our executive officers is based in part on the terms of employment agreements and offer letters we entered into with several of our executive officers, which set forth the initial base salaries and initial option and restricted stock grants for our executive officers, as well as the terms of our cash Bonus Program. See "Employment Agreements" and "Cash Bonus Program" below.

        In fiscal 2008, we believe that our compensation offering for executive officer talent of base salary, bonus program and equity grant provided a competitive compensation package to attract, retain and motivate quality management talent. The establishment of financial targets as our goals in the Bonus Program reinforced two other compensation goals; namely, alignment of our executive officers' compensation with our business objectives and the interests of our stockholders and the fostering of a goal-oriented, highly motivated management team whose participants have a clear understanding of business objectives and shared corporate values. As our business did not perform to our expectation in fiscal 2008, this reflected in no bonuses being paid with the exception of a special sign-on bonus to our new chief operating officer.

        In fiscal 2008, we hired a new management team. In January 2008, C. Douglas Mitchell replaced J. Robert Hipps as interim chief financial officer, and in July 2008, the Board removed the interim designation from the Mr. Mitchell's chief financial officer title. In February 2008, we hired Gregory L. Craig as the Company's chief executive officer and in March 2008, Michael J. Fallquist joined the Company as its chief operating officer. Finally, in July 2008, John H. Bomgardner joined the Company as senior vice president and general counsel.

Role of Our Compensation Committee

        Our Compensation Committee approves, administers and interprets our executive compensation and benefit policies. Our Compensation Committee was appointed by our Board of Directors, and consists entirely of directors who are "outside directors" for purposes of Section 162(m) of the Internal Revenue Code, as amended, or the Code, and "non-employee directors" for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee is comprised of Gary J. Hessenauer, Mark S. Juergensen and Dennis R. Leibel. Mr. Leibel is our Compensation Committee chairperson.

  Role of the Executive Officers and Compensation Consultants in Compensation Decisions

        The Compensation Committee considered recommendations from Steven S. Boss, our former chief executive officer, in determining executive compensation prior to his resignation in February 2008.

While Mr. Boss discussed his recommendations with the Compensation Committee, he did not participate in determining his own compensation. In making his recommendations, Mr. Boss received input from our Human Resources department in both fiscal 2008 and 2007. In addition, in connection with the Compensation Committee's establishment of Potential Bonus Percentages for the named executive officers under the Bonus Plan in fiscal 2008, discussed in greater detail below, Mr. Boss engaged a human resources consulting company to provide to him an executive pay benchmarking survey which provided estimates of base and total annual cash compensation for positions similar to the top executive officer positions in the Company, matching job title and organization scope only paid in 2007 for 2006 performance. This study included the following U.S. benchmarking surveys:

Employers Group	Industry: Service Revenue: $200 million - $500 million
Comp. Analyst	Industry: Energy & Utilities Revenue: $200 million - $500 million
Watson Wyatt	Industry: All Revenue: $200 million - $500 million

        The data in the benchmarking survey illustrated that total cash compensation for fiscal 2007 for the following executive officers of the Company was lower than 50th Percentile of all the data in the sample when ranked from low to high, chief executive officer (-21.8%); and vice president of operation (-25.6%); while the following positions were above the 50th Percentile: chief financial officer (2.7%); chief risk officer (29.9%) and chief information officer (36.1%). This information was minimally considered by the Compensation Committee in establishing the Potential Bonus Percentages under the Bonus Program for fiscal 2008. This study was not considered by the Compensation Committee in connection with any other compensation decision made in fiscal 2008, including hiring any of the members of the new management team as discussed below.

        In fiscal 2007, Mr. Boss consulted the 2007 Employers Group Compensation survey and during both fiscal years he had access to on-line compensation data at other publicly-traded companies. This information also was available to our Compensation Committee. None of our other executive officers participated in the Compensation Committee's discussions regarding executive compensation. The Compensation Committee considered the business goals set for fiscal 2008, as well as changes in corporate market focus and goals for the next fiscal year. The Compensation Committee reviewed with our management the business plans for the new fiscal year relative to the prior fiscal year.

        When Mr. Craig joined the Company as chief executive officer, he discussed his recommendations regarding compensation matters relating to executive officers with the Compensation Committee. Other than reviewing on-line compensation data of other publicly-traded companies and compensation data provided by executive search firms, Mr. Craig did not engaged any consultants or advisors or rely on any specifically commissioned compensation reports or studies.

        In July 2008, the Board delegated to Mr. Craig the authority to grant options to purchase 300,000 shares of the Common Stock to persons other than officers, directors or greater than 10% shareholders of the Company at exercise prices no less than the fair market value on the date of grant and consistent with all stock option granting policies and procedures established from time to time by the Compensation Committee acting in its capacity as administrator of the Company's Amended and Restated 2006 Stock Incentive Plan, or the 2006 Stock Incentive Plan, or other stock equity plans.

        The Compensation Committee did not delegate any of its functions to others in determining executive compensation.

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

  •
  established a practice of prospectively reviewing the performance of, and determining the compensation earned, paid or awarded to our chief executive officer independent of input from him; and

  •
  established a policy to review on an annual basis the performance of our other executive officers with assistance from our chief executive officer and determining what we believe to be appropriate total compensation.

Components of our Compensation Approach

        Our compensation approach consists of five components:

  •
  base salary;

  •
  annual cash bonuses;

  •
  discretionary bonuses;

  •
  equity-based incentives; and

  •
  other benefits.

        We chose to build our executive compensation approach around these elements because we believe that together they have been and will continue to be effective in achieving our overall objectives. We utilize short-term compensation, including base salary and cash bonuses, to motivate and reward our key executives. The use and weight of each compensation element is based on a subjective determination by the Compensation Committee of the importance of each element in meeting our overall objectives. We believe that the proportion of compensation at risk should increase as an employee's level of responsibility increases. We believe that, in addition to base salaries and bonuses, stock option grants and restricted stock awards are the primary compensation-related motivator in attracting and retaining qualified employees. Although our Compensation Committee has in the past engaged the services of compensation consultants, in fiscal 2008, the Compensation Committee did not engage the services of a compensation consultant.

         Base Salary.    Base salaries will typically be used to recognize the experience, skills, knowledge and responsibilities required of each executive officer, as well as competitive market conditions. The base salaries of our named executive officers are reviewed on an annual basis and adjustments are made to reflect performance-based factors, as well as competitive conditions. We do not apply specific formulas to determine increases.

        In fiscal 2008, base salaries were approved for the following new executive officers: Gregory L. Craig, our chief executive officer, at $450,000 per year (commencing February 20, 2008); Michael J. Fallquist, our chief operating officer, at $225,000 per year (commencing March 10, 2008); and John H. Bomgardner, our senior vice president and general counsel, at $225,000 (commencing July 21, 2008). In June 2008, the Compensation Committee, acting upon the recommendation of Mr. Craig, adjusted Mr. Fallquist's base salary from $225,000 to $275,000. Mr. Craig realized that after working with executive recruiters to fill other positions within the Company, he had proposed a lower than market base salary for Mr. Fallquist.

        Also in fiscal 2008, C. Douglas Mitchell transitioned from being the Company's interim chief financial officer (commencing January 28, 2008) to being the Company's chief financial officer. Mr. Mitchell who is a partner of Tatum, LLC, an executive services and consulting firm or Tatum, has and will remain a partner in Tatum while serving as an officer and employee with the Company. Mr. Mitchell initially was being paid a base salary of $37,500 per month under an Interim Services Agreement with Tatum, with 70% of such compensation being paid to Mr. Mitchell and 30% being paid to Tatum. In July 2008, the Compensation Committee, after paying a placement fee to Tatum, approved an agreement with Mr. Mitchell making him the chief financial officer at an annual base salary of $275,000.

        The base salaries for Messrs. Boss, Hipps and Mr. Ulry remained unchanged in fiscal 2008.

         Annual Cash Bonus Program.    We believe that as an employee's level of responsibility increases, a greater proportion of the individual's cash compensation should be variable and linked to both quantitative and qualitative expectations, including key operational and strategic metrics. To that end, in fiscal 2007, we established the Commerce Energy Group, Inc. Bonus Program, or the Bonus Program, which is administered by the Compensation Committee.

        The Bonus Program is only operational for any fiscal year in which the Company achieves a positive Net Income for the applicable Plan Year. Under the Bonus Program, Net Income is defined as the Company's net income from operations, including interest income and expense, for any Fiscal Year after bonus accruals under the Bonus Program are deducted.

        Bonus payments to the chief executive officer and the other named executive officers are based (i) the Company meeting or exceeding the Net Income targets established by the Compensation Committee at the beginning of each fiscal year; and (ii) the named executive officer meeting his or her individual target goals set by the Compensation Committee for the applicable fiscal year. A bonus award for each participating named executive officer is calculated based upon the product of (a) the named executive officer's base annual salary as of April 30 of the applicable fiscal year; (b) the named executive officer's potential bonus percentage which is assigned by the Compensation Committee based upon the level of the named executive officer position (e.g., chief executive officer, named executive officers other than the chief executive officer, etc.); and (c) the named executive officer's earned bonus percentage based upon the attainment of certain individual goals set by the Compensation Committee with recommendations from the chief executive officer, and reduced (but not below zero) by amount, if any, from the Company's commission incentive program.

        The Compensation Committee set the following Net Income Targets and Potential Bonus Percentages for the Bonus Plan in fiscal 2008:

Named Executive Officer	Level I Net Income Target	Level II Net Income Target	Level III Net Income Target	Level IV Net Income Target
	$6,000,000	$7,000,000	$8,000,0000	$9,000,000+
CEO Potential Bonus Percentage	30%	40%	50%	70%
NEOs (other than CEO) Potential Bonus Percentage	30%	40%	50%	70%

        In fiscal 2008, the Company did not achieve positive Net Income, accordingly, the Bonus Program was not operational and no annual bonuses were or will be paid.

        For purposes of determining the Earned Bonus Percentage, the Compensation Committee assigned to the chief executive officer, Steven S. Boss and Thomas L. Ulry, specific individual objectives in several of the following categories: (i) increase in overall Company financial performance; (ii) increase in investor awareness; (iii) financial risk management; (iv) peer and leadership development; and (v) customer maintenance and growth. Each category was assigned a specific percentage weight at the commencement of the Bonus Program.

        By the time the new management team had been engaged, it appeared likely that the Bonus Program would not become operational for fiscal 2008; accordingly, the Compensation Committee did not assign specific individual objectives to each member of the new executive management team. The Compensation Committee and new management team were in agreement that the common goal was to execute on a turn-around plan. It was agreed that after the end of fiscal 2008, the Compensation Committee would assess the financial circumstances of the Company and determine whether it was appropriate to grant discretionary bonuses for services rendered in fiscal 2008. To date, the Compensation Committee has granted no bonuses to the current chief executive officer or to the other current named executive officers.

        Notwithstanding the fact that no bonus payments were made under the fiscal 2008 Bonus Program, in fiscal 2007, the Company achieved positive Net Income of $3.6 million and the Bonus Plan became operational. In fiscal 2007, the Compensation Committee set the following Net Income targets and Potential Bonus Percentages for the Bonus Program:

Named Executive Officer	Level I Net Income Target	Level II Net Income Target	Level III Net Income Target	Level IV Net Income Target
	$1,350,000 - $2,999,999	$3,000,000 - $3,999,999	$4,000,000 - $4,999,999	$5,000,000+
CEO Potential Bonus Percentage	20%	30%	45%	70%
NEOs (other than CEO) Potential Bonus Percentage	12%	18%	25%	40%

        In fiscal 2007, the Potential Bonus Percentages for the chief executive officer, Steven S. Boss, was 30% and the Potential Bonus Percentages for the other named executive officer, Thomas L. Ulry, was 18%.

        In determining the Earned Bonus Percentage, the Compensation Committee assigned to the chief executive officer and each of the other named executive officers specific individual objectives in several of the following categories: (i) increase in overall Company financial performance; (ii) increase in investor awareness; (iii) financial risk management; (iv) peer and leadership development; and (v) customer maintenance and growth. Each category was assigned a specific percentage weight at the commencement of the Bonus Plan.

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

Named Executive Officer	Performance Factor	Weight
Steven S. Boss	Financial—Target Net Income greater than $1,350,000	70%
	Investor—Increase investor awareness/increase institutional or strategic investors year-over-year.	20%
	Leadership—internal team building goals.	10%
Thomas L. Ulry	Financial—Target Net Income greater than $1,350,000	40%
	Improve profitability by originating gross margin of $18 million	30%
	Increase customer growth by at least 98,000 new customer accounts	10%
	Achieve at least an 80% customer renewal rate	10%
	Internal team building goals.	5%
	Timely complete reviews of all employees.	5%

        In fiscal 2007, the earned bonus percentage for Steven S. Boss, our chief executive officer, was 90%. The reason for Mr. Boss not realizing the maximum earned bonus percentage was a subjective determination by the Compensation Committee that sufficient progress was not made on the third performance factor, team building initiatives. The earned bonus percentage for Thomas L. Ulry, our senior vice president, sales and marketing, was 100%, the Committee determining that Mr. Ulry had met or exceed each individual performance factor.

        As a result, Mr. Boss's bonus for fiscal 2007 was $111,242 or 27% of his base salary as of April 30, 2007 and Mr. Ulry's bonus for fiscal 2007 was $45,538, or 18% of his base salary as of April 30, 2007. The bonus amounts for Messrs. Boss and Ulry which relate to fiscal 2007 were paid in November 2007.

         Discretionary and Other Bonuses.    The Compensation Committee has the discretion to award discretionary bonuses to named executive officers. In fiscal 2008, the Compensation Committee, did not award any discretionary bonus to a named executive officer. However, in fiscal 2008, we paid a $50,000 bonus to Michael J. Fallquist, the Company's chief operating officer, pursuant to the terms of his employment agreement. The mandatory payment was due upon completion of 90 days of employment.

        In connection with the negotiations to induce Mr. Craig to join the Company, the Compensation Committee included a "Company Sale Bonus" provision in Mr. Craig's Employment Agreement. During the time that Mr. Craig is employed by the Company, Mr. Craig shall receive a bonus equal to 2% of the amount by which the Company's market capitalization on the date that a Change of Control, as defined in the Employment Agreement, takes place, exceeds U.S. $91,126,854. Such bonus is payable within 30 days after such Change of Control occurs. The Compensation Committee believed that providing this provision, together with the option and restricted stock grants discussed below, were essential to persuading Mr. Craig to accept to position of chief executive officer in February 2008.

        Other than as described above, we have not paid any significant signing or promotion bonuses to our named executive officers, nor have we guaranteed any future bonuses to our named executive officers.

         Equity-Based Incentives.    Salaries and bonuses are intended to compensate our named executive officers for short-term performance. We also have adopted an equity incentive approach intended to reward longer-term performance and to help align the interests of our named executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards performance by our named executive officers through the use of equity incentives. Our equity incentive plans have been established to provide our employees, including our named executive officers, with incentives to help align those employees' interests with the interests of our stockholders. Our equity incentive plans have provided the principal method for our named executive officers to acquire equity interests in the Company.

        The size and terms of the initial option grant and restricted share award made to each executive officer upon joining us are primarily based on competitive conditions applicable to the executive officer's specific position and are set forth in the executive officer's employment agreement or offer letter from us. In addition, the Compensation Committee considers the number of options and restricted shares owned by other executives in comparable positions within the Company when granting options and restricted shares.

        The equity awards we make to our named executive officers will be driven by our sustained performance over time, our named executive officers' ability to impact our results that drive stockholder value, their level of responsibility within the Company, their potential to fill roles of increasing responsibility, and competitive equity award levels for similar positions in comparable companies. Equity forms a key part of the overall compensation for each named executive officer and will be considered each year as part of the annual performance review process and incentive payout calculation.

        All equity awards to our employees, officers and directors, are have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value on the date of grant based on the valuation determined by the compensation committee of the Board of Directors or the Board itself.

        We do not have a formal policy regarding the granting of equity, or the purchase and retention of equity, by our named executive officers.

        During fiscal 2008, we made the following grants of stock options and awards of restricted stock to the members of our new management team:

Name	Grant Date	Number of Shares of Stock	Exercise Price Per Share	Vesting
Gregory L. Craig	2/20/08	250,000	$1.26	100% on Grant Date
Michael J. Fallquist	3/17/08	125,000	$1.05	100% on Grant Date
C. Douglas Mitchell	7/16/08	83,333	$1.12	100% on Grant Date
John H. Bomgardner	7/21/08	50,000	$1.17	100% on Grant Date

Name	Grant Date	Number of Shares of Restricted Stock	Vesting
Gregory L. Craig	2/20/08	500,000	300,000 Vested on Grant Date; 100,000 on 2/20/09; 100,000 on 2/20/10.
Michael J. Fallquist	3/17/08	250,000	150,000 vested on Grant Date; 50,000 on 3/17/09; 50,000 on 3/17/10.
C. Douglas Mitchell	7/16/08	166,667	100,000 vested on Grant Date; 33,333 on 7/16/09; 33,334 on 7/16/10.
John H. Bomgardner	7/21/08	100,000	60,000 vested on Grant Date; 20,000 on 7/21/09; 20,000 on 7/21/10.

        The exercise price of each option award in fiscal 2008 was made at the fair market value of a share of the Company's common stock, which is the closing price on the American Stock Exchange, or AMEX. Acting upon the recommendation of the Mr. Craig, the new chief executive officer, who believed that the senior management team should have their fiscal 2008 options immediately vested in the same manner as his options, the Compensation Committee acted consistently and immediately vested each grant. For more information about the options and the restricted stock awards granted to the above-referenced named executive officers during fiscal 2008, see the "Grants of Plan Based Awards in Fiscal 2008" below.

        The differences in the amounts of options and restricted stock granted in fiscal 2008 among the above-referenced named executive officers were primarily based upon the responsibility of the position within the Company, historical practices for similar named executive officers and individual negotiation with the Compensation Committee based upon the immediacy of the need for the Company to fill the position.

         Perquisites and Other Benefits.    We have a 401(k) Plan in which substantially all of our employees are entitled to participate. Employees contribute their own funds, as salary deductions, on a pre-tax basis. Contributions may be made up to Plan limits, in accordance with government limitations. The Plan permits us to make matching contributions if we choose and we have historically provided matching contributions of up to 3%, based on 50% of the employees' contributions of up to 6% of defined compensation. We also offer an Amended and Restated 2005 Employee Stock Purchase Plan, or the ESPP, which became effective in July 2006. The ESPP, which has been approved by our Board of Directors and our stockholders, provides for eligible employees to purchase our Common Stock through payroll deductions. The ESPP generally allows employees to elect to purchase our Common Stock each month in an amount not to exceed an annual rate of accrual of $25,000 per calendar year in fair value of our Common Stock at the lower of the first or last day's closing price for each month's offering period, less a discount of 15%. The ESPP does not discriminate between executive and non-executive employees. We provide health care, dental, vision and life insurance, employee assistance plans and both short- and long-term disability, accidental death and dismemberment benefits to all full-time employees, including our named executive officers. We believe these benefits are comparable with companies with which we compete for employees. These benefits are available to all employees, subject to applicable laws. Certain of these plans require varying levels of employee contributions including deductibles and co-pays depending on the plans chosen by the employee. These contributions are the same for all employees including our named executive officers, excluding Mr. Mitchell who received health and disability insurance through Tatum, LLC, a portion of which are reimbursed by the

Company. Gregory L. Craig and Michael J. Fallquist, our chief executive officer and chief operating officer, respectively, each has a vehicle allowance and is reimbursed for hotel expenses for occasional overnight stays near the Company's headquarters. For valuation of perquisites and other benefits provided during fiscal 2008 and 2007, see the footnotes to the "Summary Compensation Table" below.

Severance and Termination Protection

         Employment and Letter Agreements.    Under their employment and letter agreements, Messrs. Craig, Boss, Fallquist, Mitchell, Bomgardner, Hipps, Lopez and Ulry are entitled to certain severance and change of control benefits, the terms of which are described in detail below under "Employment Contracts" and "Letter Agreements."

         Acceleration of Vesting of Equity-Based Awards.    In the event of a change in control of us, certain provisions of our 1999 Equity Incentive Plan, the 2006 Stock Incentive Plan and the Fallquist Incentive Plan allow, at the discretion of the Compensation Committee for up to the full acceleration of unvested equity awards in the event an acquirer neither assumes awards outstanding under these plans nor issues our award holders substitute equity awards. See "Employee Benefit Plans" below.

Accounting and Tax Considerations

        Effective August 5, 2005, we adopted the fair value provisions of Financial Accounting Standards Board Statement No. 123(R) (revised 2004), "Share-Based Payment," or SFAS 123(R). Under SFAS 123(R), we are required to estimate and record an expense for each award of equity compensation (including stock options) over the vesting period of the award.

        Internal Revenue Code Section 162(m) limits the amount that we may deduct for compensation paid to our chief executive officer and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of "performance-based compensation." In the past, including in fiscal 2008 and fiscal 2007, annual cash compensation to our named executive officers has not exceeded $1,000,000 per person, so the compensation has been deductible. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation, and accordingly, in any year, such option exercise may cause an officer's total compensation to exceed $1,000,000. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility, and in the past we have granted options that met those requirements. The Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to our named executive officers shall be designed to qualify as "performance-based compensation." However, we have included provisions in our 2006 Stock Incentive Plan designed to enable grants of options to executives affected by Section 162(m) to qualify as "performance-based" compensation. Such grants cannot qualify until they are made by a committee consisting of "outside directors" under Section 162(m). As noted above, our Compensation Committee is comprised of all outside directors as defined under Section 162(m). To maintain flexibility in compensating our named executive officers in a manner designed to promote our objectives, the Compensation Committee has not adopted a policy that requires all compensation to be deductible. However, the Compensation Committee intends to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and the Compensation Committee intends to provide future compensation in a manner consistent with our best interests and those of our stockholders.

Financial Restatements

        Our Compensation Committee does not have an established practice regarding the adjustment or recovery of awards or payment if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment previously made. The Board of Directors will determine whether to seek recovery of incentive compensation under the Bonus Program in the event of a financial restatement or similar event based on the facts and circumstances surrounding a financial or similar event, should one occur. Among the key factors that the Compensation Committee will consider is whether the executive officer engaged in fraud or misconduct that resulted in the need for a restatement.

 Summary Compensation Table

        The following table provides information regarding the compensation earned during fiscal 2008 and fiscal 2007 by our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, our Senior Vice President and General Counsel, our former Chief Executive Officer, our former interim Chief Financial Officer, our former Senior Vice President, Sales and Marketing and our former Senior Vice President, General Counsel. We refer to these executive officers as our "named executive officers" with respect to fiscal 2008.

Name and Principal Position (s)	Fiscal Year	Salary ($)		Bonus ($)			Stock Awards ($)(1)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)			All Other Compensation ($)(4)			Total ($)
Gregory L. Craig Chief Executive Officer(5)	2008		$186,923		$—			$433,847		$229,000		$—			$20,000	(6)		$869,770
C. Douglas Mitchell Chief Financial Officer(7)	2008		$149,904		$—			$113,535		$67,850		$—			$—			$331,289
Michael J. Fallquist Chief Operating Officer(8)	2008		$86,058		$50,000	(9)		$177,062		$95,413		$—			$—			$408,533
John H. Bomgardner Senior Vice President and General Counsel(10)	2008		$—		$—			$70,841		$42,525		$—			$—			$113,366
Former Officers:
Steven S. Boss Former Chief Executive Officer(11)	2008 2007	$ $	295,653 412,000	$ $	— —		$ $	— 100,084	$ $	306 141,120	$ $	— 111,242		$ $	465,788 —	(12)	$ $	761,747 764,446
J. Robert Hipps Former Interim Chief Financial Officer(13)	2008 2007	$ $	184,154 2,769	$ $	— —		$ $	— —	$ $	— —	$ $	— —		$ $	— —		$ $	184,154 2,769
Thomas L. Ulry Former Senior Vice President, Sales and Marketing	2008 2007	$ $	255,133 248,192	$ $	— —		$ $	17,793 17,744	$ $	— —	$ $	— 45,538	(15)	$ $	42,165 —	(14)	$ $	315,091 311,474
Erik A. Lopez, Sr. Former Senior Vice President, General Counsel(16)	2008 2007	$ $	64,290 86,635	$ $	— —		$ $	133,375 17,675	$ $	— 9,628	$ $	— —		$ $	200,000 —	(17)	$ $	379,665 113,938

(1)
Amounts reflect the amount of stock awards we recognized, or expensed, during fiscal 2008 and fiscal 2007, calculated in accordance with SFAS No. 123(R). See Note 2 to the Notes to Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our restricted stock awards.

(2)
Amounts reflect the amount of stock options expensed in fiscal 2008 and fiscal 2007, based on the vesting of grants made during or prior to fiscal 2008 as compensation costs for financial reporting purposes in accordance with SFAS No. 123R. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)
Consisted of bonus payments earned for fiscal 2007 under the Commerce Energy Group, Inc. Bonus Program.

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

(5)
Mr. Craig commenced serving as our Chief Executive Officer on February 20, 2008.

(6)
Pursuant to Mr. Craig's employment agreement, the Company is required to reimburse Mr. Craig for $15,000 in legal fees incurred in connection with negotiating the employment agreement and Mr. Craig received a car allowance of $5,000.

(7)
Mr. Mitchell commenced serving as our Interim Chief Financial Officer on January 28, 2008 and as our Chief Financial Officer on July 16, 2008.

(8)
Mr. Fallquist commenced serving as our Chief Operating Officer on March 7, 2008.

(9)
Pursuant to his employment agreement, Mr. Fallquist earned a $50,000 cash bonus related to the initial ninety-day period of his employment.

(10)
Mr. Bomgardner commenced serving as our Senior Vice President and General Counsel on July 21, 2008.

(11)
Mr. Boss served as our Chief Executive Officer until February 20, 2008.

(12)
Mr. Boss received $446,333 as a cash severance payment and $19,455 in group health coverage under COBRA pursuant to a separation agreement with the Company dated February 20, 2008.

(13)
Mr. Hipps served as our Interim Chief Financial Officer between July 30, 2007 and January 28, 2008.

(14)
On June 21, 2008, we entered into a Severance Agreement with Mr. Ulry in which we agreed to pay him $84,330 payable in three installments, $42,165 on June 21, 2008 and $21,084 on each of August 29, 2008 and October 31, 2008.

(15)
Does not include a discretionary bonus payment of $25,000 in fiscal 2007 awarded by the Compensation Committee to Mr. Ulry in recognition for superior performance during fiscal 2006.

(16)
Mr. Lopez served as our Senior Vice President, General Counsel, between March 26, 2007 and October 5, 2007.

(17)
Pursuant to the terms of a separation and general release agreement dated October 5, 2007, Mr. Lopez received a cash severance payment of $200,000 in October 2007.

Grants of Plan-Based Awards in Fiscal 2008

        The following table presents information concerning grants of plan-based awards to each of the named executive officers during the year ended July 31, 2008. The exercise price per share of each option granted to our named executive officers was equal to the fair market value of our Common Stock, as determined by our Compensation Committee on the date of the grant. No awards were issued under the Company's Bonus Program for fiscal 2008.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price per Share/ Grant Date Price ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)(1)
Gregory L. Craig	2/20/2008 2/20/2008	500,000 —	— 250,000	$ $	1.26 1.26	$ $	630,000 229,000
C. Douglas Mitchell	7/16/2008 7/16/2008	166,667 —	— 83,333	$ $	1.12 1.12	$ $	186,667 67,850
Michael J. Fallquist	3/17/2008 3/17/2008	250,000 —	— 125,000	$ $	1.05 1.05	$ $	262,500 95,413
John H. Bomgardner	7/21/2008 7/21/2008	100,000 —	— 50,000	$ $	1.17 1.17	$ $	117,000 42,525
Steven S. Boss	—	—	—		$—		$—
J. Robert Hipps	—	—	—		$—		$—
Thomas J. Ulry	—	—	—		$—		$—
Erik A. Lopez, Sr.	—	—	—		$—		$—

(1)
Amounts reflect the total fair value of stock awards or stock options granted in fiscal 2008, calculated in accordance with SFAS No. 123(R).

Outstanding Equity Awards at July 31, 2008

        The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended July 31, 2008, including the value of the stock awards.

	Option Awards							Stock Awards
											Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
										Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)
								Market Value of Shares of Stock Not Vested ($)(1)
	Number of Securities Underlying Unexercised Options at July 31, 2008 (#)
						Number of Shares of Stock Not Vested (#)
			Option Exercise Price ($)		Option Expiration Date
Name	Exercisable	Unexercisable
Gregory L. Craig	250,000 25,000 25,000	— — —	$ $ $	1.26 2.08 2.08	02/20/2014 01/31/2015 12/02/2014	200,000 — —	(2)	$ $ $	220,000 — —	— — —	$ $ $	— — —
C. Douglas Mitchell	83,333	—		$1.12	07/16/2014	66,667	(3)		$73,334	—		$—
Michael J. Fallquist	125,000	—		$1.05	03/17/2014	100,000	(4)		$110,000	—		$—
John H. Bomgardner	50,000	—		$1.17	07/21/2014	40,000	(5)		$44,000	—		$—
Steven S. Boss	—	—		$—	—	—			$—	—		$—
J. Robert Hipps	—	—		$—	—	—			$—	—		$—
Thomas J. Ulry	100,000	—		$3.50	09/13/2008	10,000	(6)		$11,000	—		$—
Erik A. Lopez, Sr.	—	—		$—	—	—			$—	—		$—

(1)
Market value based on our Common Stock's closing price of $1.10 on July 31, 2008, the last day of fiscal 2008.

(2)
A grant of 500,000 shares of restricted stock vests as follows: 300,000 shares vested on February 20, 2008, 100,000 will vest on February 20, 2009 and 100,000 will vest on February 20, 2010.

(3)
A grant of 166,667 shares of restricted stock vests as follows: 100,000 shares vested on July 16, 2008, 33,333 will vest on July 16, 2009 and 33,334 will vest on July 16, 2010; provided, however, that if Mr. Mitchell resigns without "good reason" (as defined in his employment agreement) during the first year after the award of such shares of restricted stock, he must return the initially vested 100,000 shares to the Company, or the proceeds from the sale thereof.

(4)
A grant of 250,000 shares of restricted stock vests as follows: 150,000 shares vested on March 17, 2008, 50,000 will vest on March 17, 2009 and 50,000 will vest on March 17, 2010; provided, however, that if Mr. Fallquist resigns without "good reason" (as defined in his employment agreement) during the first year after the award of such shares of restricted stock, he must return the initially vested 150,000 shares to the Company, or the proceeds from the sale thereof.

(5)
A grant of 100,000 shares of restricted stock vests as follows: 60,000 shares vest on July 21, 2008, 20,000 will vest on July 21, 2009 and 20,000 will vest on July 21, 2010; provided, however, that if Mr. Bomgardner resigns without "good reason" (as defined in his employment agreement) during the first year after the award of such shares of restricted stock, he must return the initially vested 60,000 shares to the Company, or the proceeds from the sale thereof.

(6)
Of these restricted stock shares, 10,000 were to vest on January 1, 2009. Mr. Ulry was terminated in June 2008, and these 10,000 shares were cancelled pursuant to the terms of a settlement agreement.

Option Exercises and Stock Vested in Fiscal 2008

        The following table presents certain information concerning the exercise of options and the vesting of stock awards by each of our named executive officers during fiscal 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gregory L. Craig	—	$—	300,000	$378,000
C. Douglas Mitchell	—	$—	100,000	$112,000
Michael J. Fallquist	—	$—	150,000	$157,500
John H. Bomgardner	—	$—	60,000	$70,200
Steven S. Boss	—	$—	—	—
J. Robert Hipps	—	$—	—	—
Thomas J. Ulry	—	$—	10,000	$13,500
Erik A. Lopez, Sr.	—	$—	50,000	$67,500

Pension Benefits

        None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Contribution Plans

        None of our named executive officers participate in or have account balances in non-qualified defined contribution plans maintained by us. The Compensation Committee, which is comprised solely of "outside directors" as defined for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, may elect to provide our officers and other employees with non-qualified defined contribution benefits if the Compensation Committee determines that doing so is in our best interests.

Deferred Compensation

        None of our named executive officers participates in or has account balances in deferred compensation plans or arrangements maintained by us.

Employment Agreements

  Gregory L. Craig, Chairman and Chief Executive Officer

        On February 20, 2008, the Board appointed Gregory L. Craig as the Company's Chairman of the Board, Chief Executive Officer and a Class III Director. Pursuant to an employment agreement with Mr. Craig dated February 20, 2008, (the "Employment Agreement"), Mr. Craig will receive an annual base salary of $450,000 and is eligible to participate in all executive bonus and compensation plans of the Company, including the Bonus Program. In connection with his employment, Mr. Craig was granted on February 20, 2008 a non-qualified stock option to purchase 250,000 shares of Common Stock (the "Option") at an exercise price equal to $1.26 per share, equal to 100% of the fair market value of a share of Common Stock on the date of grant, as defined in the 2006 Stock Incentive Plan. The Option was fully vested on the date of grant. Mr. Craig also was awarded on February 20, 2008, 500,000 shares of restricted stock, 300,000 shares of which vested on the date of the award, with the remaining 200,000 shares vesting in two equal installments of 100,000 shares each on the next two anniversary dates of the award. The Employment Agreement has no specific term and is subject to termination by either the Company or Mr. Craig without cause upon 60 days written notice.

        In the event of a change in control (as defined in the Employment Agreement), Mr. Craig will be entitled to receive a sale bonus in an amount equal to two percent (2%) of the amount by which the Company's market capitalization on the date of the Change of Control, as defined in the Employment Agreement, exceeds $91,126,854.

        The Employment Agreement provides that if Mr. Craig is terminated without cause or if he resigns for good reason, Mr. Craig will be entitled to a severance payment equal to twelve 12 months of his then current base salary payable over a 12-month period, plus reimbursement for insurance premiums relating to continued health coverage for 12 months and 12 months continued vesting of outstanding unvested stock options and restricted stock. Finally, in accordance with the Employment Agreement, the Company entered into an indemnification agreement with Mr. Craig.

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

        Mr. Mitchell was not, at any time, selected as an officer of the Company pursuant to any understanding between Mr. Mitchell and any other person. There are no family relationships between Mr. Mitchell and the directors and executive officers of the Company.

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

        Under the terms of the Employment Agreement, Mr. Mitchell will receive an annual base salary of $275,000 and will be eligible to participate in all bonus plans applicable to senior executives of the Company. The Employment Agreement has no specified term and is subject to termination by either the Company or Mr. Mitchell without cause upon 30 days written notice. The Employment Agreement provides that if Mr. Mitchell is terminated without cause, Mr. Mitchell will be entitled to severance equal to 12 months of his then current base salary payable over a 12-month period, continued vesting for an additional 12 months for outstanding unvested stock options and restricted stock and reimbursement for up to 12 months of amounts paid by Mr. Mitchell for medical insurance for him and his family of up to $1,200 per month. In order to qualify for severance benefits, Mr. Mitchell must execute a Separation Agreement and General Release, a form of which is attached to the Employment Agreement. Under the Separation Agreement, Mr. Mitchell must agree not to solicit the Company's employees, customers, clients or suppliers for defined periods after termination with the Company, and refrain from being connected with certain restricted businesses during any severance period.

        In addition, the Compensation Committee acted on July 11, 2008 to grant to Mr. Mitchell on July 16, 2008 pursuant to the 2006 Stock Incentive Plan (a) a non-qualified, stock option with a six-year term to purchase 83,333 shares of common stock of the Company, which option vests in full as of the date of grant, pursuant to the Option Agreement and (b) 166,667 shares of restricted stock (the "Restricted Shares") pursuant to the Restricted Stock Agreement. The Restricted Shares are subject to forfeiture and shall vest as follows: 100,000 Restricted Shares shall vest on July 16, 2008, the date of grant, 33,333 Restricted Shares shall vest on the first anniversary of the date of grant and 33,334 Restricted Shares shall vest on the second anniversary of the date of grant. Upon a Change in Control, as defined in the 2006 Stock Incentive Plan, all Restricted Shares will immediately vest in full. In addition, if Mr. Mitchell voluntarily resigns during the one year period from the date of the Employment Agreement, he agreed to return to the Company the initially vested 100,000 Restricted Shares, or if he sold the shares, the proceeds of such sale.

        Under the terms of the Services Agreement, Tatum and the Company confirm their mutual understanding of the terms and conditions upon which Tatum made available Mr. Mitchell, a partner of Tatum, to the Company in connection with an employment relationship with the Company. While Mr. Mitchell will remain a partner of Tatum and have access to Tatum's intellectual capital to be used in connection with Mr. Mitchell's employment relationship with the Company, Tatum will have no supervision, direction or control over Mr. Mitchell with respect to the services provided by Mr. Mitchell to the Company. As a Tatum partner, Mr. Mitchell has agreed to transfer to Tatum 15% of the aggregate amount of the Company's common stock received by him as compensation in the form of option or restricted stock awards. The Company and Tatum also agreed that the prior agreement between them relating to Mr. Mitchell dated January 14, 2008 in which Mr. Mitchell served as Interim Chief Financial Officer of the Company would terminate, effective July 16, 2008, and have no further force of effect, except with respect to certain terms that were intended to survive termination. In connection with entering into the Services Agreement, the Company agreed to pay Tatum $110,000 in two installments of $55,000 each, the first installment being due on or before September 15, 2008 and the second installment being due on or before December 31, 2008.

  Michael J. Fallquist, Chief Operating Officer

        On March 7, 2008, the Board appointed Michael J. Fallquist as the Chief Operating Officer of the Company, effective March 10, 2008. Pursuant to an employment agreement with Mr. Fallquist dated March 10, 2008 (the "Fallquist Employment Agreement"), Mr. Fallquist will receive an annual base salary of $225,000 and is eligible to participate in all bonus plans applicable to senior executive officers established by the Board, including the existing Bonus Program. The Employment Agreement has no specific term and is subject to termination by either the Company or Mr. Fallquist without cause upon 60 days written notice.

        In connection with his employment, on March 17, 2008, Mr. Fallquist was (i) granted an option to purchase 125,000 shares of Common Stock (the "Option") at an exercise price per share equal to $1.05 per share, equal to 100% of the fair market value of a share of Common Stock on the date of grant, as defined in the Commerce Energy Group, Inc. Fallquist Incentive Plan (the "Fallquist Incentive Plan"), and (ii) award 250,000 shares of restricted stock (the "Restricted Shares"). The Option has a term of six years and vested in full on the date of grant and the Restricted Shares vest as follows: 150,000 shares on the date of the award, with the remaining shares vesting in equal 50,000 share increments on each of the first and second anniversary dates of the award. To the extent that Mr. Fallquist voluntarily resigns without Good Reason, as defined in the Fallquist Employment Agreement, within the first twelve months of employment, he will be obligated to return to the Company the initially vested 150,000 restricted shares, or if he sold such shares, the proceeds of the sale.

        The awards of the Option and the Restricted Shares were made under the Fallquist Incentive Plan, an incentive plan approved by the Board on March 7, 2008 and made effective on March 10, 2008. The Fallquist Incentive Plan, with a maximum of 375,000 shares of Common Stock to accommodate the above-referenced awards, was approved and the awards were issued without stockholder approval under an exemption from an American Stock Exchange (the "AMEX") Rule which requires that officers, directors, employees, or consultants of companies may only acquire options or stock from option and equity compensation plans which have been approved by the stockholders. The Option and the Restricted Shares were issued to Mr. Fallquist using this exemption because there were not a sufficient number of shares of Common Stock remaining in the 2006 Stock Incentive Plan.

        The Fallquist Employment Agreement provides that if Mr. Fallquist is terminated without Cause, as defined in the Employment Agreement, or if he resigns for Good Reason, Mr. Fallquist will be entitled to severance equal to 12 months of his then current base salary payable over a 12-month period, plus reimbursement for insurance premiums relating to continued health coverage for 12 months and continued vesting for an additional 12 months for outstanding unvested stock options and restricted stock.

        Under the Fallquist Employment Agreement, Mr. Fallquist agrees not to solicit the Company's employees, customers, clients or suppliers during the term of his employment and for defined periods after termination of employment with the Company, and refrain from being connected with certain restricted businesses during any severance period. Finally, in accordance with the Fallquist Employment Agreement, the Company entered into the Company's standard form of Indemnification Agreement with Mr. Fallquist dated March 10, 2008.

  Steven S. Boss, Former Chief Executive Officer—Employment Agreement

        On August 1, 2005, we entered into an employment agreement with Steven S. Boss, our former Chief Executive Officer, which was most recently amended on January 25, 2007. The employment agreement, as amended, has no specific term and is subject to termination by either the Company or Mr. Boss without cause upon 60 days written notice.

        The amended employment agreement sets forth Mr. Boss' base salary as $412,000 per year, which is subject to periodic review and to increase (but not decrease) by our Board of directors or Compensation Committee. With respect to fiscal year 2006, the employment agreement provided for Mr. Boss' eligibility for consideration for an incentive bonus calculated between 50% and 150% of base salary based upon achievement of objectives established by the Compensation Committee. For fiscal 2007 and each fiscal year thereafter, Mr. Boss was eligible to participate in the Company's Bonus Program.

        Pursuant to the employment agreement, Mr. Boss was granted an option to purchase 300,000 shares of our Common Stock at an exercise price equal to $1.80 per share, with vesting as to 100,000 shares upon hire and as to 100,000 shares on each of the first two anniversaries thereafter. In addition, pursuant to an amendment to the employment agreement dated January 25, 2007, and a restricted stock agreement dated August 1, 2005 and amended as of January 25, 2007, Mr. Boss was granted 200,000 shares of restricted stock, 50,000 shares of which vested (the Company's right to repurchase terminated) on August 1, 2006. Pursuant to the amended employment agreement and the amended restricted stock agreement, an additional 75,000 shares vested upon our achievement of net income for fiscal 2007 as confirmed in our annual report on Form 10-K for fiscal 2007 when it was filed with the SEC. The remaining 75,000 shares will vest if the Company achieves the performance target(s) established by the Compensation Committee for fiscal 2008 as confirmed in our annual report on Form 10-K for fiscal 2008 once it is filed with the SEC, subject to Mr. Boss' continued employment with the Company.

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

        For purposes of Mr. Boss' agreement:

  •
  "cause" generally means: (i) a material breach of the employment agreement, or of a Company policy or law applicable to the Company, (ii) demonstrated and material neglect of duties or failure to perform material duties following written notice and a reasonable cure period, (iii) misconduct, dishonesty, self-dealing, fraud or similar conduct, or (iv) conviction of a crime or plea of guilty or nolo contendere, with limited exceptions.

  •
  "good reason" generally means (i) a reduction in Mr. Boss' salary or benefits, except as part of a general change in compensation benefits for similarly situated executives, (ii) a failure by us to comply with the material provisions of the employment agreement or (iii) within 180 days of a change in control, as defined below; provided, that the Company has a period of 20 days after receipt of written notice from the executive to cure an event or condition described in clause (i) or (ii).

  •
  A "change in control" generally means (i) the acquisition by any person or group of our securities, after which such person or group owns more than 50% of our outstanding voting stock, (ii) a merger or consolidation involving the Company which results in the holders of the Company's outstanding voting securities immediately prior to such transaction failing to hold more than 50% of the outstanding voting power of the corporation resulting from such merger or consolidation, or (iii) the acquisition or sale of all or substantially all of our assets in a transaction or series of transactions.

        Under the employment agreement, Mr. Boss agreed not to solicit the Company's employees, customers, clients or suppliers during his employment and for a period of one year after any period in which severance payments are received, and not to compete with the Company during his employment and any period in which severance payments are received. Further, the employment agreement obligates Mr. Boss to refrain from disclosing any of our proprietary information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment. As a condition to Mr. Boss receiving severance benefits under the employment agreement, he would need to sign a release in a form customarily used by the Company for such purposes, and reaffirm the confidentiality, non-solicitation and non-competition agreements contained in his employment agreement. Finally, pursuant to the employment agreement, we entered into our standard form of indemnification agreement with Mr. Boss.

  Steven S. Boss—Separation Agreement and Standstill Agreement

        The Company entered into a Separation Agreement and General Release with Mr. Boss dated February 20, 2008, which will become effective February 28, 2008 (the "Separation Agreement"), unless it is revoked by Mr. Boss before that date (the "Effective Date"). Pursuant to the Separation Agreement, Mr. Boss is entitled to (i) a severance payment of $446,333, equal to thirteen (13) months of Mr. Boss' base salary as of the resignation date, payable in a lump sum within one business day after the Effective Date, and (ii) retain his group health coverage under COBRA for thirteen months at the Company's expense.

        Under the Separation Agreement, the Company has agreed to repurchase 75,000 shares of unvested restricted Common Stock held by Mr. Boss, pursuant to the terms of the Company's 1999 Equity Incentive Plan at par value per share, with payment for the repurchase being credited from the severance payment. In addition, Mr. Boss agreed to sell to the Company 166,000 shares of Common Stock owned by him for a price of $1.26 per share, or $209,000 in the aggregate, payable to him one business day after the Effective Date.

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

  Erik A. Lopez, Sr., Former Senior Vice President, General Counsel—Employment Agreement

        On March 26, 2007, we entered into an employment agreement with Erik A. Lopez, Sr., our former Senior Vice President and General Counsel. The employment agreement has no specific term and is subject to termination by either the Company or Mr. Lopez, Sr. without cause upon 60 days written notice.

        The employment agreement set forth Mr. Lopez's base salary as $265,000 per year, which is subject to periodic review and to increase (but not decrease) by our Board of Directors or Compensation Committee. The employment agreement also provided for Mr. Lopez's eligibility to participate in the Company's Bonus Program beginning with fiscal 2007 and for each year thereafter during the term of the employment agreement.

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

        For purposes of Mr. Lopez's agreement, "cause" generally means: (i) a material breach of the employment agreement, or of a Company policy or law applicable to the Company, (ii) demonstrated and material neglect of duties or failure to perform material duties following written notice and a reasonable cure period, (iii) misconduct that is serious in nature, dishonesty, self-dealing, fraud or similar conduct related to Mr. Lopez's conduct, (iv) having been convicted of or entered a plea of nolo contendere with respect to a felony or a crime involving fraud, dishonesty or moral turpitude, or (v) having engaged in intentional misconduct which materially damages the Company under certain circumstances. With respect to Mr. Lopez's employment agreement, the terms "good reason" and "change of control" have the same meanings set forth above under the description of Mr. Boss' employment agreement.

        Under the employment agreement, Mr. Lopez agreed not to solicit the Company's employees, customers, clients or suppliers during the term of his employment and for a period of one year thereafter, and not to compete with the Company during the term of his employment and any period in which severance payments are received. Further, the employment agreement obligates Mr. Lopez to refrain from disclosing any of our proprietary information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment. As a condition to Mr. Lopez receiving severance benefits under the employment agreement, he would need to sign a release in a form customarily used by the Company for such purposes, and reaffirm the confidentiality, non-solicitation and non-competition agreements contained in his employment agreement. Finally, pursuant to the employment agreement, we entered into our standard form of indemnification agreement with Mr. Lopez.

  Erik A. Lopez, Sr.—Separation Agreement

        Effective October 5, 2007, Mr. Lopez resigned from his position as Senior Vice President and General Counsel and left the Company. In connection with his departure, we entered into a separation agreement and general release dated October 5, 2007 with Mr. Lopez. Under the terms of the separation agreement, on October 9, 2007, we paid to Mr. Lopez a severance payment in the amount of $200,000, one business day after confirmation of Mr. Lopez's written communication to the Occupational Health and Safety Administration (OSHA) informing OSHA that all of his disputes with the Company have been fairly resolved and withdrawing his complaint filed with OSHA. Mr. Lopez agreed to a general release of all claims against us and our representatives. Pursuant to the separation agreement, Mr. Lopez's option to purchase 45,000 shares of our common stock was canceled. In addition, the parties agreed that 10,000 of the 60,000 shares of unvested restricted stock held by Mr. Lopez would be forfeited and that the remaining shares of restricted stock vested on January 2, 2008. In order to facilitate the payment terms of the separation agreement, on October 5, 2007, we entered into an amendment to Mr. Lopez's employment agreement to take into account recent changes under Internal Revenue Code Section 409A. On October 26, 2007, OSHA notified the Company that it was closing its investigation of the OSHA complaint relating to Mr. Lopez.

Offer Letters or Letter Agreements with Other Executives

  John H. Bomgardner, Senior Vice President and General Counsel

        On July 18, 2008 we entered into an employment letter agreement ("Letter Agreement") with Mr. Bomgardner to engage Mr. Bomgardner as Senior Vice President and General Counsel of the Company. The Letter Agreement set Mr. Bomgardner's salary at $225,000 per year and included a grant of 100,000 restricted shares and 50,000 options, subject to approval of the Compensation Committee. Mr. Bomgardner is eligible to participate in all bonus plans applicable to executive officers. On July 11, 2008, the Compensation Committee approved the grant of stock and options, set a grant date and anniversary date of July 21, 2008, subject to Mr. Bomgardner starting work on July 21, 2008 ("Start Date"). Mr. Bomgardner did start work on the Start Date. In a Board Meeting on July 17, 2008, Mr. Bomgardner was also designated an executive officer of the company, effective on his Start Date.

        Mr. Bomgardner's 50,000 options vested on the grant date. On July 21, 2008, 60,000 shares of his restricted stock vested; on July 21, 2009, 20,000 of his shares will vest; and on July 21, 2010, the final 20,000 shares will vest, subject to his continued employment and the terms of the 2006 Stock Incentive Plan. The Letter Agreement provides that if Mr. Bomgardner is terminated without cause or if he resigns for good reason, Mr. Bomgardner will be entitled to a severance payment equal to twelve 12 months of his then current base salary payable over a 12-month period, plus reimbursement for insurance premiums relating to continued health coverage for 12 months and 12 months continued vesting of outstanding unvested stock options and restricted stock. Finally, in accordance with the Letter Agreement, the Company entered into an indemnification agreement with Mr. Bomgardner. In addition, the Letter Agreement provides for other standard employee benefits including medical, dental and insurance benefits and the right to participate in our 401(k) Plan.

  J. Robert Hipps, Former Interim Chief Financial Officer

        On July 27, 2007, we entered into an Interim Executive Services Agreement (the "Services Agreement") with Tatum, LLC ("Tatum"), dated July 25, 2007 to engage J. Robert Hipps as our Interim Chief Financial Officer. The Services Agreement provided that Mr. Hipps would become an employee of the Company, subject to the supervision and direction of the Chief Executive Officer and the Board. Under the Services Agreement, Tatum had no control or supervision over Mr. Hipps, as long as he was performing services under the Services Agreement. The term of the Services Agreement was for a minimum of three months, provided that either party could terminated it earlier with 30 days written notice to the other party, and provided further that we may terminate the Services Agreement immediately for cause based on the performance of Mr. Hipps.

        Pursuant to the Services Agreement, we paid $37,500 per month, 80% of which was paid directly to Mr. Hipps as salary through the Company's payroll system and 20% of which was paid to Tatum. The Services Agreement provided an option for us during its term to hire Mr. Hipps on a permanent basis, upon entering into another form of agreement with Tatum, which must provide for the payment of additional placement fees to Tatum. In connection with entering into the Services Agreement, the Company entered into its standard form of Indemnification Agreement with Mr. Hipps. Mr. Hipps tendered his resignation as Interim Chief Financial Officer and Secretary of the Company on January 25, 2008, effective January 28, 2008.

  Thomas L. Ulry, Former Senior Vice President, Sales and Marketing—Letter Agreement

        On May 31, 2005, we entered into an employment letter agreement with Thomas Ulry, our Senior Vice President, Sales and Marketing. The letter agreement set Mr. Ulry's annual base salary at $225,000, and provided for a discretionary annual bonus, as determined by the Compensation Committee. In addition, the agreement provides for other standard employee benefits including medical, dental and insurance benefits and the right to participate in our 401(k) Plan. Finally, the agreement provides that if we were to terminate Mr. Ulry without cause during the first year after May 31, 2005, Mr. Ulry would be entitled to one year's annual base salary, and if we were to terminate him without cause at any time thereafter, Mr. Ulry would be entitled to an amount equal to his monthly salary for up to six months or until he finds other employment, whichever is first to occur.

        Pursuant to the letter agreement, Mr. Ulry was awarded an option to purchase 100,000 shares of our Common Stock at an exercise price of $3.50 per share, vesting in equal annual installments over four years. In addition, Mr. Ulry was awarded the right to reimbursement of actual relocation benefits not to exceed $40,000.

        On October 19, 2006, the Compensation Committee increased Mr. Ulry's annual base salary by $25,000 effective October 1, 2006.

  Thomas L. Ulry—Separation Agreement

        On June 12, 2008, we presented to Mr. Ulry, the Company's former Senior Vice President, Sales and Marketing, a Severance Agreement and General Release (the "Severance Agreement").

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

        The Modified Severance Agreement became effective on June 21, 2008. Pursuant to the Modified Severance Agreement, Mr. Ulry is entitled to a severance payment of $84,330 payable as follows: $42,165 on the first business day after the Effective Date; $21,082 on August 29, 2008; and $21,082 on October 31, 2008, in each case, less customary payroll deductions required by law. The aggregate severance payment to be paid under the Modified Severance Agreement is referred to herein as the Severance Benefit.

        Under the Modified Severance Agreement, Mr. Ulry agrees not to solicit the Company's employees or contractors or certain customers (set forth above) for a period of twelve (12) months after June 13, 2008. The Modified Severance Agreement includes provisions which would require Mr. Ulry to protect the Company's proprietary information and contains a general release by Mr. Ulry of all of the claims against the Company and its affiliates and representatives. The Modified Severance Agreement also contains other customary provisions including Mr. Ulry's statutory rights under the Older Workers Benefit Protection Act which permits him to revoke portions of the Modified Severance Agreement within a seven day period after he signs it.

Cash Bonus Program

        On January 25, 2007, the Board, upon the recommendation of the Compensation Committee, adopted the Commerce Energy Group, Inc. Bonus Program, which was amended and restated effective March 27, 2007 and January 25, 2008 (as amended and restated, the "Bonus Program").

         Background.    We established the Plan to provide employees with an increased awareness and ongoing interest in our success. The Plan is a broad- based plan designed to ensure that the executives, management and staff employees are appropriately awarded for both corporate and individual performance. In developing this Bonus Program, consideration was given to the existing salary levels and total compensation of the executives and other employees. The structure of this cash bonus program was determined to be an efficient employee incentive and appropriate to preserve shareholder interests.

         Administration.    The Plan is administered by the Compensation Committee. The Compensation Committee has the right to construe the Bonus Program, to interpret any provision of the Bonus Program, to make rules relating to the Plan and to determine any factual question arising in connection with the operation of the Bonus Program.

         Eligibility.    An employee must begin full-time employment with us within the first nine months of a fiscal year (August 1 through April 30) to be eligible to participate in the Bonus Program for that fiscal year. Employees who participate in one or more of our commission incentive programs are also eligible for a bonus under the Bonus Program, although reduced (but not below zero) by any amounts received under any of our commission incentive programs for the same fiscal year. Part-time employees and contractors are not eligible to participate in the Bonus Program.

         Determination of Bonus.    The Bonus Program is not effective with respect to any fiscal year in which we do not achieve positive net income from operations (after deducting bonuses accrued under the Bonus Program). Pursuant to the terms of the Bonus Program, the bonus award for each participant is calculated based upon the product of (i) the participant's base annual salary; (ii) the participant's potential bonus percentage assigned by the Compensation Committee to five levels of employee classification (i.e., the chief executive officer, other executive officers; director (employee position) and VPs, management and staff), and (iii) the participant's earned bonus percentage based upon the attainment of certain individual goals set by the Compensation Committee for the executives, the executives with respect to the management and the executives and management with respect to the staff; then reduced (but not below zero) by any amounts from the Company's commission incentive plan.

        Under the Bonus Program, a participant's potential bonus percentage is determined based upon the Company's net income. Net income under the Bonus Program means the Company's net income from operations, including interest income and expense, for any fiscal year after bonus accruals under the Bonus Program are deducted. At the beginning of each fiscal year, the Compensation Committee establishes levels of net income targets and assigns potential bonus percentages for each such corresponding level for each employee group, chief executive officer, executive officers, director and vice presidents, management and staff.

        In determining the earned bonus percentage, the Compensation Committee assigned to the Chief Executive Officer and each of the other executive officers specific individual objectives in several of the following categories: increase in overall Company financial performance; increase in investor awareness; financial risk management, peer and leadership development; and customer maintenance and growth. Each category was assigned a specific percentage weight for fiscal 2007. In establishing the performance objectives of the executive officers, the Chief Executive Officer and members of the executive team make recommendations, which are approved by members of the Compensation Committee. Each executive, including each executive officer, had individual objectives for the year which were designed to contribute to the achievement of our corporate objectives. For purposes of determining whether our executive officers met each of the individual goals and objectives assigned to them, the Compensation Committee met with our Chief Executive Officer and then deliberated among them without the Chief Executive Officer present. In determining the earned bonus percentage for management and staff personnel, a similar procedure occurs with their direct reports. Each employee has business goals and a potential bonus payout commensurate with her or his level in the Company.

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

         Timing of Payment and Vesting.    In fiscal years where bonuses are earned under the Bonus Program, payouts will be in a lump sum payment after the fiscal year audit to which the bonus relates is completed and the individual evaluation process to determine the earned bonus percentage has been finalized. To receive a benefit under the Bonus Program for a particular fiscal year, a participant must complete at least three months of service during the fiscal year, and must be an active employee in good standing on the date the bonus is paid.

         Amendment.    The Board or the Compensation Committee has the unilateral right to amend, suspend or terminate the Bonus Program at any time with respect to all or some employees and with respect to any unearned or unvested bonus that is or could become payable. If such amendment or termination would have a material and adverse affect on an employee's earned, but unvested bonus, the written consent of the affected employee is required.

Employee Benefit Plans

Amended and Restated 2006 Stock Incentive Plan

         Purpose.    The purpose of the Amended and Restated 2006 Stock Incentive Plan, which we refer to as the 2006 Stock Incentive Plan, is to attract, retain and motivate select employees, officers, directors and consultants of the Company and its affiliates and to provide incentives and rewards for superior performance.

         Shares Subject to the 2006 Stock Incentive Plan.    No more than 2,253,334 shares of Common Stock may be issued pursuant to Awards under the 2006 Stock Incentive Plan provided that we shall not make additional awards under the 1999 Equity Incentive Plan. These shares shall be authorized but unissued shares. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2006 Stock Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events. Shares of Common Stock that are subject to any Award that expires, or is forfeited, cancelled or becomes unexercisable will again be available for subsequent Awards, except as prohibited by law. In addition, shares that the Company refrains from delivering pursuant to an Award as payment of either the exercise price of an Award or applicable withholding and employment taxes will be available for subsequent Awards. The Board has registered the shares of Common Stock that are available for issuance under the 2006 Stock Incentive Plan in registation statements on Form S-8 filed with the SEC.

         Administration.    Either the Board of Directors or a committee appointed by the board is authorized to administer the 2006 Stock Incentive Plan. The Board of Directors and any committee exercising discretion under the 2006 Stock Incentive Plan from time to time are referred to as the "Committee." The Compensation Committee of the Board of Directors currently acts as the Committee for purposes of the 2006 Stock Incentive Plan. The Board of Directors may at any time appoint additional members to the Committee, remove and replace members of the Committee with or without cause, and fill vacancies on the Committee. To the extent permitted by law, the Committee may authorize one or more persons who are reporting persons for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or other officers, to make Awards to directors, officers or employees who are not reporting persons for purposes of Rule 16b-3 under the Exchange Act, or other officers whom we have specifically authorized to make Awards. With respect to decisions involving an award intended to satisfy the requirements of Section 162(m) of the Code, the Committee is to consist of two or more directors who are "outside directors" for purposes of that Code section.

        Subject to the terms of the 2006 Stock Incentive Plan, the Committee has express authority to determine the directors, employees and consultants who will receive Awards, the number of shares of Common Stock, units or share appreciation rights ("SARs") to be covered by each award, and the terms and conditions of Awards. The Committee has broad discretion to prescribe, amend and rescind rules relating to the 2006 Stock Incentive Plan and its administration, and to interpret and construe the 2006 Stock Incentive Plan and the terms of all award agreements. Within the limits of the 2006 Stock Incentive Plan, the Committee may accelerate the vesting of any award, allow the exercise of unvested Awards, and may modify, replace, cancel or renew them. In addition, the Committee may under certain circumstances buy out options or SARs or, subject to stockholder approval, reduce the exercise price for outstanding options or SARs.

        The 2006 Stock Incentive Plan provides that we will indemnify members of the Committee and their delegates against any claims, liabilities or costs arising from the good faith performance of their duties under the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan releases these individuals from liability for good faith actions associated with the 2006 Stock Incentive Plan's administration.

         Eligibility.    The Committee may grant options that are intended to qualify as incentive stock options, or ISOs, only to employees, and may grant all other Awards to directors, employees and consultants. The 2006 Stock Incentive Plan and the discussion below use the term "participant" to refer to a director, employee or consultants who has received an Award. The 2006 Stock Incentive Plan provides that no more than 1,000,000 shares of Common Stock may be issued during any calendar year to any participant pursuant to options and SARs Awards under the 2006 Stock Incentive Plan.

         Options.    Options granted under the 2006 Stock Incentive Plan provide participants with the right to purchase shares of Common Stock at a predetermined exercise price. The Committee may grant options that are intended to qualify as ISOs or options that are not intended to so qualify, or Non-ISOs. The 2006 Stock Incentive Plan also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are the subject of the option exceeds $100,000 (based upon the fair market value of the shares of Common Stock on the option grant date).

         Share Appreciation Rights (SARs).    A SAR generally permits a participant who receives it to receive, upon exercise, cash and/or shares of Common Stock equal in value to the excess of (i) the fair market value, on the date of exercise, of the shares of Common Stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares, multiplied by (ii) the number of shares with respect to which the SARs are being exercised. The Committee may grant SARs in tandem with options or independently of them. SARs that are independent of options may limit the value payable on its exercise to a percentage, not exceeding 100%, of the excess value.

         Exercise Price for Options and SARs.    The exercise price of ISOs, Non-ISOs, and SARs may not be less than 100% of the fair market value on the grant date of the shares of Common Stock subject to the award. The exercise price of ISOs may not be less than 110% of the fair market value on the grant date of the underlying shares of Common Stock subject to the Award for participants who own more than 10% of our shares of Common Stock on the grant date. Neither the Company nor the Committee shall, without shareholder approval, allow for a repricing within the meaning of the federal securities laws applicable to proxy statement disclosures.

         Exercise of Options and SARs.    To the extent exercisable in accordance with the agreement granting them, an option or SAR may be exercised in whole or in part, and from time to time during its term; subject to earlier termination relating to a holder's termination of employment or service. With respect to options, the Committee has the discretion to accept payment of the exercise price in any of the following forms, or combination of them: cash or check in U.S. dollars, certain shares of Common Stock, and cashless exercise under a plan the Committee approves.

        The term over which participants may exercise options and SARs may not exceed ten years from the date of grant (five years in the case of ISOs granted to employees who, at the time of grant, own more than 10% of the Company's outstanding shares of Common Stock).

         Restricted Shares, Restricted Share Units, Unrestricted Shares and Deferred Share Units.    Under the 2006 Stock Incentive Plan, the Committee may grant restricted shares that are forfeitable until certain vesting requirements are met, may grant restricted share units which represent the right to receive shares of Common Stock after certain vesting requirements are met, and may grant unrestricted shares as to which the participant's interest is immediately vested. For restricted Awards, the 2006 Stock Incentive Plan provides the Committee with discretion to determine the terms and conditions under which a participant's interests in such Awards become vested. The 2006 Stock Incentive Plan provides for deferred share units in order to permit certain directors, consultants or select members of management to defer their receipt of compensation payable in cash or shares of Common Stock (including shares that would otherwise be issued upon the vesting of restricted shares and restricted share units). Deferred share units represent a future right to receive shares of Common Stock.

        Whenever shares of Common Stock are released pursuant to these Awards, the participant will be entitled to receive additional shares of Common Stock that reflect any stock dividends that the Company's stockholders received between the date of the award and issuance or release of the shares of Common Stock. Likewise, a participant will be entitled to receive a cash payment reflecting cash dividends paid to our stockholders during the same period. Such cash dividends will accrue interest, at 5% per annum, from their payment date to our stockholders until paid in cash when the shares of Common Stock to which they relate are either released from restrictions in the case of restricted shares or issued in the case of restricted share units.

         Performance Awards.    The 2006 Stock Incentive Plan authorizes the Committee to grant performance-based Awards in the form of performance units that the Committee may or may not designate as "performance compensation awards" that are intended to be exempt from Code section 162(m) limitations. In either case, performance awards vest and become payable based upon the achievement, within the specified period of time, of performance objectives applicable to the individual, the Company or any affiliate. Performance awards are payable in shares of Common Stock, cash or some combination of the two, subject to an individual participant limit of 1,000,000 shares of Common Stock and $1,000,000 in cash. The Committee decides the length of performance periods, but the periods may not be less than one fiscal year of the Company.

        With respect to performance compensation awards, the 2006 Stock Incentive Plan requires that the Committee specify in writing the performance period to which the Award relates, and an objective formula by which to measure whether and the extent to which the Award is earned on the basis of the level of performance achieved with respect to one or more performance measures. Once established for a performance period, the performance measures and performance formula applicable to the Award may not be amended or modified in a manner that would cause the compensation payable under the Award to fail to constitute performance-based compensation under Code Section 162(m).

        Under the 2006 Stock Incentive Plan, the possible performance measures for performance compensation awards include basic, diluted or adjusted earnings per share; sales or revenue; earnings before interest, taxes and other adjustments (in total or on a per share basis); basic or adjusted net income; returns on equity, assets, capital, revenue or similar measure; economic value added; working capital; total stockholder return; and product development, product market share, research, licensing, litigation, human resources, information services, mergers, acquisitions and sales of assets of affiliates or business units. Each measure will be, to the extent applicable, determined in accordance with generally accepted accounting principles as consistently applied by us (or such other standard applied by the Committee) and, if so determined by the Committee, and in the case of a performance compensation award, to the extent permitted under Code section 162(m), adjusted to omit the effects of extraordinary items, gain or loss on the disposal of a business segment, unusual or infrequently occurring events and transactions and cumulative effects of changes in accounting principles. Performance measures may vary from performance period to performance period and from participant to participant, and may be established on a stand-alone basis, in tandem or in the alternative.

         Income Tax Withholding.    As a condition for the issuance of shares of Common Stock pursuant to Awards, the 2006 Stock Incentive Plan requires satisfaction of any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the Awards or the issuance of shares of Common Stock.

         Transferability.    Awards may not be sold, pledged, assigned, hypothecated, transferred or disposed of other than by will or the laws of descent and distribution, except to the extent the Committee permits lifetime transfers to charitable institutions, certain family members or related trusts or as otherwise approved by the Committee.

         Certain Corporate Transactions.    The Committee shall equitably adjust the number of shares covered by each outstanding award, and the number of shares that have been authorized for issuance under the 2006 Stock Incentive Plan but as to which no Awards have yet been granted or that have been returned to the 2006 Stock Incentive Plan upon cancellation, forfeiture or expiration of an Award, as well as the price per share covered by each such outstanding Award, to reflect any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the shares of Common Stock, or any other increase or decrease in the number of issued shares effected without receipt of consideration by us. In the event of any such transaction or event, the Committee may provide in substitution for any or all outstanding options under the 2006 Stock Incentive Plan such alternative consideration (including securities of any surviving entity) as it may in good faith determine to be equitable under the circumstances and may require in connection therewith the surrender of all options so replaced. In any case, such substitution of securities will not require the consent of any person who is granted options pursuant to the 2006 Stock Incentive Plan.

        In addition, in the event or in anticipation of a change in control (as defined in the 2006 Stock Incentive Plan), the Committee may at any time in its sole and absolute discretion and authority, without obtaining the approval or consent of our stockholders or any participant with respect to his or her outstanding Awards (except to the extent an Award provides otherwise), take one or more of the following actions: (a) arrange for or otherwise provide that each outstanding Award will be assumed or substituted with a substantially equivalent Award by a successor corporation or a parent or subsidiary of such successor corporation; (b) accelerate the vesting of Awards for any period (and may provide for termination of unexercised options and SARs at the end of that period) so that Awards shall vest (and, to the extent applicable, become exercisable) as to the shares of Common Stock that otherwise would have been unvested and provide that repurchase rights of the Company with respect to shares of Common Stock issued upon exercise of an Award shall lapse as to the shares of Common Stock subject to such repurchase right; (c) arrange or otherwise provide for payment of cash or other consideration to participants in exchange for the satisfaction and cancellation of outstanding Awards; or (d) terminate upon the consummation of the transaction, provided that the Committee may in its sole discretion provide for vesting of all or some outstanding Awards in full as of a date immediately prior to consummation of the change of control. To the extent that an Award is not exercised prior to consummation of a transaction in which the Award is not being assumed or substituted, such Award shall terminate upon such consummation.

        Notwithstanding the above, in the event a participant holding an Award assumed or substituted by the successor corporation in a change in control is involuntarily terminated (as defined in the 2006 Stock Incentive Plan) by the successor corporation in connection with, or within 12 months following consummation of, the change in control, then any assumed or substituted award held by the terminated participant at the time of termination shall accelerate and become fully vested (and exercisable in full in the case of options and SARs), and any repurchase right applicable to any shares of Common Stock shall lapse in full. The acceleration of vesting and lapse of repurchase rights provided for in the previous sentence shall occur immediately prior to the effective date of the participant's termination.

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

         Term of 2006 Stock Incentive Plan; Amendments and Termination.    The 2006 Stock Incentive Plan expires on January 26, 2016. The Board of Directors may from time to time, amend, alter, suspend, discontinue or terminate the 2006 Stock Incentive Plan; provided that no amendment, suspension or termination of the 2006 Stock Incentive Plan shall materially and adversely affect Awards already granted unless it relates to an adjustment pursuant to certain transactions that change our capitalization or it is otherwise mutually agreed between the participant and the Committee. In addition, the Committee may not cancel an outstanding option that is underwater for the purpose of reissuing the option to the participant at a lower exercise price or granting a replacement Award of a different type. Notwithstanding the foregoing, the Committee may amend the 2006 Stock Incentive Plan to eliminate provisions which are no longer necessary as a result of changes in tax or securities laws or regulations, or in the interpretation thereof.

         Termination, Rescission and Recapture.    Each Award under the 2006 Stock Incentive Plan is intended to align the participant's long-term interest with our interests. If the participant engages in certain activities (such as disclosure of confidential or proprietary information without appropriate authorization, breaches certain agreements relating to the protection of our intellectual property, solicits our non-administrative employees to leave the Company or renders services to an organization or business which is, or working to become, competitive to us), either during employment or after the participant has terminated his employment or other relationship with us for any reason, the participant is deemed to be acting contrary to our long-term interests. In such cases, except as otherwise expressly provided in the Award agreement, we may terminate any outstanding, unexercised, unexpired, unpaid or deferred Awards, rescind any exercise, payment or delivery pursuant to the Award, or recapture any shares of Common Stock (whether restricted or unrestricted) or proceeds from the participant's sale of Shares issued pursuant to the Award.

         Internal Revenue Code Section 409A Requirements.    Certain awards under the 2006 Stock Incentive Plan may be considered "nonqualified deferred compensation" for purposes of Section 409A of the Code, or Section 409A, which imposes certain requirements on compensation that is deemed under Section 409A to involve nonqualified deferred compensation. Among other things, the requirements relate to the timing of elections to defer, the timing of distributions and prohibitions on the acceleration of distributions. Failure to comply with these requirements (or an exception from such requirements) may result in the immediate taxation of all amounts deferred under the nonqualified deferred compensation plan for the taxable year and all preceding taxable years, by or for any participant with respect to whom the failure relates, the imposition of an additional 20% income tax on the participant for the amounts required to be included in gross income and the possible imposition of penalty interest on the unpaid tax. Generally, Section 409A does not apply to incentive awards that are paid at the time the award vests. Likewise, Section 409A typically does not apply to restricted stock. Section 409A may, however, apply to incentive awards the payment of which is delayed beyond the calendar year in which the award vests. Treasury regulations generally provide that the type of awards provided under the 2006 Stock Incentive Plan will not be considered nonqualified deferred compensation. However, to the extent that Section 409A applies to an award issued under the 2006 Stock Incentive Plan, the 2006 Stock Incentive Plan and all such awards will, to the extent practicable, be construed in accordance with Section 409A. Under the 2006 Stock Incentive Plan, the Committee has the discretion to grant or to unilaterally modify any award issued under the 2006 Stock Incentive Plan in a manner that conforms with the requirements of Section 409A with respect to deferred compensation or voids any participant election to the extent it would violate Section 409A. The Committee also has sole discretion to interpret the requirements of the Code, including Section 409A, for purposes of the 2006 Stock Incentive Plan and all awards issued under the 2006 Stock Incentive Plan.

Fallquist Incentive Plan

         Shares Subject to the Plan.    The Fallquist Incentive Plan provides that no more than 375,000 shares of Common Stock may be issued pursuant to awards under the Fallquist Incentive Plan. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the Fallquist Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events. The Board has registered the shares of Common Stock that are available for issuance under the Fallquist Incentive Plan on a registration statement on Form S-8 filed with the SEC.

         Administration.    Either the Board or a committee appointed by the Board will administer the Fallquist Incentive Plan. The Board of Directors and any committee exercising discretion under the Fallquist Incentive Plan from time to time are referred to as the "Committee." The Board may at any time appoint additional members to the Committee, remove and replace members of the Committee with or without cause, and fill vacancies on the Committee. The Committee may delegate administrative functions to individuals who are reporting persons for purposes of Rule 16b-3 of the Exchange Act, officers or employees of the Company or its affiliates.

         Eligibility.    Awards have been granted to Michael J. Fallquist in accordance with the terms of the Fallquist Incentive Plan. The discussion below uses the term "participant" to refer to Mr. Fallquist after receipt of an award pursuant to the Fallquist Incentive Plan. The Fallquist Incentive Plan provides that no participant may receive options that relate to more than 125,000 shares of Common Stock under the Fallquist Incentive Plan.

         Options.    Options granted under the Fallquist Incentive Plan provide the participant with the right to purchase shares of Common Stock at a predetermined exercise price. The Committee may grant options that are not intended to qualify as ISOs ("Non-ISOs"). The exercise price of Non-ISOs may not be less than 100% of the fair market value on the grant date of the shares of Common Stock subject to the award. Neither the Company nor the Committee shall, without shareholder approval, allow for a repricing within the meaning of the federal securities laws applicable to proxy statement disclosures.

         Exercise of Options.    To the extent exercisable in accordance with the agreement granting them, an option may be exercised in whole or in part, and from time to time during its term; subject to earlier termination relating to a holder's termination of employment or service. With respect to options, the Committee has the discretion to accept payment of the exercise price in any of the following forms (or combination of them): cash or check in U.S. dollars, certain shares of Common Stock, and cashless exercise under a program the Committee approves. The term over which the participant may exercise options may not exceed ten years from the date of grant.

         Restricted Shares, Restricted Share Units and Unrestricted Shares.    Under the Fallquist Incentive Plan, the Committee may grant restricted shares that are forfeitable until certain vesting requirements are met, may grant restricted share units which represent the right to receive shares of Common Stock after certain vesting requirements are met, and may grant unrestricted shares as to which the Participant's interest is immediately vested. For restricted awards, the Fallquist Incentive Plan provides the Committee with discretion to determine the terms and conditions under which the Participant's interests in such awards become vested.

        Whenever shares of Common Stock are released pursuant to these awards, the participant will be entitled to receive additional shares of Common Stock that reflect any stock dividends that the Company's stockholders received between the date of the award and issuance or release of the shares of Common Stock. Likewise, a participant will be entitled to receive a cash payment reflecting cash dividends paid to the Company's stockholders during the same period. Such cash dividends will accrue interest, at a rate to be determined by the Committee, from their payment date to the Company's stockholders until paid in cash when the shares of Common Stock to which they relate are either released from restrictions in the case of restricted shares or issued in the case of restricted share units.

         Income Tax Withholding.    As a condition for the issuance of shares of Common Stock pursuant to awards, the Fallquist Incentive Plan requires satisfaction of any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the award or the issuance of shares of Common Stock.

         Transferability.    Awards may not be sold, pledged, assigned, hypothecated, transferred or disposed of other than by will or the laws of descent and distribution, except to the extent the Committee permits lifetime transfers to charitable institutions, certain family members or related trusts or as otherwise approved by the Committee.

         Certain Corporate Transactions.    The Committee shall equitably adjust the number of shares covered by each outstanding award, and the number of shares that have been authorized for issuance under the Fallquist Incentive Plan but as to which no awards have yet been granted or that have been returned to the Fallquist Incentive Plan upon cancellation, forfeiture or expiration of an award, as well as the price per share covered by each such outstanding award, to reflect any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the shares of Common Stock, or any other increase or decrease in the number of issued shares effected without receipt of consideration by the Company. In the event of any such transaction or event, the Committee may provide in substitution for any or all outstanding options under the Fallquist Incentive Plan such alternative consideration (including securities of any surviving entity) as it may in good faith determine to be equitable under the circumstances and may require in connection therewith the surrender of all options so replaced. In any case, such substitution of securities will not require the consent of any person who is granted options pursuant to the Fallquist Incentive Plan.

        In addition, in the event or in anticipation of a Change in Control (as defined in the Fallquist Incentive Plan), the Committee may at any time in its sole and absolute discretion and authority, without obtaining the approval or consent of the Company's stockholders or a participant with respect to his outstanding awards (except to the extent an award provides otherwise), take one or more of the following actions: (a) arrange for or otherwise provide that each outstanding award will be assumed or substituted with a substantially equivalent award by a successor corporation or a parent or subsidiary of such successor corporation; (b) accelerate the vesting of awards for any period (and may provide for termination of unexercised options at the end of that period) so that awards shall vest (and, to the extent applicable, become exercisable) as to the shares of Common Stock that otherwise would have been unvested and provide that repurchase rights of the Company with respect to shares of Common Stock issued upon exercise of an award shall lapse as to the shares of Common Stock subject to such repurchase right; (c) arrange or otherwise provide for payment of cash or other consideration to a participant in exchange for the satisfaction and cancellation of outstanding awards; or (d) terminate upon the consummation of the transaction, provided that the Committee may in its sole discretion provide for vesting of all or some outstanding awards in full as of a date immediately prior to consummation of the Change of Control. To the extent that an award is not exercised prior to consummation of a transaction in which the award is not being assumed or substituted, such award shall terminate upon such consummation.

        Notwithstanding the above, in the event a participant holding an award assumed or substituted by the successor corporation in a Change in Control is Involuntarily Terminated (as defined in the Fallquist Incentive Plan) by the successor corporation in connection with, or within 12 months following consummation of, the Change in Control, then any assumed or substituted award held by the terminated participant at the time of termination shall accelerate and become fully vested (and exercisable in full in the case of options), and any repurchase right applicable to any shares of Common Stock shall lapse in full. The acceleration of vesting and lapse of repurchase rights provided for in the previous sentence shall occur immediately prior to the effective date of the participant's termination.

        In the event of any distribution to the Company's stockholders of securities of any other entity or other assets (other than dividends payable in cash or stock of the Company) without receipt of consideration by the Company, the Committee may, in its discretion, appropriately adjust the price per share covered by each outstanding award to reflect the effect of such distribution.

         Term of Plan; Amendments and Termination.    The term of the Fallquist Incentive Plan is ten years from its effective date, March 10, 2008. The Board of Directors may from time to time, amend, alter, suspend, discontinue or terminate the Fallquist Incentive Plan; provided that no amendment, suspension or termination of the Fallquist Incentive Plan shall materially and adversely affect awards already granted unless it relates to an adjustment pursuant to certain transactions that change the Company's capitalization or it is otherwise mutually agreed between the Participant and the Committee. Notwithstanding the foregoing, the Committee may amend the Fallquist Incentive Plan to eliminate provisions which are no longer necessary as a result of changes in tax or securities laws or regulations, or in the interpretation thereof.

         Termination, Rescission and Recapture.    Each award under the Fallquist Incentive Plan is intended to align the participant's long-term interest with those of the Company. If the participant engages in certain activities (such as disclosure of confidential or proprietary information without Company authorization, breaches certain agreements relating to the protection of the Company's intellectual property, solicits non-administrative employees of the Company to leave the Company or renders services to an organization or business which is, or working to become, competitive to the Company), either during employment or within one year after employment with the Company terminates for any reason, the participant is deemed to be acting contrary to the long-term interests of the Company. In such cases, except as otherwise expressly provided in the award agreement, the Company may terminate any outstanding, unexercised, unexpired, unpaid, or deferred awards, rescind any exercise, payment or delivery pursuant to the award, or recapture any Common Stock (whether restricted or unrestricted) or proceeds from the participant's sale of Shares issued pursuant to the award.

         Income Taxes.    The Fallquist Incentive Plan provides that participants are solely responsible and liable for the satisfaction of all taxes and penalties that may arise in connection with awards (including any taxes arising under Section 409A of the Code), and that the Company will not have any obligation to indemnify or otherwise hold any participant harmless from any or all of such taxes.

1999 Equity Incentive Plan

        In connection with our 2004 merger with Commonwealth Energy Corporation, or Commonwealth, we assumed the Commonwealth Energy Corporation 1999 Equity Incentive Plan, which Commonwealth amended and restated effective May 9, 2003 (as amended and restated, the "EIP").

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

         Eligibility.    The Board may grant ISOs only to employees, including officers and directors who are employees, and may grant all other awards to officers, directors, consultants, independent contractors and advisors. The EIP and the discussion below use the term "participant" to refer to each such person who has received an award.

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

        The exercise price for Non-ISOs shall not be less than 85% of the underlying Common Stock's fair market value on the grant date. The exercise price for ISOs shall not be less than 100% of the underlying Common Stock's fair market value on the grant date. However, with respect to any Award to a participant owning more than 10% of our Common Stock on the grant date (a "10% Holder"), the exercise price of ISOs may not be less than 110% of the underlying Common Stock's fair market value on the grant date.

        Options shall be exercisable within the times set forth in the agreement granting such option subject to the following limitations: (i) no option will be exercisable after the expiration of 10 years from the option's grant date; (ii) options other than Non-ISOs granted to our officers, consultants, or members of the board or any of our subsidiaries' boards, shall be exercisable at the rate of at least 20% per year of the shares granted under the option over five years from the date the option is granted, with the initial vesting to occur one year after the option's grant date; and (iii) no ISO granted to a 10% holder will be exercisable after the expiration of five years from the date the ISO is granted.

        To the extent exercisable in accordance with the agreement granting them and subject to earlier termination relating to the termination of a participant's employment or service, options may be exercised only by delivery to us of the purchase price and a written stock option exercise agreement in a form approved by the board, stating the number of shares being purchased, any restrictions imposed on the shares to be purchased, and such representations and agreements regarding participant's investment intent, access to information and such other matters that we may require or desire to comply with securities laws. The Board may specify a reasonable minimum number of shares that may be purchased on any exercise of an option, provided such minimum will not prevent a participant from exercising the option for the full number of shares for which it is then exercisable.

        Following the termination of a participant's employment or service, we may extend the period of time that an option is exercisable and allow such terminated participant to exercise options that had not vested at the time such participant was terminated.

        The Board may modify, extend or renew outstanding options and authorize the grant of new options, except to the extent such action impairs without participant's consent such participant's rights under a previously issued option. The Board may by written notice to affected participants without their consent reduce the exercise price of outstanding options.

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

        Except as otherwise provided or in the Board's discretion, upon the participant's termination, (i) we shall have the right for 90 days following the termination, to repurchase restricted stock that is unvested or still subject to restriction for the same price paid by participant for such shares; provided however that our right to repurchase at the price paid by the participant shall lapse at the rate of at least 20% of the restricted stock per year over five years from the date the Award is granted, and (ii) any other restricted stock will be forfeited.

         Stock Bonuses.    A "stock bonus" is an award of shares, which may consist of restricted stock, for service rendered. A stock bonus will be awarded pursuant to an Award agreement and will comply with the terms and conditions of the EIP. Stock bonuses may be awarded pursuant to a "performance stock bonus agreement," whereby the board will agree to grant a stock bonus of a certain number of shares upon the completion of certain performance goals that the Board may adjust to account for changes in law, accounting and tax rules and to reflect the impact of extraordinary or unusual items, events or circumstances to avoid windfalls or hardships. We may pay the stock bonuses in cash or whole shares, either in lump sums or installments, with interest or dividend equivalent, and all as the board determines.

         Payment for Share Purchases.    Payment for shares purchased pursuant to the EIP may be in cash, by check or, subject to certain conditions in the EIP, where expressly approved by the board and permitted by law (i) by cancellation of indebtedness, (ii) by surrender of shares, (iii) by tender of full recourse promissory note, (iv) by waiver of compensation due or accrued to a participant for service rendered, (v) with respect only to purchase upon exercise of an option, and provided a public market for our shares exists, through a "same day sale" commitment or through a "margin" commitment, or (vi) by any combination of the foregoing. We may help a participant (other than an executive officer or a member of our board) pay for shares purchased by guaranteeing a loan by a participant to a third party lender.

         Transferability.    Awards granted under the EIP, and any interests therein, will not be transferable or assignable by participant, and may not be made subject to execution, attachment or similar process, otherwise than by will or by the laws of descent and distribution. During the participant's lifetime, only the participant will be eligible to exercise an award.

         Certain Corporate Transactions.    In the event of certain change in control "Corporate Transactions" (as defined in the EIP), the EIP and any Award under the EIP shall terminate after the Participant has been given, for the period of 10 days before the effective date of the Corporate Transaction, the right to exercise any unexpired Award in full or in part, but only to the extent such Award has vested or then vests and has not previously been exercised. However, the EIP and the Awards under the EIP shall not terminate or accelerate if the successor corporation or a parent or subsidiary thereof (a "Successor Corporation") assumes the Awards. Nothing in the EIP or any Award shall be construed to limit our ability to enter into Corporate Transactions or reorganize, adjust or liquidate our capital or business structure.

        The Board may at the time the award is granted or at any time while the award is outstanding, provide for the award's automatic acceleration (in whole or in part) upon a Corporate Transaction,

including the vesting and termination of our repurchase right. Any accelerated ISO, shall only remain an ISO to the extent the $100,000 limitation is not exceeded. With respect to any amounts above the $100,000 limitation, the award shall be a Non-ISO.

         Amendment or Termination of EIP.    Unless the board elects to terminate the EIP sooner, the EIP will terminate 10 years from the date the Board approved the EIP, effective May 9, 2003. The Board may at any time amend the plan in any respect.

Potential Payments upon Termination or Change in Control

        Set forth below are descriptions and quantitative summaries of the elements of compensation that would be paid to our named executive officers who were employed by the Company at the end of fiscal 2008 and entitled to such benefits under post-employment and change in control scenarios. The quantified hypothetical benefits summarized in the table below are based primarily on (i) the 2006 Stock Incentive Plan, (ii) the Fallquist Incentive Plan and (iii) employment agreements with the named executive officers.

        In the event of a change in control (as defined in the 2006 Stock Incentive Plan), the Company's Compensation Committee may in its sole discretion, among other things, (i) provide that each outstanding award under the 2006 Stock Incentive Plan will be assumed or substituted with a substantially equivalent award by a successor corporation; or (ii) accelerate the vesting of awards for any period. The 2006 Stock Incentive Plan provides that, notwithstanding the foregoing, if any participant under the 2006 Stock Incentive Plan holding an award assumed or substituted by the successor corporation in a change in control is involuntarily terminated (as defined in the 2006 Stock Incentive Plan) by the successor corporation in connection with, or within 12 months following consummation of, the change in control, then any assumed or substituted award held by the terminated participant at the time of termination shall accelerate and become fully vested. The potential benefits described above are not limited to the named executive officers, but could apply to all holders of awards under the 2006 Stock Incentive Plan.

        In addition to potential change in control benefits under the 2006 Stock Incentive Plan, and the Fallquist Incentive Plan, in the case of Mr. Fallquist, each of our named executive officers employed as of July 31, 2008 was party to an employment agreement or letter agreement that provided for benefits in the event any such named executive officer is terminated without cause (as defined in their respective employment agreements) and/or resigns for good reason, including following a change in control. For descriptions of these benefits, please see the section above captioned "Executive Compensation—Employment Agreements." These benefit provisions were entered into in connection with the negotiation of the employment agreements with each of Messrs. Craig, Fallquist, Bomgardner and Mitchell. In each case, the Compensation Committee believed that these benefits were necessary to induce the executive to enter into an employment relationship with the Company.

Termination without cause

  •
  In the event any of Messrs. Craig, Fallquist, Mitchell or Bomgardner is terminated without cause (as defined in their respective employment agreements), including following a change in control (as defined in their respective employment agreements), he will be entitled to severance equal to 12 months of his then current salary, reimbursement for insurance premiums relating to continued health coverage for 12 months and 12 months continued vesting of outstanding unvested stock options and restricted stock.

Resignation for good reason

  •
  In the event any of Messrs. Craig, Fallquist or Bomgardner resigns for good reason (as defined in their respective employment agreements), including following a change in control (as defined in their respective employment agreements), he will be entitled to severance equal to 12 months of his then current salary, reimbursement for insurance premiums relating to continued health coverage for 12 months and 12 months continued vesting of outstanding unvested stock options and restricted stock.

Change in Control

  •
  In the event of a change in control (as defined in the 2006 Stock Incentive Plan), all unvested shares of restricted stock granted to Mr. Mitchell in connection with his employment agreement will vest in full.

  •
  In the event of a change in control (as defined in Mr. Craig's employment agreement), Mr. Craig will be entitled to receive a sale bonus in an amount equal to 2% of the amount by which the Company's market capitalization on the date of the change in control (as defined in Mr. Craig's employment agreement), exceeds $91,126,854.

        The table below estimates amounts of (i) salary and benefits payable and (ii) the acceleration of restricted stock outstanding for our named executive officers, in each case assuming that a hypothetical termination without cause or resignation for good reason and change in control occurred on July 31, 2008. None of our named executive officers held unvested stock options as of July 31, 2008. We have estimated the market value of the restricted stock in the table below based on the closing price of $1.10 per share on July 31, 2008.

Executive Officer	Benefit	Termination Without Cause / Resignation for Good Reason(1)	Termination Without Cause / Resignation for Good Reason following a Change in Control in which Compensation Committee Accelerates Restricted Stock(1)	Termination Without Cause / Resignation for Good Reason following a Change in Control in which Compensation Committee Does Not Accelerate Restricted Stock(1)
Gregory L. Craig	Salary Cash Payment	$450,000	$450,000	$450,000
	Continuation of Benefits	$19,396	$19,396	$19,396
	Accelerated Vesting of Options	$—	$—	$—
	Accelerated Vesting of Restricted Stock	$110,000	$220,000	$110,000

	Total	$579,396	$689,396	$579,396

C. Douglas Mitchell	Salary Cash Payment	$275,000	$275,000	$275,000
	Continuation of Benefits	$14,400	$14,400	$14,400
	Accelerated Vesting of Options	$—	$—	$—
	Accelerated Vesting of Restricted Stock	$36,666	$73,334	$73,334

	Total	$326,066	$362,734	$362,734

Michael J. Fallquist	Salary Cash Payment	$275,000	$275,000	$275,000
	Continuation of Benefits	$19,396	$19,396	$19,396
	Accelerated Vesting of Options	$—	$—	$—
	Accelerated Vesting of Restricted Stock	$55,000	$110,000	$55,000

	Total	$349,396	$404,396	$349,396

John H. Bomgardner	Salary Cash Payment	$225,000	$225,000	$225,000
	Continuation of Benefits	$6,786	$6,786	$6,786
	Accelerated Vesting of Options	$—	$—	$—
	Accelerated Vesting of Restricted Stock	$22,000	$44,000	$22,000

	Total	$253,786	$275,786	$253,786

(1)
C. Doulgas Mitchell's employment agreement does not provide for acceleration of vesting or severance benefits in the event of his resignation for good reason.

401(k) Plan

        We maintain a retirement plan, the 401(k) Plan, which is intended to be a tax-qualified retirement plan. The 401(k) Plan covers substantially all of our employees. Participants may elect to defer a percentage of their eligible pretax earnings each year up to the maximum contribution permitted by the Code. Each participant's interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan permits us to make matching contributions if we choose and we have historically provided matching contributions of up to three percent, based on 50% of the employees' contributions of up to 6% of defined compensation. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to participants until distributed from the 401(k) Plan, and our contributions are deductible by us when made.

Compensation of Directors

        The Board has adopted a director compensation policy regarding the Company's non-employee directors. Under this policy, our non-employee directors receive cash compensation and equity awards, as described below. This policy may be changed by our Board of Directors from time to time. Directors who also are our employees are not paid any fee or remuneration, as such, for their service on the Board of Directors or on any Board committee.

         Cash Compensation.    Each non-employee director is paid a quarterly retainer of $8,000, a fee of $1,000 for each Board meeting which the Board member attends in person and a fee of $750 for each Board meeting which the Board member attends telephonically. The non-executive Chairman of the Board also receives a supplemental quarterly retainer of $4,000. As the Chairman of the Board, Mr. Craig, who is currently an executive of the Company, does not receive this quarterly retainer. Directors who served on Board committees (other than the chairman of such committee) are paid $750 for each committee meeting the Board member attends in person and a fee of $500 for each committee meeting which the Board member attends telephonically. Committee chairpersons are paid $1,000 for each committee meeting the chairperson attends, whether in person or telephonically. On days on which there is a Board meeting and committee meeting that a Board member attends, the Board member shall be paid for both the Board meeting and the committee meeting. On days on which there are more than one committee meeting that a board member attends, the Board member shall be paid for only one meeting. In addition, each non-employee director is entitled to receive reimbursement for reasonable travel expenses for each Board or Board committee meeting that such non-employee director attends in person if the director resides 25 miles or more from the site of the meeting.

         Equity-Based Awards.    Our director compensation policy provides for equity awards to non-employee directors as follows:

  •
  Initial Grant of Restricted Stock.  On the date of the initial appointment or election of each non-employee director to the Board, he or she receives 20,000 restricted shares of Common Stock. The shares vest in full on the first day of the month in which the one year anniversary of the date of issuance occurs, with the shares being forfeited to the Company if the Board member's service is terminated prior to the vesting date.

  •
  Annual Grant of Restricted Stock.  In addition, on the date of each annual meeting of stockholders at which directors are elected, each non-employee director who is either re-elected as a non-employee director or who continues in office as an incumbent non-employee director, will be issued 20,000 shares of restricted Common Stock. Such shares vest in full on January 1 of the next succeeding calendar year after the date of issuance, with the shares being forfeited to the Company if the Board member's service is terminated prior to the vesting date. During fiscal

    2008, our directors deferred receipt of the 20,000 share award provided for at the annual meeting.

Director Compensation Table for Fiscal 2008

        The following table sets forth summary information concerning compensation paid or accrued to the members of our Board of Directors (other than Mr. Craig, our Chief Executive Officer, who is a named executive officer, and Mr. Boss, our former Chief Executive Officer who was a named executive officer) for services rendered to us in all capacities for the fiscal year ended July 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Charles E. Bayless	$50,944	$12,735	$—	$—	$63,679
Rohn Crabtree	$20,972	$—	$—	$—	$20,972
Gary J. Hessenauer	$58,750	$12,735	$—	$—	$71,485
Mark S. Juergensen	$58,564	$12,735	$—	$—	$71,299
Dennis R. Leibel	$63,219	$12,735	$—	$—	$75,954
Robert C. Perkins	$66,413	$12,735	$—	$—	$79,148

(1)
The value reported above in the "Stock Awards" column is the amount we recognized for stock awards during fiscal 2008 for each director calculated in accordance with SFAS No. 123(R). See Note 2 to the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal 2008 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our restricted stock awards.

(2)
The value reported above in the "Option Awards" column is the amount we recognized for stock options during fiscal 2008 for each director calculated in accordance with SFAS No. 123(R). See Note 2 to the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K relating to fiscal 2008 for a discussion of assumptions made in determining the stock option expense.

        The aggregate number of stock options and stock awards outstanding for each non-executive director as of July 31, 2008 is indicated in the table below.

Non-Executive Directors	Stock Options(1)	Restricted Awards(2)
Charles E. Bayless	120,000	30,000
Gary J. Hessenauer	70,000	30,000
Mark S. Juergensen	157,500	30,000
Dennis R. Leibel	20,000	30,000
Robert C. Perkins	470,000	30,000

(1)
All stock options outstanding as of July 31, 2008 have fully vested.

(2)
All stock awards have fully vested.

Compensation Committee Interlocks and Insider Participation

        In fiscal 2008, our Compensation Committee consisted of Gary J. Hessenauer, Mark S. Juergensen and Dennis R. Leibel. No member of our Compensation Committee is currently, or has been at any time, one of our officers or employees or an officer or employee of one of our subsidiaries, is or was a participant in a "related party" transaction in fiscal 2008, or has served as a member of the Board of

Directors or compensation committee of any entity that has one or more officers serving as a member of our Board of Directors or Compensation Committee.

        The following report of our Compensation Committee shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act or to the liabilities of Section 18 of the Securities Exchange Act, nor shall any information in this report be incorporated by reference into any past or future filing under the Securities Act or the Securities Exchange Act, except to the extent that we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Securities Exchange Act.

Compensation Committee Report

        The Compensation Committee, comprised of independent directors, reviewed and discussed the foregoing "Compensation Discussion and Analysis for Named Executive Officers" with the Company's management, and based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Proxy Statement for our Annual Meeting of Stockholders relating to fiscal 2008 and included in our annual report on Form 10-K for fiscal 2008.

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

Beneficial Ownership Table

        The following table sets forth certain information about the beneficial ownership of our Common Stock as of the Record Date by:

  •
  each person known by us to own beneficially more than 5% of the voting power of our outstanding Common Stock;

  •
  each of our current directors;

  •
  our chief executive officer and the other named executive officers listed in the Summary Compensation Table set forth under the caption "Executive Compensation" in Item 11. Executive Compensation, herein (we collectively refer to these officers as the "named executive officers"); and

  •
  all of our current directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC based upon voting or investment power over the securities. Shares and share percentages beneficially owned are based upon the number of shares of Common Stock outstanding on the Record Date, together with options, warrants or other convertible securities that are exercisable for such respective securities within 60 days of the Record Date for each stockholder. Under the rules of the SEC, beneficial ownership includes shares over which the named stockholder exercises voting and/or investment power. Shares of Common

Stock subject to options, warrants or other convertible securities that are currently exercisable or will become exercisable within 60 days of the Record Date are deemed outstanding for computing the respective percentage ownership of the person holding the option, warrant or other convertible security, but are not deemed outstanding for purposes of computing the respective percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

	Common Stock
	Amount and Nature of Beneficial Ownership
Name	Number of Shares Owned	Right to Acquire(1)	Total	Percent of Class
Principal Stockholders:
Ian B. Carter(2)	250,000	2,500,000	2,750,000	8.2%
AP Finance LLC(3)	—	5,299,923	5,299,923	14.5%
Class I Directors:
Rohn E. Crabtree	30,000	—	30,000	*
Gary J. Hessenauer	30,000	70,000	100,000	*
Class II Directors and Nominees for Election at the Annual Meeting:
Charles E. Bayless	232,000	120,000	352,000	1.1%
Mark S. Juergensen	85,000	157,500	242,500	*
Class III Directors:
Gregory L. Craig(4)	815,986	300,000	1,115,986	3.6%
Dennis R. Leibel	30,000	20,000	50,000	*
Robert C. Perkins	260,000	470,000	730,000	2.3%
Named Executive Officers(5):
C. Douglas Mitchell	170,667	83,333	254,000	*
Michael J. Fallquist	250,000	125,000	375,000	1.2%
John H. Bomgardner	100,000	50,000	150,000	*
Steven S. Boss	4,000	—	4,000	*
J. Robert Hipps	—	—	—	*
Thomas J. Ulry	30,000	—	30,000	*
Erik A. Lopez	50,000	—	50,000	*
Directors and Executive Officers as a group (11 persons)(6):	2,003,653	1,445,833	3,449,486	10.6%

*
Indicates beneficial ownership of less than 1% of the issued and outstanding class of securities.

(1)
Represents shares of Common Stock issuable upon exercise of stock options or upon conversion of other convertible securities held by such persons that are exercisable within 60 days of the Record Date.

(2)
The mailing address of such stockholder is: P.O. Box 538, 1100 Irvine Blvd., Tustin, California 92780.

(3)
The mailing address of such stockholder is: 152 West 57th Street, 54th Floor, New York City, New York 10019. AP Finance LLC holds two senior secured convertible promissory notes, which are initially convertible into an aggregate of 7,675,137 shares of Common Stock at an initial conversion price of $3.00 per share. Included in the table are 2,229,869 of such shares, which represent the number of shares into which the notes may be initially converted without prior stockholder approval for the issuance of additional shares. In addition, AP Finance LLC holds two warrants to purchase an aggregate of 3,070,054 shares of Common Stock, which are included in the table, at a price of $1.15 per share.

(4)
Mr. Craig was appointed Chairman of the Board, Chief Executive Officer and a director of the Company on February 20, 2008. The options to purchase Common Stock reflected in this table include 50,000 options that Mr. Craig received during his prior term as a director of the Company from November 2004 through August 2005.

(5)
Pursuant to SEC rules, the determination of the Company's named executive officers is made with respect to its last completed fiscal year ended July 31, 2008. Mr. Boss was a Class I director and Chief Executive Officer until his resignation on February 20, 2008. Mr. Hipps served as the Company's Interim Chief Financial Officer between July 30, 2007 and January 28, 2008, Mr. Ulry served as the Company's Senior Vice President, Sales and Marketing, until his termination in June 2008, and Mr. Lopez served as the Company's Senior Vice President, General Counsel until October 5, 2007.

(6)
Includes David Yi, the Company's Chief Risk Officer, who beneficially owns 50,000 shares of Common Stock subject to vested stock options.

        No director, officer, affiliate of the Company or record owner of more than five percent of the Company's Common Stock, or any associate of such person, is a party adverse to the Company in any material pending legal proceeding or has a material interest adverse to the Company in any such proceeding.

Securities Authorized for Issuance under Equity Compensation Plans

        The Company has two equity compensation plans, the 2006 Stock Incentive Plan and the 1999 Equity Incentive Plan, which have been approved by our stockholders. With the exception of the Fallquist Incentive Plan and other one-time grants of options made by our Board of Directors from time to time, we do not have any other equity compensation plans.

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

(1)
Represents shares of Common Stock that may be issued pursuant to outstanding options granted under the 1999 Equity Incentive Plan and the 2006 Stock Incentive Plan.

(2)
Represents shares of Common Stock that may be issued pursuant to options available for future grant under the 1999 Equity Incentive Plan and the 2006 Stock Incentive Plan.

(3)
Represents shares of Common Stock that may be issued pursuant to options available for future grant under the following individual plans: options to purchase 2,500,000 shares granted to Ian B. Carter, the Company's former Chairman and Chief Executive Officer; options to purchase 100,000 shares granted to Robert C. Perkins, a former Chairman of the Board and currently, a member of our board of Directors; and options to purchase 125,000 shares granted to Michael J. Fallquist, the Company's Chief Operating Officer pursuant to the Fallquist Incentive Plan. (See Note 14 Stock Options to the Notes to Consolidated Financial Statements).

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

        None.

Indemnification Agreements

        We have entered into indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our Certificate of Incorporation and Bylaws. These indemnification agreements generally require us to indemnify each director and executive officer to the fullest extent authorized, permitted or required by the provisions of our amended and restated certificate of incorporation, our Certificate of Incorporation, our Bylaws and the Delaware General Corporation Law, as the same may be amended from time to time. In addition, we generally have agreed to indemnify our directors and executive officers against expenses, judgments and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed proceeding, subject to certain limitations.

Review, Approval or Ratification of Transactions with Related Persons.

        As provided by our Audit Committee charter, our Audit Committee must review and approve in advance any related party transaction. In approving or rejecting a proposed related party transaction, our Audit Committee shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, if applicable, and the impact on a director's independence. Our Audit Committee shall approve only those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion. All of our directors, officers and employees are required to report to our Audit Committee any such related party transaction for approval prior to its completion.

Director Independence.

        Our Board of Directors has reviewed and discussed information provided by the directors and the Company with regard to each director's business and personal activities as they may relate to the Company or its management. Based on its review of this information and all other relevant facts and circumstances, our Board has affirmatively determined that, the following six members of the Board of Directors are "independent" as that term is defined by the American Stock Exchange Company Guide: Charles E. Bayless, Rohn Crabtree, Gary J. Hessenauer, Mark S. Juergensen, Dennis R. Leibel and Robert C. Perkins. Gregory L. Craig, who serves as our Chief Executive Officer and as a full-time, executive-level employee of the Company and its operating subsidiaries, is our only non-independent director.

Item 14.    Principal Accounting Fees and Services.

        The following table sets forth the fees billed to us by our independent registered public accounting firms for each of the last two fiscal years, respectively.

	Fiscal Year
	2008	2007
Audit Fees	$598,120	$454,057
Audit-Related Fees	16,880	7,613
Tax Fees	—	—
All Other Fees	—	—

	$615,000	$461,670

         Audit Fees.    This category includes the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

         Audit Related Fees.    This category consists of assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and which are not reported above under "Audit Fees."

         Tax Fees.    This category consists of professional services rendered for tax services, including tax compliance, tax advice and tax planning.

         All Other Fees.    This category consists of fees for other advisory services.

        The Audit Committee has established a policy regarding the pre-approval of audit and non-audit services to be provided by our independent registered public accounting firm. From time to time, consistent with the policy, the Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and permissible non-audit services and associated fees within pre-approved limits set forth by the Committee, provided that the Chairman shall report any such decisions to the Committee at or before its next meeting. We are in compliance with applicable SEC rules relating to pre-approval policies and procedures.

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

COMMERCE ENERGY GROUP, INC.
Date: November 26, 2008	By:	/s/ GREGORY L. CRAIG Gregory L. Craig Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY L. CRAIG Gregory L. Craig	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 26, 2008
/s/ C. DOUGLAS MITCHELL C. Douglas Mitchell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 26, 2008
/s/ CHARLES E. BAYLESS Charles E. Bayless	Director	November 26, 2008
/s/ ROHN CRABTREE Rohn Crabtree	Director	November 26, 2008
/s/ GARY J. HESSENAUER Gary J. Hessenauer	Director	November 26, 2008
/s/ MARK S. JUERGENSEN Mark S. Juergensen	Director	November 26, 2008
/s/ DENNIS R. LEIBEL Dennis R. Leibel	Director	November 26, 2008
/s/ ROBERT C. PERKINS Robert C. Perkins	Director	November 26, 2008

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

 EXHIBIT INDEX

Exhibit	Description
Filed with this Report:
21.1	Subsidiaries of the Registrant.
23.1	Consent of Hein & Associates LLP, independent registered public accounting firm.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Incorporated by Reference:
3.1	Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.'s Registration Statement on Form 8-A and incorporated herein by reference.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc. dated July 1, 2004, previously filed with the SEC on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.'s Registration Statement on Form 8-A and incorporated herein by reference.
3.3	Second Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on December 17, 2007 as Exhibit 3.3 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended October 31, 2007 and incorporated herein by reference.
3.4	Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.6 to Commerce Energy Group, Inc.'s Registration Statement on Form 8-A and incorporated herein by reference.
4.1	Rights Agreement, dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the SEC on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.'s Registration Statement on Form 8-A and incorporated herein by reference.
4.2	Form of Rights Certificate, previously filed with the SEC on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.'s Registration Statement on Form 8-A and incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the SEC on October 8, 2003 as Exhibit 4.1 to Commonwealth Energy Corporation's Registration Statement on Form S-8 and incorporated herein by reference.
10.2	Form of Stock Option Agreement pursuant to Commonwealth Energy Corporation 1999 Equity Incentive Plan, previously filed with the SEC on November 15, 2004 as Exhibit 10.9 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.3	Amended and Restated Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on July 1, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.4	Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on February 1, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.5	Form of a Stock Option Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.10 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.6	Form of a Non-Qualified Stock Option Agreement for Non-Employee Directors pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.11 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.7	Form of a Restricted Share Award Agreement for U.S. Employees pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.12 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.8	Form of a Restricted Share Unit Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.14 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.9	Form of a SAR Award Agreement pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.15 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.10	Form of Performance Unit and Performance Stock Award pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.16 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.11	Amended and Restated Form of Non-Qualified Stock Option Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on May 18, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.12	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.13 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) filed with the SEC on April 20, 2006 and incorporated herein by reference.
10.13	Form of Restricted Share Award Agreement (for Non-Employee Directors) pursuant to the Commerce Energy Group, Inc. 2006 Stock Incentive Plan, Initial Grant, previously filed with the SEC on May 18, 2006 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.14	Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on February 1, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.15	Form of Subscription Agreement for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.7 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.

Exhibit	Description
10.16	Form of Notice of Withdrawal for the Commerce Energy Group, Inc. Amended and Restated 2005 Employee Stock Purchase Plan, previously filed with the SEC on April 20, 2006 as Exhibit 4.8 to Commerce Energy Group, Inc.'s Registration Statement on Form S-8 (File No. 333-133442) and incorporated herein by reference.
10.17	Commerce Energy Group, Inc. Bonus Program, effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.18	Commerce Energy Group, Inc. Bonus Program as amended by first amendment, effective March 27, 2007, previously filed with the SEC on June 14, 2007 as Exhibit 10.7 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.19	Commerce Energy Group, Inc. Bonus Program, as Amended and Restated effective January 25, 2008, previously filed with the SEC on March 14, 2008 as Exhibit 10.5 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2008 and incorporated herein by reference.
10.20	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 27, 2006, previously filed with the SEC on February 1, 2006 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.21	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective May 12, 2006, previously filed with the SEC on May 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.22	Commerce Energy Group, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective January 25, 2007, previously filed with the SEC on January 31, 2007 as Exhibit 99.6 to Commerce Energy Group Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.23	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.13 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.24	Stock Option Agreement dated as of August 29, 2003 between Robert C. Perkins and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.14 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.25	Indemnification Agreement dated as of November 1, 2000 between Commonwealth Energy Corporation and Ian B. Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the SEC on November 15, 2004 as Exhibit 10.16 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.26	Indemnification Agreement dated as of July 1, 2004 between Commerce Energy Group, Inc. and Ian Carter, with Schedule attached thereto of other substantially identical Indemnification Agreements, which differ only in the respects set forth in such Schedule, previously filed with the SEC on November 15, 2004 as Exhibit 10.17 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.27	Confidential Settlement Agreement and General Release dated as of April 21, 2005 by and among Ian B. Carter, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the SEC on April 22, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.28	Stock Option Agreement dated April 29, 2005 by and between Ian B. Carter and Commerce Energy Group, Inc., previously filed with the SEC on October 31, 2005 as Exhibit 10.33 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.29	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand, previously filed with the SEC on April 5, 2004 as Exhibit 10.6 to Amendment No. 3 to Commerce Energy Group's Registrant's Statement on Form S-4 and incorporated herein by reference.
10.30	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Peter Weigand, previously filed with the SEC on November 23, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.31	Settlement Agreement and General Release dated November 17, 2005 by and among Peter Weigand, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the SEC on November 23, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.32	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum, previously filed with the SEC on April 5, 2004 as Exhibit 10.7 to Amendment No. 3 to Commerce Energy Group's Registrant's Statement on Form S-4 and incorporated herein by reference.
10.33	Amendment No. 1 to Executive Employment Agreement dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Richard L. Boughrum, previously filed with the SEC on November 23, 2005 as Exhibit 99.11 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.34	Settlement Agreement and General Release dated November 17, 2005 by and among Richard L. Boughrum, Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the SEC on November 23, 2005 as Exhibit 99.8 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.35	Employment Offer Letter Agreement between Commerce Energy Group, Inc. and Thomas Ulry dated May 31, 2005, previously filed with the SEC on October 31, 2005 as Exhibit 10.30 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.36	Letter from Thomas Ulry to Commerce Energy Group, Inc. dated October 28, 2005 regarding the May 31, 2005 Employment Offer Letter Agreement, previously filed with the SEC on October 31, 2005 as Exhibit 10.31 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.37	Confidential Severance Agreement and General Release by and between Commerce Energy Group, Inc. and Thomas L. Ulry dated June 13, 2008, previously filed with the SEC on June 18, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.38	Settlement Agreement and General Release dated November 17, 2005, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and Eric Alam, previously filed with the SEC on November 23, 2005 as Exhibit 99.13 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.39	Agreement and Release dated November 17, 2005, by and among, Commerce Energy Group, Inc., Commerce Energy, Inc., Paul, Hastings, Janofsky & Walker LLP, Eric Alam, Bruno Kvetinskas, Greg Lander and Peter Weigand, previously filed with the SEC on November 23, 2005 as Exhibit 99.7 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.40	Executive Employment Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.41	Amendment No. 1 to Employment Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.42	Stock Option Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.43	Restricted Stock Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.44	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on January 31, 2007 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference
10.45	Indemnification Agreement dated August 1, 2005 between Commerce Energy Group, Inc. and Steven S. Boss, previously filed with the SEC on August 2, 2005 as Exhibit 10.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.46	Separation Agreement and General Release between Commerce Energy Group, Inc. and Steven S. Boss dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.47	Voting and Standstill Agreement between Commerce Energy Group, Inc. and Steven S. Boss dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.48	Employment Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.49	Amendment No. 1 to Employment Agreement dated November 30, 2006, by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on March 19, 2007 as Exhibit 10.1 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.50	Amendment No. 2 to Employment Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 2007 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.51	Stock Option Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.52	Restricted Stock Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.53	Amendment No. 1 to Restricted Stock Agreement dated January 25, 2007 by and between Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on January 31, 2007 as Exhibit 99.5 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.54	Indemnification Agreement dated December 1, 2005 between Lawrence Clayton, Jr. and Commerce Energy Group, Inc., previously filed with the SEC on December 6, 2005 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.55	Settlement Agreement and General Release, dated November 29, 2007, by and among Commerce Energy, Inc., Commerce Energy Group, Inc. and Lawrence Clayton, Jr., previously filed with the SEC on December 4, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.56	Settlement Agreement and General Release by and among Andrew V. Coppola, Commerce Energy, Inc. and Commerce Energy Group, Inc., previously filed with the SEC on April 18, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.57	Employment Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.3 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.58	Amendment No. 1 to Employment Agreement dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on October 29, 2008 as Exhibit 10.29 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.59	Stock Option Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.5 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.60	Restricted Share Award Agreement dated March 27, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.5 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.61	Indemnification Agreement dated March 26, 2007 between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on June 14, 2007 as Exhibit 10.4 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.62	Separation Agreement and General Release dated October 5, 2007 by and between Commerce Energy Group, Inc. and Erik A. Lopez, Sr., previously filed with the SEC on October 29, 2007 as Exhibit 10.57 to Commerce Energy Group, Inc.'s Current Report on Form 10-K and incorporated herein by reference.
10.63	Interim Executive Services Agreement by and between Commerce Energy Group, Inc. and Tatum, LLC regarding J. Robert Hipps dated July 25, 2007, previously filed with the SEC on July 27, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.64	Indemnification Agreement between Commerce Energy Group, Inc. and J. Robert Hipps dated July 25, 2007, previously filed with the SEC on July 27, 2007 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.65	Confidential Severance Agreement and General Release between Commerce Energy Group, Inc. and Rubin N. Cioll dated April 28, 2008, previously filed with the SEC on May 12, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on form 8-K and incorporated herein by reference.
10.66	Interim Executive Services Agreement re. C. Douglas Mitchell, dated January 14, 2008, previously filed with the SEC on January 30, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.67	Indemnification Agreement dated January 23, 2008 by and between Commerce Energy Group, Inc. and C. Douglas Mitchell previously filed with the SEC on January 30, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.68	Employment Letter Agreement, dated July 10, 2008, by and between C. Douglas Mitchell and Commerce Energy Group, Inc., previously filed with the SEC on July 17, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on form 8-K and incorporated herein by reference.
10.69	Stock Option Award Agreement, dated July 16, 2008, by and between C. Douglas Mitchell and Commerce Energy Group, Inc., previously filed with the SEC on July 17, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on form 8-K and incorporated herein by reference.
10.70	Restricted Stock Award Agreement, dated July 16, 2008, by and between C. Douglas Mitchell and Commerce Energy Group, Inc., previously filed with the SEC on July 17, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on form 8-K and incorporated herein by reference.
10.71	Services Agreement, dated July 10, 2008, by and between Tatum, LLC and Commerce Energy Group, Inc., previously filed with the SEC on July 17, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on form 8-K and incorporated herein by reference.
10.72	Employment Agreement between Commerce Energy Group, Inc. and Gregory L. Craig dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.73	Stock Option Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.74	Restricted Share Award Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.75	Indemnification Agreement between Commerce Energy Group, Inc. and Gregory L. Craig, dated February 20, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.6 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.76	Indemnification Agreement between Commerce Energy Group, Inc. and Rohn E. Crabtree, dated February 21, 2008, previously filed with the SEC on February 26, 2008 as Exhibit 99.8 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.77	Employment Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.78	Form of Stock Option Award Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.79	Form of Restricted Share Award Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist, previously filed with the SEC on March 13, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.80	Indemnification Agreement between Commerce Energy Group, Inc. and Michael J. Fallquist dated March 10, 2008, previously filed with the SEC on March 13, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.81	Commerce Energy Group, Inc. Fallquist Incentive Plan, previously filed with the SEC on March 13, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.82	Employment Letter Agreement, dated April 28, 2008, between Commerce Energy Group, Inc. and David J. Yi, previously filed with the SEC on November 13, 2008 as Exhibit 10.82 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.83	Stock Option Award Agreement, dated July 11, 2008, between Commerce Energy Group, Inc. and David J. Yi, previously filed with the SEC on November 13, 2008 as Exhibit 10.83 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.84	Employment Letter Agreement, dated July 18, 2008, between Commerce Energy Group, Inc. and John H. Bomgardner II, previously filed with the SEC on November 13, 2008 as Exhibit 10.84 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.85	Restricted Share Award Agreement, dated July 21, 2008, between Commerce Energy Group, Inc. and John H. Bomgardner II, previously filed with the SEC on November 13, 2008 as Exhibit 10.85 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.86	Stock Option Award Agreement, dated July 21, 2008, between Commerce Energy Group, Inc. and John H. Bomgardner II, previously filed with the SEC on November 13, 2008 as Exhibit 10.86 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.87	Indemnification Agreement, dated July 21, 2008, between Commerce Energy Group, Inc. and John H. Bomgardner II, previously filed with the SEC on November 13, 2008 as Exhibit 10.87 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description
Other Material Contracts
10.88	Registration Rights Agreement by and among Commonwealth Energy Corporation and the holders of Skipping Stone Inc. common stock dated March 29, 2004, previously filed with the SEC on April 5, 2004 as Exhibit 2.5 to Amendment No. 3 to Commerce Energy Group, Inc.'s Registration Statement on Form S-4 and incorporated herein by reference.
10.89	Consent to Sublease and Sublease Agreement dated May 28, 2004 between E*Trade Consumer Finance Corporation and Commonwealth Energy Corporation, previously filed with the SEC on November 15, 2004 as Exhibit 10.25 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.90†	Agreement To Provide QSE and Marketing Services dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co., previously filed with the SEC on October 29, 2008 as Exhibit 10.62 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.91	Termination Agreement by and between Commerce Energy, Inc. and Tenaska Power Services Co. dated October 17, 2008, previously filed with the SEC on November 13, 2008 as Exhibit 10.91 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.92†	Security Agreement dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co., previously filed with the SEC on October 29, 2008 as Exhibit 10.63 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.93†	Blocked Account Control Agreement (with Lockbox Services) dated August 2005 by and among Commerce Energy, Inc., Tenaska Power Services Co. and U.S. Bank National Association Depository Bank, previously filed with the SEC on October 29, 2008 as Exhibit 10.64 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.94†	Master Power Purchase and Sale Agreement dated August 1, 2005 between Commerce Energy, Inc. and Tenaska Power Services Co., previously filed with the SEC on October 29, 2008 as Exhibit 10.65 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.95	Guaranty Agreement dated August 1, 2005 by Commerce Energy Group, Inc. in favor of Tenaska Power Services Co., previously filed with the SEC on October 29, 2008 as Exhibit 10.66 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.96	First Amendment to Security Agreement between Commerce Energy, Inc. and Tenaska Power Services Co., effective as of March 7, 2006, previously filed with the SEC on October 29, 2008 as Exhibit 10.67 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.97	First Amendment to Master Power Purchase and Sale Agreement between Commerce Energy, Inc. and Tenaska Power Services, Co. dated May 25, 2007, previously filed with the SEC on October 29, 2008 as Exhibit 10.86 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.98	Release Agreement dated April 16, 2008 by and among Commerce Energy, Inc., Tenaska Power Services Co. and Wachovia Capital Finance Corporation (Western) as agent for the lenders party to the Credit Facility previously filed with the SEC on June 12, 2008 as Exhibit 10.19 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2008 and incorporated herein by reference.

Exhibit	Description
10.99	Second Amendment to Security Agreement between Commerce Energy, Inc. and Tenaska Power Services Co., effective as of June 22, 2006, as previously filed with the SEC on October 29, 2007 as Exhibit 10.76 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended July 31, 2007 and incorporated herein by reference.
10.100	Loan and Security Agreement by and among Commerce Energy, Inc., as Borrower, and Commerce Energy Group, Inc., as Guarantor, and Wachovia Capital Finance Corporation (Western), as Agent, and the Lenders From Time to Time Party Thereto, as Lenders, dated June 8, 2006, previously filed with the SEC on June 12, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.101	Guaranty dated June 8, 2006 by Commerce Energy Group, Inc., as Guarantor, to Wachovia Capital Finance Corporation (Western), as Agent, previously filed with the SEC on June 12, 2006 as Exhibit 99.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.102	First Amendment to Loan and Security Agreement and Waiver dated September 20, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on September 26, 2006 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.103	Second Amendment to Loan and Security Agreement and Waiver dated October 26, 2006 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on October 30, 2006 as Exhibit 10.91 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.104	Third Amendment to Loan and Security Agreement and Waiver dated March 15, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on March 19, 2007 as Exhibit 10.9 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2007 and incorporated herein by reference.
10.105	Fourth Amendment to Loan and Security Agreement and Waiver dated June 26, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc. previously filed with the SEC on October 29, 2008 as Exhibit 10.73 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.106	Fifth Amendment to Loan and Security Agreement and Waiver dated August 1, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and The CIT Group/Business Credit, Inc., previously filed with the SEC on August 2, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.107	Sixth Amendment to Loan and Security Agreement, dated November 16, 2007, by and among Commerce Energy, Inc., Commerce Energy Group, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender and The CIT Group/Business Credit, Inc., as Lender, previously filed with the SEC on November 20, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.108	Letter Agreement, dated September 20, 2007, by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender and The CIT Group/Business Credit, Inc., as Lender, previously filed with the SEC on September 25, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.109	Seventh Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and The CIT Group/Business Credit, Inc., dated March 12, 2008, previously filed with the SEC on March 14, 2008 as Exhibit 10.18 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2008 and incorporated herein by reference.
10.110	Eighth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, dated June 11, 2008, previously filed with the SEC on June 12, 2008 as Exhibit 10.20 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2008 and incorporated herein by reference.
10.111	Ninth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated July 21, 2008, previously filed with the SEC on July 25, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.112	Tenth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated July 25, 2008, previously filed with the SEC on July 29, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.113	Eleventh Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated August 21, 2008, previously filed with the SEC on November 13, 2008 as Exhibit 10.113 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.114	Twelfth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated October 22, 2008, previously filed with the SEC on November 13, 2008 as Exhibit 10.114 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.115	Blocked Account Control Agreement with Lockbox Services dated April 15, 2008 by and among Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western) and U.S. Bank, N.A., previously filed with the SEC on June 12, 2008 as Exhibit 10.18 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2008 and incorporated herein by reference.
10.116	Note and Warrant Purchase Agreement dated August 21, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.116 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.117	First Amendment to Note and Warrant Purchase Agreement dated August 22, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.117 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.118	Second Amendment to Note and Warrant Purchase Agreement dated October 23, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.118 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit	Description
10.119	Third Amendment to Note and Warrant Purchase Agreement dated October 27, 2008 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance, LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.119 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.120†	Senior Secured Convertible Promissory Note dated August 21, 2008 in the principal amount of $20,931,579 payable to AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.120 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.121†	Senior Secured Convertible Promissory Note dated August 22, 2008 in the principal amount of $2,225,410.98 payable to AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.121 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.122†	Discretionary Line of Credit Demand Note dated August 27, 2008 in the principal amount of $6,000,000, previously filed with the SEC on November 13, 2008 as Exhibit 10.122 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.123	Security Agreement dated August 21, 2008 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.123 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.124	Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.124 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.125	Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Jesup & Lamont, Inc., previously filed with the SEC on November 13, 2008 as Exhibit 10.125 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.126	Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Bill Corbett, previously filed with the SEC on November 13, 2008 as Exhibit 10.126 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.127	Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Lee E. Mikles Revocable Trust, previously filed with the SEC on November 13, 2008 as Exhibit 10.127 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K and incorporated herein by reference.
10.128	Asset Purchase Agreement dated September 20, 2006 between Houston Energy Services Company, L.L.C. and Commerce Energy, Inc., previously filed with the SEC on September 26, 2006 as Exhibit 2.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.129	Transition Services Agreement dated September 20, 2006 among Commerce Energy, Inc. and Houston Energy Services Company, L.L.C., previously filed with the SEC on September 26, 2006 as Exhibit 2.2 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.130	Guaranty Agreement dated September 20, 2006 among Commerce Energy, Inc., Thomas L. Goudie, James Bujnoch, Jr., Gary Hollowell, Dustin Roach, Steve Loy and Arnold Perez, previously filed with the SEC on September 26, 2006 as Exhibit 2.3 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.

Exhibit	Description
10.131	Gas Supply Agreement dated September 20, 2006 by and among Pacific Summit Energy LLC and Commerce Energy, Inc. and Houston Energy Services Company, LLC, previously filed with the SEC on October 29, 2008 as Exhibit 10.80 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.132	Operating Agreement dated September 20, 2006 between Pacific Summit Energy LLC and Commerce Energy, Inc, previously filed with the SEC on October 29, 2008 as Exhibit 10.81 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.133†	Security Agreement dated September 20, 2006 between Pacific Summit Energy LLC and Commerce Energy, Inc, previously filed with the SEC on October 29, 2008 as Exhibit 10.82 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.134†	Blocked Account Control Agreement (with Lockbox Services) dated September 20, 2006 by and among Commerce Energy, Inc., Pacific Summit Energy LLC and Wachovia Bank NA, previously filed with the SEC on October 29, 2008 as Exhibit 10.83 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.135	Base Contract for Sale and Purchase of Natural Gas dated September 20, 2006 between Commerce Energy, Inc. and Pacific Summit Energy LLC, previously filed with the SEC on October 29, 2008 as Exhibit 10.84 to Commerce Energy Group, Inc.'s Annual Report on form 10-K and incorporated herein by reference.
10.136	APX Settlement and Release of Claims Agreement dated as of January 5, 2007 by and among the Settling Parties, including Commonwealth Energy Corporation (n/k/a Commerce Energy, Inc.), previously filed with the SEC on March 19, 2007 as Exhibit 10.2 to Commerce Energy Group, Inc.'s Quarterly Report on Form 10-Q and incorporated herein by reference.
10.137	Settlement Agreement and Mutual Release dated June 11, 2007 among Commerce Energy Group, Inc., Commerce Energy, Inc., Peter Weigand and American Communications Network, Inc., previously filed with the SEC on June 12, 2007 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.138	Asset Purchase Agreement dated October 23, 2008 by and between Commerce Energy, Inc. and Ambit Energy, L.P., previously filed with the SEC on October 29, 2008 as Exhibit 2.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
10.139	Letter Agreement dated November 11, 2008 by and between Commerce Energy Group, Inc. and Universal Energy Group Ltd., previously filed with the SEC on November 12, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.'s Current Report on Form 8-K and incorporated herein by reference.
14.1	Commerce Energy Group, Inc. Code of Business Conduct and Ethics, previously filed with the SEC on November 15, 2004 as Exhibit 14.1 to Commerce Energy Group, Inc.'s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.

†
Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

QuickLinks

EXPLANATORY NOTE
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
Summary Compensation Table
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