Form 10-Q
period 2008-10-31
COMMERCE ENERGY GROUP, INC.
filed 2008-12-17
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Yes   No ☑

 As of October 31, 2008, 31,131,285 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

COMMERCE ENERGY GROUP, INC.

Form 10-Q

For the Period Ended October 31, 2008

COMMERCE ENERGY GROUP, INC.

Explanatory Note

On December 15, 2008, Commerce Energy Group, Inc, or the Company, filed a current report on Form 8-K/A (Amendment No. 1) dated December 12, 2008 with the Securities and Exchange Commission, or the December 2008 Form 8-K, reporting, among other things, it had consented to a foreclosure proceeding under Section 9-620 under the New York Uniform Commercial Code. In connection with such foreclosure, all of the common stock of Commerce Energy, Inc., the wholly-owned operating company of the Company, or Commerce, was ultimately accepted by the lenders in satisfaction of all of the Company’s secured debt. As an inducement to the Company to accept the foreclosure, the lenders (i) agreed to the consensual foreclosure, and pursuant to the terms of the acceptance agreement; (ii) consented to the payment of a dividend from Commerce to the Company in the amount of $3.1 million; and (iii) consented to Commerce’s assumptions of certain liabilities of the Company. Immediately after the consensual foreclosure transaction, the Board decided to make a distribution to its shareholders of $2,614,780, after providing for all known or reasonably foreseeable obligations to the Company. This distribution was comprised of a cash dividend on shares of the Company’s common stock in the amount of $0.084 per share to be paid to the Company’s shareholders of record as of December 11, 2008. In addition to the dividend payment, such shareholders shall also receive an additional payment of $0.001 per right in connection with the redemption of all the outstanding Rights under the Company’s Shareholders Rights Plan dated July 1, 2004. The distribution date was set for December 17, 2008. After payment of the dividend, the Company plans to hold a special meeting of stockholders to dissolve.

  For a further discussion of the above-referenced transaction and related pro forma financial information, reference is made to the December 2008 Form 8-K.

  You should read this Form 10-Q for the Quarterly Period Ended October 31, 2008 in conjunction with the December 2008 Form 8-K.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION
(In Thousands)
(Unaudited)

October 31, 2008
Assets, net of secured debt	$46,604
Other liabilities	(43,504)
Net assets available in liquidation	$3,100

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
 (In thousands, except per share amounts)

July 31, 2008
ASSETS
Current assets:
Cash and equivalents	$5,042
Accounts receivable, net	82,416
Natural gas inventory	7,717
Prepaid expenses and other current assets	13,269
Total current assets	108,444

Deposits and other assets	1,600
Property and equipment, net	8,009
Other intangible assets, net	3,976

Total assets	$122,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Energy and accounts payable	$58,500
Short-term borrowings	11,756
Accrued liabilities	11,901
Total current liabilities	82,157

Commitments and contingencies

Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 31,141 (unaudited) issued and outstanding at October 31, 2008 and 31,141 at July 31, 2008	61,919
Other comprehensive loss	(996)
Retained earnings	(21,051)
Total stockholders’ equity	39,872

Total liabilities and stockholders’ equity	$122,029

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2008	2007
Net revenue	$98,614	$105,597
Direct energy costs	88,540	89,209
Gross profit	10,074	16,388
Selling and marketing expenses	1,863	3,932
General and administrative expenses	11,948	13,460
Adjustment to adopt liquidation basis of accounting	35,820	—
Loss from operations	(39,557)	(1,004)

Other income (expense):
Interest income	58	230
Interest expense	(6,846)	(313)
Mark-to-market gain on warrants	2,318	—
Gain on sale of Texas electric service contracts	7,790	—
Total other income and expenses	3,320	(83)
Net loss	$(36,237)	$(1,087)
Income loss per common share:
Basic	$(1.16)	$(0.04)
Diluted	$(1.16)	$(0.04)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
 (In Thousands)
(Unaudited)

	Three Months Ended October 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(36,237)	$(1,087)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Adjustment to adopt liquidation basis of accounting	35,820	—
Depreciation	737	544
Amortization	329	440
Amortization of deferred loan costs	1,267	41
Write down of inventory	3,154	—
Gain on sale of assets	(7,790)	—
Changes related to issuance of warrants	(2,318)	—
Provision for doubtful accounts	3,121	3,665
Stock-based compensation	58	190
Changes in operating assets and liabilities:
Accounts receivable, net	22,825	(4,384)
Inventory	(3,190)	(3,476)
Prepaid expenses and other assets	(7,502)	(1,959)
Energy and accounts payable	(29,298)	(6,859)
Accrued liabilities and other	(7,484)	(133)
Net cash used in operating activities	(26,508)	(13,018)

Cash Flows From Investing Activities
Purchase of property and equipment	(657)	(852)
Proceeds from sale of Texas electric service contracts	8,500	—
Net cash provided by (used) in investing activities	7,843	(852)

Cash Flows From Financing Activities
Short-term borrowings	22,174	12,400
Credit line commitment fee	(2,435)	—
Decrease in restricted cash	—	353
Net cash provided by financing activities	19,739	12,753

Increase (decrease) in cash and equivalents	1,074	(1,117)
Cash and equivalents at beginning of period	5,042	6,559

Cash and equivalents at end of period	$6,116	$5,442

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$1,746	$272
Income taxes	$—	$147

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

  COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except for Share and Per Share Amounts)
(Unaudited)

Note 1. Basis of Presentation

The information set forth in this Form 10-Q for the Quarterly Period Ended October 31, 2008, or the October 2008 Form 10-Q, relates to periods during which the Company had an operating business, which periods were prior to the consensual foreclosure, or the Consensual Foreclosure, summarized below and previously disclosed in the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated December 12, 2008 and filed with the Securities and Exchange Commission on December 15, 2008, or the December 2008 Form 8-K. As a result of the Consensual Foreclosure, the Company no longer has an operating business and the Board of Directors of the Company has recommended that the Company be dissolved. The October 2008 Form 10-Q is being filed to comply with a requirement under the Securities Exchange Act of 1934, as amended.

The following summary of the Consensual Foreclosure is qualified in its entirety by the information contained in Item 1.01 of the December 2008 Form 8-K, which is incorporated by reference herein. You are encouraged to read the December 2008 Form 8-K, including the exhibits thereto, in its entirety.

On December 11, 2008, AP Finance, LLC and Commerce Gas and Electric Corp., collectively, the Lenders, notified the Company in writing that an event of default existed under the Discretionary Line of Credit Demand Note executed by the Company and Commerce in favor of AP Finance, LLC. On December 11, 2008, the Lenders proposed under Section 9-620 of the Uniform Commercial Code, or the UCC, as in effect in the State of New York and subject to obtaining the Company’s consent, to accept all shares of stock in Commerce in satisfaction of the Company’s liabilities and obligations with respect to the Secured Debt pursuant to the terms and conditions of an acceptance agreement or the Acceptance Agreement, between the Company and the Lenders.

The Company consented to the Consensual Foreclosure and executed and delivered the Acceptance Agreement and the other documents related thereto on December 11, 2008.

In connection with the Consensual Foreclosure, to induce the Company to consent rather than exercising its statutory rights to delay the foreclosure, and pursuant to the terms of the Acceptance Agreement, the Lenders: (i) consented to the payment of a divided from Commerce to the Company in the amount of $3.1 million immediately prior to the delivery of the Acceptance Agreement; (ii) consented to Commerce’s assumption of certain liabilities and obligations of the Company identified in an assumption letter dated December 11, 2008 between the Company and Commerce, or the Assumption Letter, including, but not limited to, all liabilities and obligations of the Company under the employment agreements between the Company and its executive officers (including any severance obligations thereunder); (iii) agreed to indemnify the Company and its officers, directors, employees, agents and representatives from liabilities arising from any breach by Commerce of its obligations under the Assumption Letter; (iv) released the Company from any and all liabilities and obligations with respect to the Secured Debt; and (v) cancelled all warrants to acquire shares of common stock of the Company held by AP Finance, LLC.

As a result of the Consensual Foreclosure, the Company ceased all operations. Additionally, following the Consensual Foreclosure and after providing for all known and reasonably foreseeable liabilities and obligations of the Company, the Company decided to make a distribution in the amount of $2,614,780. This distribution was comprised of a cash dividend on shares of the Company’s common stock in the amount of $0.084 per share to be paid to the Company’s shareholders of record as of December 11, 2008. In addition to the dividend payment, such shareholders shall also receive an additional payment of $0.001 per right in connection with the redemption of all the outstanding Rights under the Company’s Shareholders Rights Plan dated July 1, 2004. The distribution date was set for December 17, 2008. After payment of the dividend, the Company plans to hold a special meeting of stockholders to dissolve the Company.

As a result, the Company changed its basis of accounting effective October 31, 2008 (and for the periods ending subsequent to that date) from the going concern basis to a liquidation basis in accordance with generally accepted accounting principals in the United States (“GAAP”). Accordingly, at October 31, 2008, assets have been reported at estimated net realizable value and liabilities are presented based on estimated settlement amounts based on the terms of the Consensual Foreclosure. The valuation of assets and liabilities in liquidation is based on management’s estimate of their net realizable value or settlement amounts at October 31, 2008. Such values could differ materially from amounts ultimately realized in the future as the Company completes its liquidation. Differences between the estimated revalued amounts of assets and liabilities and actual cash transactions after October 31, 2008 will be recognized in the period in which they are subject to reasonable

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except for Share and Per Share Amounts) — Continued
(Unaudited)

estimation in accordance with GAAP.

The accompanying condensed statement of net assets in liquidation at October 31, 2008, the condensed statements of operations for the three month periods ended October 31, 2008 and 2007, and the statements of cash flows for the three month periods ended October 31, 2008 and 2007 are unaudited. Except for the statement of net assets in liquidation, these financial statements have been prepared on the same basis as the Company's audited financial statements and, in the opinion of management, reflect all adjustments which (except as described in these notes to unaudited condensed financial statements) are only of a normal recurring nature and which are necessary for a fair presentation of the net assets in liquidation, cash flows, and results of operations for such periods. Except for the statement of net assets in liquidation, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on November 13, 2008.

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

The following is a reconciliation of the numerator, income (loss), and the denominator, (common shares in thousands), used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended October 31,
	2008	2007
Numerator:
Net loss	$(36,237)	$(1,087)
Net loss applicable to common stock —basic and diluted	$(36,237)	$(1,087)

Denominator:
Weighted-average outstanding common shares — basic	31,134	30,380
Effect of stock options	—	—
Weighted-average outstanding common shares — diluted	31,134	30,380

Note 3.  Sale of Texas Electric Service Contracts

On October 24, 2008, Commerce Energy completed the sale of all of its electric service contracts with its customers in Texas and certain assets related to these contracts to Ambit pursuant to the terms and conditions of an Asset Purchase Agreement dated October 23, 2008 by and between Commerce Energy and Ambit.

The initial purchase price paid to Commerce Energy in connection with the transaction is $11.2 million with $8.5 million paid in cash on October 24, 2008, and $2.7 million, to be reduced by customer deposits and adjusted by positive or negative monetary adjustments if the number of active customers transferred deviates by more than 2.5% from 57,588 customers, payable in cash on or before November 24, 2008. The second payment, originally due on November 24, 2008, received on December 5, 2008, totaled $1.1 million, and reflected adjustments primarily due to customer deposits. In addition, Ambit will assume certain liabilities relating to the assets being sold. Ambit has also agreed to make residual payments to Commerce Energy during a period beginning on the closing date and continuing through December 31, 2010. The residual payments, which are calculated and paid monthly, generally consist of $3.50 for each electric service contract being transferred that has charges invoiced to Ambit that are not past due and are estimated to be approximately $3.6 million.

  COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except for Share and Per Share Amounts) — Continued
(Unaudited)

The following details the gain recorded from the sale of Texas electric service contracts:

Proceeds from sale (before residual payments)	$11,200
Less:
Write off of prepaid sales commissions	(1,969)
Settlement of receivables and customer deposits	(596)
Write off of Texas customer related property and equipment	(509)
Broker and legal fees	(336)
Gain on sale of Texas electric service contracts	$7,790

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein and unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries. “Commerce” refers to Commerce Energy, Inc., our principal operating subsidiary. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2008, or the Form 10-K/A.

Some of the statements in this quarterly report on Form 10-Q are forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events which involve risks and uncertainties. All statements other than statements of historical facts included in this Item 2 relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terms. The forward-looking statements contained in this quarterly report on Form 10-Q involve known and unknown risks and uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in the Form 10-K and elsewhere in this Form 10-Q, including, without limitation, our ability to find a replacement for our current credit facility and financing to repay our senior notes and demand note by December 22, 2008, changes in general economic conditions in the markets in which we may compete; fluctuations in the market price of energy which may negatively impact the competitiveness of our product offerings to current and future customers; decisions by our energy suppliers requiring us to post additional collateral for our energy purchases; uncertainties in the capital markets should we seek to raise additional equity or debt financing; uncertainties relating to federal and state proceedings regarding issues emanating from the 2000-2001 California energy crisis, including any resulting federal, state, or administrative legal proceedings which could affect us; increased competition; our ability to address changes in laws and regulations; our ability to successfully integrate businesses or customer portfolios that we may acquire; our ability to obtain and retain credit necessary to profitably support our operations; adverse state or federal legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the U.S. Securities and Exchange Commission, or the SEC. We caution that, while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including, without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.

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

We were founded in 1997 as a retail electricity marketer in California. As of October 31, 2008, we delivered electricity to approximately 97,000 customers in California, Maryland, Michigan, New Jersey, Pennsylvania and Texas; and natural gas to approximately 46,000 customers in California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania.

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

Bad. Debt.  Our bad debt expense was $3.1 million in the first quarter of fiscal 2009. During fiscal 2008, approximately 87% of our bad debt expense was derived from Texas electricity customers and, with the sale of Texas electricity customers to Ambit in the first quarter of fiscal 2009; fiscal 2009 bad debt expense was expected to decrease.

Texas Electric Service Contracts. On October 24, 2008, Commerce completed the sale of all of its electric service contracts with its customers in Texas and certain assets related to these contracts to Ambit Energy Group, L.P., or Ambit, pursuant to the terms and conditions of an Asset Purchase Agreement dated October 23, 2008 by and between Commerce Energy and Ambit.

The initial purchase price paid to Commerce Energy in connection with the transaction is $11.2 million with $8.5 million paid in cash on October 24, 2008, and $2.7 million, to be reduced by customer deposits and adjusted by positive or negative monetary adjustments if the number of active customers transferred deviates by more than 2.5% from 57,588 customers, payable in cash on or before November 24, 2008. The second payment, originally due on November 24, 2008, received on December 5, 2008, totaled $1.1 million, and reflected adjustments primarily due to customer deposits. In addition, Ambit will assume certain liabilities relating to the assets being sold. Ambit has also agreed to make residual payments to Commerce Energy during a period beginning on the closing date and continuing through December 31, 2010. The residual payments, which are calculated and paid monthly, generally consist of $3.50 for each electric service contract being transferred that has charges invoiced to Ambit that are not past due and are estimated to be approximately $3.6 million.

AP Finance Debt Financing. In response to our need to reach an agreement with our senior lender regarding the terms of an amendment to our credit facility, on August 21, 2008, the Company, Commerce and AP Finance LLC, or AP Finance, entered into a Note and Warrant Purchase Agreement whereby AP Finance agreed to purchase from the Commerce and Commerce Energy two 12% Senior Secured Convertible Promissory Notes in the aggregate principal amount of $23,100,000 or the Senior Convertible Notes, plus warrants to purchase an aggregate amount of 3,070,000 shares of our common stock at $1.15 per share. The Senior Convertible Notes are subordinated to our outstanding credit facility and convertible into shares of our common stock at a conversion price of $3.00 per share, subject to certain adjustments and limitations. In addition, on October 27, 2008, AP Finance agreed to provide up to $6.0 million to Commence Energy in a discretionary line of credit and advanced $3.6 million under a Discretionary Line of Credit Demand Note.

Consensual Foreclosure. The information set forth in this Form 10-Q for the Quarterly Period Ended October 31, 2008, or the October 2008 Form 10-Q, relates to periods during which the Company had an operating business, which periods were prior to the consensual foreclosure, or the Consensual Foreclosure, summarized below and previously disclosed in the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated December 12, 2008 and filed with the Securities and Exchange Commission on December 15, 2008, or the December 2008 Form 8-K. As a result of the Consensual Foreclosure, the Company no longer has an operating business and the Board of Directors of the Company has recommended that the Company be dissolved. You are encouraged to read the December 2008 Form 8-K, including the exhibits thereto, in its entirety.

On December 11, 2008, AP Finance, LLC and Commerce Gas and Electric Corp., collectively the Lenders notified the Company in writing that an event of default existed under the Discretionary Line of Credit Demand Note executed by the Company and Commerce in favor of AP Finance, LLC, the Lenders, or the Secured Debt. On December 11, 2008, the Lenders proposed under Section 9-620 of the Uniform Commercial Code, or the UCC as in effect in the State of New York and Section 9620 of the UCC as in effect in the State of California and subject to obtaining the Company’s consent, to accept all shares of stock in Commerce in satisfaction of the Company’s liabilities and obligations with respect to the Secured Debt pursuant to the terms and conditions of an acceptance agreement, or the Acceptance Agreement, between the Company and the Lenders.

The Company consented to the Consensual Foreclosure and executed and delivered the Acceptance Agreement and the other documents related thereto on December 11, 2008.

In connection with the Consensual Foreclosure, to induce the Company to consent rather than exercising its statutory rights to delay the foreclosure, and pursuant to the terms of the Acceptance Agreement, the Lenders: (i)

consented to the payment of a divided from Commerce to the Company in the amount of $3.1 million immediately prior to the delivery of the Acceptance Agreement; (ii) consented to Commerce’s assumption of certain liabilities and obligations of the Company identified in an assumption letter dated December 11, 2008 between the Company and Commerce, or the Assumption Letter, including, but not limited to, all liabilities and obligations of the Company under the employment agreements between the Company and its executive officers (including any severance obligations thereunder); (iii) agreed to indemnify the Company and its officers, directors, employees, agents and representatives from liabilities arising from any breach by Commerce of its obligations under the Assumption Letter; (iv) released the Company from any and all liabilities and obligations with respect to the Secured Debt; and (v) cancelled all warrants to acquire shares of common stock of the Company held by AP Finance, LLC.

As a result of the Consensual Foreclosure, the Company ceased all operations. Additionally, following the Consensual Foreclosure and after providing for all known and reasonably foreseeable liabilities and obligations of the Company, the Board decided to make a cash distribution to its shareholders of $2,614,780. This distribution was comprised of a cash dividend on shares of the Company’s common stock in the amount of $0.084 per share to be paid to the Company’s shareholders of record as of December 11, 2008. In addition to the dividend payment, such shareholders shall also receive an additional payment of $0.001 per right in connection with the redemption of all the outstanding Rights under the Company’s Shareholders Rights Plan dated July 1, 2004. The distribution date was set for December 17, 2008. After payment of the dividend, the Company plans to hold a special meeting of stockholders to dissolve the Company.

The Company has furnished pro form financial information relating to the disposition of the shares of stock in Commerce under Item 9.01(b) of the December 2008 Form 8-K, which you are encouraged to read in conjunction with the October 2008 Form 10-Q.

Results of Operations

A comparison of the results of operations between fiscal periods would not be helpful to investors due to the announced intention to pursue an orderly cessation of our operations. The Company has implemented liquidation basis accounting effective October 31, 2008.

In connection with the adoption of liquidation accounting discussed above, the Company recognized impairment charges of $35.8 million for the three months ended October 31, 2008.

Liquidity and Capital Resources

As a result of the Consensual Foreclosure, the Company ceased all operations. Additionally, following the Consensual Foreclosure and after providing for all known and reasonably foreseeable liabilities and obligations of the Company, the Company’s board of directors took action to distribute substantially all of its cash to its stockholders, the result of which would leave the Company with virtually no assets.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation required by paragraph (b) of Rules 13a-15 or 15d-15(e) as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting referenced below to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

In our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2008, we identified material weaknesses in our internal control over financial reporting under the caption “Management’s Report on Internal Control over Financial Reporting” in Part II, Item 9A(T).  Controls and Procedures. The material weaknesses included deficiencies in our internal controls over the existence, completeness and accuracy of revenues, cost of revenues, deferred revenues and associated accounts receivable.  Specifically, the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues may not be adequate to detect material errors in revenues, cost of revenues, deferred revenues and associated accounts receivable. A contributing factor was found to be the ineffective operation of certain of our Information System controls over revenue and billing systems. This control deficiency could result in a misstatement of revenue, deferred revenue and accounts receivable that would result in a material misstatement to the Company’s interim or annual consolidated financial statements. As a result, management determined that this control deficiency constituted a material weakness.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2008, or the Form 10-K, for a summary of our previously reported legal proceedings.  Since the date of the Form 10-K, there have been no material developments in previously reported legal proceedings.

Item 1A. Risk Factors.

Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our Form 10-K. There have been no material changes to the risk factors as disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

See Item 5 herein regarding the Consensual Foreclosure.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Consensual Foreclosure

The information set forth in this Form 10-Q for the Quarterly Period Ended October 31, 2008, or the October 2008 Form 10-Q, relates to periods during which the Company had an operating business, which periods were prior to the consensual foreclosure or the Consensual Foreclosure, summarized below and previously disclosed in the Company’s current report on Form 8-K/A (Amendment No. 1) dated December 12, 2008 filed with the Securities and Exchange Commission on December 15, 2008, or the December 2008 Form 8-K. As a result of the Consensual Foreclosure, the Company no longer has an operating business and the Board of Directors of the Company has recommended that the Company be dissolved.

The following summary of the Consensual Foreclosure is qualified in its entirety by the information contained in Item 1.01 of the December 2008 Form 8-K, which is incorporated by reference herein. You are encouraged to read the December 2008 Form 8-K, including the exhibits thereto, in its entirety.

On December 11, 2008, AP Finance, LLC and Commerce Gas and Electric Corp., collectively, the Lenders, notified the Company in writing that an event of default existed under the Discretionary Line of Credit Demand Note executed by the Company and Commerce in favor of AP Finance, LLC. On December 11, 2008, the Lenders proposed under Section 9-620 of the Uniform Commercial Code, or the UCC, as in effect in the State of New York and subject to obtaining the Company’s consent, to accept all shares of stock in Commerce Energy, Inc., or Commerce, in satisfaction of the Company’s liabilities and obligations with respect to the Secured Debt pursuant to the terms and conditions of an acceptance agreement, or the Acceptance Agreement, between the Company and the Lenders.

The Company consented to the Consensual Foreclosure and executed and delivered the Acceptance Agreement and the other documents related thereto on December 11, 2008.

In connection with the Consensual Foreclosure, to induce the Company to consent rather than exercising its statutory rights to delay the foreclosure, and pursuant to the terms of the Acceptance Agreement, the Lenders: (i) consented to the payment of a divided from Commerce to the Company in the amount of $3.1 million immediately prior to the delivery of the Acceptance Agreement; (ii) consented to Commerce’s assumption of certain liabilities and obligations of the Company identified in an assumption letter dated December 11, 2008 between the Company and Commerce, or the Assumption Letter, including, but not limited to, all liabilities and obligations of the Company under the employment agreements between the Company and its executive officers (including any severance obligations thereunder); (iii) agreed to indemnify the Company and its officers, directors, employees, agents and representatives from liabilities arising from any breach by Commerce of its obligations under the Assumption Letter; (iv) released the Company from any and all liabilities and obligations with respect to the Secured Debt; and (v) cancelled all warrants to acquire shares of common stock of the Company held by AP Finance, LLC.

As a result of the Consensual Foreclosure, the Company ceased all operations. Additionally, following the Consensual Foreclosure and after providing for all known and reasonably foreseeable liabilities and obligations of the Company, the Board decided to make a cash distribution to its shareholders of $2,614,780. This distribution was comprised of a cash dividend on shares of the Company’s common stock in the amount of $0.084 per share to be paid to the Company’s shareholders of record as of December 11, 2008. In addition to the dividend payment, such shareholders shall also receive an additional payment of $0.001 per right in connection with the redemption of all the outstanding Rights under the Company’s Shareholders Rights Plan dated July 1, 2004. The distribution date was set for December 17, 2008. After payment of the dividend, the Company plans to hold a special meeting of stockholders to dissolve the Company.

The Company has furnished pro form financial information relating to the disposition of the shares of stock in Commerce under Item 9.01(b) of the December 2008 Form 8-K, which you are encouraged to read in conjunction with the October 2008 Form 10-Q.

Annual Meeting of Stockholders

The Company has postponed its annual meeting of shareholders relating to its fiscal year ended July 31, 2008 previously set for Thursday, January 8, 2009. A revised meeting date has not yet been determined.

Item 6.                      Exhibits.

The exhibits listed below are hereby filed with the SEC as part of this Report.

Exhibit Number	Description
Filed with this Report:
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

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc., dated July 1, 2004, previously filed with the SEC on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.3
Second Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on December 17, 2007 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended October 31, 2007 and incorporated herein by reference.

4.1
Rights Agreement dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the SEC on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

4.2	Form of Rights Certificate, previously filed with the SEC on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
10.1
Termination Agreement by and between Commerce Energy, Inc. and Tenaska Power Services Co. dated October 17, 2008, previously filed with the SEC on November 13, 2008 as Exhibit 10.91 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.2
Eleventh Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated August 21, 2008, previously filed with the SEC on November 13, 2008 as Exhibit 10.113 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.3
Twelfth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated October 22, 2008, previously filed with the SEC on November 13, 2008 as Exhibit 10.114 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.4
Note and Warrant Purchase Agreement dated August 21, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.116 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.5
First Amendment to Note and Warrant Purchase Agreement dated August 22, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.117 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit Number	Description
10.6
Second Amendment to Note and Warrant Purchase Agreement dated October 23, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.118 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.7
Third Amendment to Note and Warrant Purchase Agreement dated October 27, 2008 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance, LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.119 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.8
Senior Secured Convertible Promissory Note dated August 21, 2008 in the principal amount of $20,931,579 payable to AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.120 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.9
Senior Secured Convertible Promissory Note dated August 22, 2008 in the principal amount of $2,225,410.98 payable to AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.121 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.10
Discretionary Line of Credit Demand Note dated August 27, 2008 in the principal amount of $6,000,000, previously filed with the SEC on November 13, 2008 as Exhibit 10.122 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.11
Security Agreement dated August 21, 2008 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.123 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.12
Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.124 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.13
Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Jesup & Lamont, Inc., previously filed with the SEC on November 13, 2008 as Exhibit 10.125 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.14
Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Bill Corbett, previously filed with the SEC on November 13, 2008 as Exhibit 10.126 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.15
Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Lee E. Mikles Revocable Trust, previously filed with the SEC on November 13, 2008 as Exhibit 10.127 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.16
Asset Purchase Agreement dated October 23, 2008 by and between Commerce Energy, Inc. and Ambit, L.P., previously filed with the SEC on October 29, 2008 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.17
Letter Agreement dated November 11, 2008 by and between Commerce Energy Group, Inc. and Universal Energy Group Ltd., previously filed with the SEC on November 12, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.18
Amendment No. 1 to Letter Agreement dated November 26, 2008, by and between Commerce Energy Group, Inc. and Universal Energy Group Ltd., previously filed with the SEC on November 28, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

Date: December 17, 2008	By: /s/ GREGORY L. CRAIG Gregory L. Craig Chairman & Chief Executive Officer (Principal Executive Officer)

Date: December 17, 2008	By: /s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Filed with this Report:
31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Incorporated by Reference:
3.1
Amended and Restated Certificate of Incorporation of Commerce Energy Group, Inc., previously filed with the SEC on July 6, 2004 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock of Commerce Energy Group, Inc., dated July 1, 2004, previously filed with the SEC on July 6, 2004 as Exhibit 3.4 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

3.3
Second Amended and Restated Bylaws of Commerce Energy Group, Inc., previously filed with the SEC on December 17, 2007 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended October 31, 2007 and incorporated herein by reference.

4.1
Rights Agreement dated as of July 1, 2004, entered into between Commerce Energy Group, Inc. and Computershare Trust Company, as rights agent, previously filed with the SEC on July 6, 2004 as Exhibit 10.1 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.

4.2	Form of Rights Certificate, previously filed with the SEC on July 6, 2004 as Exhibit 10.2 to Commerce Energy Group, Inc.’s Registration Statement on Form 8-A and incorporated herein by reference.
10.1
Termination Agreement by and between Commerce Energy, Inc. and Tenaska Power Services Co. dated October 17, 2008, previously filed with the SEC on November 13, 2008 as Exhibit 10.91 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.2
Eleventh Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated August 21, 2008, previously filed with the SEC on November 13, 2008 as Exhibit 10.113 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.3
Twelfth Amendment to Loan and Security Agreement and Waiver by and among Commerce Energy Group, Inc., Commerce Energy, Inc., Wachovia Capital Finance Corporation (Western), as Agent and Lender, and Wells Fargo Foothill LLC, as Lender, dated October 22, 2008, previously filed with the SEC on November 13, 2008 as Exhibit 10.114 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.4
Note and Warrant Purchase Agreement dated August 21, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.116 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.5
First Amendment to Note and Warrant Purchase Agreement dated August 22, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.117 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.6
Second Amendment to Note and Warrant Purchase Agreement dated October 23, 2008, by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.118 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

Exhibit Number	Description
10.7
Third Amendment to Note and Warrant Purchase Agreement dated October 27, 2008 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance, LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.119 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.8
Senior Secured Convertible Promissory Note dated August 21, 2008 in the principal amount of $20,931,579 payable to AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.120 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.9
Senior Secured Convertible Promissory Note dated August 22, 2008 in the principal amount of $2,225,410.98 payable to AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.121 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.10
Discretionary Line of Credit Demand Note dated August 27, 2008 in the principal amount of $6,000,000, previously filed with the SEC on November 13, 2008 as Exhibit 10.122 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.11
Security Agreement dated August 21, 2008 by and among Commerce Energy Group, Inc., Commerce Energy, Inc. and AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.123 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.12
Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to AP Finance LLC, previously filed with the SEC on November 13, 2008 as Exhibit 10.124 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.13
Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Jesup & Lamont, Inc., previously filed with the SEC on November 13, 2008 as Exhibit 10.125 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.14
Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Bill Corbett, previously filed with the SEC on November 13, 2008 as Exhibit 10.126 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.15
Warrant to Purchase Shares of Common Stock dated August 21, 2008 issued by Commerce Energy Group, Inc. to Lee E. Mikles Revocable Trust, previously filed with the SEC on November 13, 2008 as Exhibit 10.127 to Commerce Energy Group, Inc.’s Annual Report on Form 10-K and incorporated herein by reference.

10.16
Asset Purchase Agreement dated October 23, 2008 by and between Commerce Energy, Inc. and Ambit, L.P., previously filed with the SEC on October 29, 2008 as Exhibit 2.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.17
Letter Agreement dated November 11, 2008 by and between Commerce Energy Group, Inc. and Universal Energy Group Ltd., previously filed with the SEC on November 12, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.18
Amendment No. 1 to Letter Agreement dated November 26, 2008, by and between Commerce Energy Group, Inc. and Universal Energy Group Ltd., previously filed with the SEC on November 28, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

  ________

Exhibit 31.1

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a)
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory L. Craig, Chairman and Chief Executive Officer, of Commerce Energy Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended October 31, 2008 of Commerce Energy Group, Inc.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

COMMERCE ENERGY GROUP, INC.

Date: December 17, 2008	By: /s/ GREGORY L. CRAIG Gregory L. Craig Chairman & Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a)
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Douglas Mitchell, Chief Financial Officer of Commerce Energy Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended October 31, 2008 of Commerce Energy Group, Inc.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

COMMERCE ENERGY GROUP, INC.

Date: December 17, 2008	By: /s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory L. Craig, Chairman and Chief Executive Officer of Commerce Energy Group, Inc. (the “Company”), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350, that, to my knowledge:

1.
The Quarterly Report on Form 10-Q of the Company for the period ended October 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by the Report.

COMMERCE ENERGY GROUP, INC.

Date: December 17, 2008	By: /s/ GREGORY L. CRAIG Gregory L. Craig Chairman & Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF INTERIM CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Douglas Mitchell, Chief Financial Officer of Commerce Energy Group, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350, that to my knowledge:

1.
The Quarterly Report on Form 10-Q of the Company for the period ended October 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by the Report.

COMMERCE ENERGY GROUP, INC.

Date: December 17, 2008	By: /s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Chief Financial Officer (Principal Financial and Accounting Officer)