Form 10-Q
period 2009-01-31
COMMERCE ENERGY GROUP, INC.
filed 2009-03-17
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☒  No ☐

 As of March 13, 2009, 31,762,118 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

COMMERCE ENERGY GROUP, INC.

Form 10-Q

For the Period Ended January 31, 2009

COMMERCE ENERGY GROUP, INC.

Explanatory Note

On December 15, 2008, Commerce Energy Group, Inc, or the Company, filed a current report on Form 8-K/A (Amendment No. 1) dated December 12, 2008, or the December 2008 Form 8-K, with the U.S. Securities and Exchange Commission, or the SEC, reporting, among other things, that it had consented to a foreclosure proceeding under Section 9-620 under the New York Uniform Commercial Code, or the Consensual Foreclosure. In connection with such foreclosure, all of the common stock of Commerce Energy, Inc., the wholly-owned operating company of the Company, or Commerce, was ultimately accepted by the lenders in satisfaction of all of the Company’s secured debt.  To induce the Company to consent rather than exercising its statutory rights to delay the foreclosure, and pursuant to the terms of the acceptance agreement, the lenders (i) consented to the payment of a dividend from Commerce to the Company in the amount of $3.1 million; and (ii) consented to Commerce’s assumption of certain liabilities and obligations of the Company.  Immediately after the Consensual Foreclosure, the Board decided to make a distribution to its stockholders of $2,614,780, after providing for all known and reasonably foreseeable obligations to the Company.  This distribution was comprised of a cash dividend on shares of the Company’s common stock in the amount of $0.084 per share to be paid to the Company’s stockholders of record as of December 11, 2008.  In addition to the dividend payment, such stockholders also received an additional payment of $0.001 per right in connection with the redemption of all the outstanding rights under the Company’s Shareholders Rights Plan dated July 1, 2004.  The distribution date was December 17, 2008.

After the dividend and the redemption payment, the Company has continued as a shell company, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, with no operating business and no material assets.  It is the recommendation of the Board of Directors of the Company to wind up and dissolve the Company.  To that end, the Company intends to notice and hold a special meeting of stockholders to consider and vote upon a proposal to adopt a plan of liquidation and dissolve the Company.  The Company expects to hold this Meeting in May 2009.  The Company has filed a preliminary proxy statement relating to such meeting with the SEC and will be filing a definitive proxy statement relating to the special meeting with the SEC prior to mailing such definitive proxy statement to the Company’s stockholders.  This Quarterly Report on Form 10-Q shall not constitute a solicitation of a proxy to vote shares of common stock of the Company with respect to any matter related to the special meeting.

For a further discussion of the Consensual Foreclosure, including the related pro forma financial information, reference is made to the December 2008 Form 8-K. You should read this quarterly report on Form 10-Q in conjunction with the December 2008 Form 8-K.

i

FORWARD-LOOKING STATEMENTS

Some of the statements in this quarterly report on Form 10-Q which relate to periods prior to the Consensual Foreclosure, during which the Company had an operating business, are forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events which involve risks and uncertainties.   All statements other than statements of historical facts included in this quarterly report on Form 10-Q  relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements.    In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terms.

The forward-looking statements contained in this quarterly report on Form 10-Q involve known and unknown risks and uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.   Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in the Form 10-K and elsewhere in this quarterly report on Form 10-Q, including, without limitation, our ability to obtain and retain credit necessary to profitably support our operations; changes in general economic conditions in the markets in which we may compete; fluctuations in the market price of energy which may negatively impact the competitiveness of our product offerings to current and future customers; decisions by our energy suppliers requiring us to post additional collateral for our energy purchases; uncertainties relating to federal and state proceedings regarding issues emanating from the 2000-2001 California energy crisis, including any resulting federal, state, or administrative legal proceedings which could affect us; increased competition; our ability to address changes in laws and regulations; adverse state or federal legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the U.S. Securities and Exchange Commission, or the SEC.  We caution that, while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including, without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION

(In Thousands)

(Unaudited)

January 31,2009
Total assets; cash	$285
Other liabilities	(127)
Net assets available in liquidation	$158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(In thousands, except per share amounts)

July 31, 2008
ASSETS
Current assets:
Cash and equivalents	$5,042
Accounts receivable, net	82,416
Natural gas inventory	7,717
Prepaid expenses and other current assets	13,269
Total current assets	108,444

Deposits and other assets	1,600
Property and equipment, net	8,009
Other intangible assets, net	3,976

Total assets	$122,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Energy and accounts payable	$58,500
Short-term borrowings	11,756
Accrued liabilities	11,901
Total current liabilities	82,157

Commitments and contingencies

Stockholders’ equity:
Common stock — 150,000 shares authorized with $0.001 par value; 30,762 (unaudited) issued and outstanding at January 31, 2009 and 31,141 at July 31, 2008	61,919
Other comprehensive loss	(996)
Accumulated deficit	(21,051)
Total stockholders’ equity	39,872

Total liabilities and stockholders’ equity	$122,029

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

Net revenue	$23,013	$108,392	$121,627	$213,990
Direct energy costs	25,869	89,126	114,409	178,336
Gross profit	(2,856)	19,266	7,218	35,654
Selling and marketing expenses	1,274	4,260	3,137	8,192
General and administrative expenses	5,687	15,973	17,635	29,433
Adjustment to adopt liquidation basis of accounting	(8,533)	—	24,969	—

Income (loss) from operations	(1,284)	(967)	(38,523)	(1,971)
Other income (expense):
Interest income	5	87	63	317
Interest expense	(1,515)	(369)	(8,361)	(682)
Gain on sale of Texas electric service contracts	(148)	—	7,642	—
Total other income and expenses	(1,658)	(282)	(656)	(365)
Net loss	$(2,942)	$(1,249)	$(39,179)	$(2,336)

Loss per common share:	—		—
Basic	$(.10)	$(0.04)	$(1.26)	$(0.08)
Diluted	$(.10)	$(0.04)	$(1.26)	$(0.08)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended January 31,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(39,179)	$(2,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Adjustment to adopt liquidation basis of accounting	24,969	—
Depreciation	1,038	1,167
Amortization	478	880
Amortization of deferred loan costs	4,720	82
Gain on sale of assets	(7,642)	—
Provision for doubtful accounts	3,596	9,855
Stock-based compensation	13	283
Changes in operating assets and liabilities:
Accounts receivable, net	86,012	(17,539)
Inventory	7,717	1,787
Prepaid expenses and other assets	17,989	(1,380)
Energy and accounts payable	(58,500)	(3,771)
Accrued liabilities and other	(11,774)	(1,192)
Net cash provided by (used in) operating activities	29,437	(12,164)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(2,215)
Proceeds from sale of Texas electric service contracts	9,600	—
Payment received in consensual foreclosure	3,100
Net assets transferred in connection with consensual foreclosure	(30,088)
Net cash used in investing activities	(17,388)	(2,215)

Cash Flows From Financing Activities
Dividend paid to shareholders	(2,615)
Short-term borrowings	(11,756)	3,000
Credit line commitment fee	(2,435)	—
Decrease in restricted cash	—	10,457
Net cash provided by (used in) financing activities	(16,806)	13,457

Decrease in cash and equivalents	(4,757)	(922)
Cash and equivalents at beginning of period	5,042	6,559

Cash and equivalents at end of period	$285	$5,637

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$5,806	$601
Income taxes	$—	$118

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except for Share and Per Share Amounts) — Continued

(Unaudited)

Note 1. Basis of Presentation

The information set forth in this Form 10-Q for the Quarterly Period Ended January 31, 2009, or the January 2009 Form 10-Q, relates to periods during which the Company had an operating business, which periods were prior to the consensual foreclosure, or the Consensual Foreclosure, summarized below and previously disclosed in the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated December 12, 2008 and filed with the Securities and Exchange Commission on December 15, 2008, or the December 2008 Form 8-K. As a result of the Consensual Foreclosure, the Company no longer has an operating business and the Board of Directors of the Company has recommended that the Company be dissolved. The January 2009 Form 10-Q is being filed to comply with a requirement under the Securities Exchange Act of 1934, as amended.  As used herein and unless the context requires otherwise, references to the “Company,” “we,” “us,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries.  “Commerce” refers to Commerce Energy, Inc., our former principal operating subsidiary.

On December 11, 2008, AP Finance, LLC and Commerce Gas and Electric Corp., collectively, the Lenders, notified the Company in writing that an event of default existed under the Discretionary Line of Credit Demand Note executed by the Company and Commerce in favor of AP Finance, LLC, or the Secured Debt. On December 11, 2008, the Lenders proposed under Section 9-620 of the Uniform Commercial Code, or the UCC, as in effect in the State of New York and subject to obtaining the Company’s consent, to accept all shares of stock in Commerce in satisfaction of the Company’s liabilities and obligations with respect to the Secured Debt pursuant to the terms and conditions of an acceptance agreement or the Acceptance Agreement, between the Company and the Lenders.

In connection with the Consensual Foreclosure, to induce the Company to consent rather than exercising its statutory rights to delay the foreclosure, and pursuant to the terms of the Acceptance Agreement, the Lenders: (i) consented to the payment of a divided from Commerce to the Company in the amount of $3.1 million immediately prior to the delivery of the Acceptance Agreement; (ii) consented to Commerce’s assumption of certain liabilities and obligations of the Company identified in an assumption letter dated December 11, 2008 between the Company and Commerce, or the Assumption Letter, including, but not limited to, all liabilities and obligations of the Company under the employment agreements between the Company and its executive officers (including any severance obligations thereunder); (iii) agreed to assume responsibility for the sponsorship and administration of the Company’s employee benefit plans covering Commerce’s employees (other than the equity incentive and employee stock purchase plans); (iv) agreed to indemnify the Company and its officers, directors, employees, agents and representatives from liabilities arising from any breach by Commerce of its obligations under the Assumption Letter; (v) released the Company from any and all liabilities and obligations with respect to the Secured Debt; and (vi) cancelled all warrants to acquire shares of common stock of the Company held by AP Finance, LLC.

The Company consented to the Consensual Foreclosure and executed and delivered the Acceptance Agreement and the other documents related thereto on December 11, 2008.

As a result of the Consensual Foreclosure, the Company ceased all operations. Additionally, following the Consensual Foreclosure and after providing for all known and reasonably foreseeable liabilities and obligations of the Company, the Company decided to make a distribution in the amount of $2,614,780. This distribution was comprised of a cash dividend on shares of the Company’s common stock in the amount of $0.084 per share to be paid to the Company’s stockholders of record as of December 11, 2008. In addition to the dividend payment, such stockholders  also received an additional payment of $0.001 per right in connection with the redemption of all the outstanding Rights under the Company’s Shareholders Rights Plan dated July 1, 2004. The distribution date was December 17, 2008.  After the dividend and the redemption payment, the Company continues as a shell company, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, with no operating business and no material assets.  It is the recommendation of the Board of Directors to wind up and dissolve the Company.

As a result, the Company changed its basis of accounting effective October 31, 2008 (and for the periods ending subsequent to that date) from the going concern basis to a liquidation basis in accordance with generally accepted accounting principals in the United States (“GAAP”).  The valuation of assets and liabilities in liquidation is based on management’s estimate of their net realizable value or settlement amounts at January 31, 2009. Such values could differ materially from amounts ultimately realized in the future as the Company completes its liquidation. Differences between the estimated revalued amounts of assets and liabilities and actual cash transactions after January 31, 2009 will be recognized in the period in which they are subject to reasonable estimation in accordance with GAAP.

The accompanying condensed statement of net assets in liquidation at January 31, 2009, the condensed statements of operations for the three and six month periods ended January 31, 2009 and 2008, and the statements of cash flows for the six month periods ended January 31, 2009 and 2008 are unaudited. Except for the statement of net assets in

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except for Share and Per Share Amounts) — Continued

(Unaudited)

liquidation, these financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, reflect all adjustments which (except as described in these notes to unaudited condensed financial statements) are only of a normal recurring nature and which are necessary for a fair presentation of the net assets in liquidation, cash flows, and results of operations for such periods. Except for the statement of net assets in liquidation, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on November 13, 2008.

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

The following is a reconciliation of the numerator, income (loss), and the denominator, (common shares in thousands), used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(2,942)	$(1,249)	$(39,179)	$(2,336)
Net income (loss) applicable to common stock —basic and diluted	$(2,942)	$(1,249)	$(39,179)	$(2,336)

Denominator:
Weighted-average outstanding common shares — basic	30,947	30,397	30,127	30,391
Effect of stock options	—	—	—	—
Weighted-average outstanding common shares — diluted	30,947	30,397	30,127	30,391

Note 3.  Sale of Texas Electric Service Contracts

On October 24, 2008, Commerce completed the sale of all of its electric service contracts with its customers in Texas and certain assets related to these contracts to Ambit pursuant to the terms and conditions of an Asset Purchase Agreement dated October 23, 2008 by and between Commerce and Ambit.

The initial purchase price paid to Commerce in connection with the transaction was $11.2 million with $8.5 million paid in cash on October 24, 2008, and $2.7 million, to be reduced by customer deposits and adjusted by positive or negative monetary adjustments if the number of active customers transferred deviates by more than 2.5% from 57,588 customers, payable in cash on or before November 24, 2008. The second payment, originally due on November 24, 2008, received on December 5, 2008, totaled $1.1 million, and reflected adjustments primarily due to customer deposits. In addition, Ambit will assume certain liabilities relating to the assets being sold. Ambit has also agreed to make residual payments to Commerce during a period beginning on the closing date and continuing through December 31, 2010. The residual payments, which are calculated and paid monthly, generally consist of $3.50 for each electric service contract being transferred that has charges invoiced to Ambit that are not past due and are estimated to be approximately $3.6 million.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands, Except for Share and Per Share Amounts) — Continued

(Unaudited)

The following details the gain recorded from the sale of Texas electric service contracts:

Proceeds from sale (before residual payments)	$11,200
Less:
Write off of prepaid sales commissions	(1,969)
Settlement of receivables and customer deposits	(596)
Write off of Texas customer related property and equipment	(638)
Broker and legal fees	(355)
Gain on sale of Texas electric service contracts	$7,642

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein and unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries. “Commerce” refers to Commerce Energy, Inc., our former principal operating subsidiary. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2008, or the Form 10-K/A..

Overview

We were an independent marketer of retail electricity and natural gas to residential, commercial, industrial and institutional end-use customers.  We were founded in 1997 as a retail electricity marketer in California. As of October 31, 2008, we delivered electricity to approximately 97,000 customers in California, Maryland, Michigan, New Jersey, Pennsylvania and Texas; and natural gas to approximately 46,000 customers in California, Florida, Georgia, Maryland, Nevada, Ohio and Pennsylvania.

Consensual Foreclosure.

The information set forth in this Quarterly Report on Form 10-Q for the Period Ended January 31, 2009 relates to periods during which the Company had an operating business, which periods were prior to the consensual foreclosure, or the Consensual Foreclosure, summarized below and previously disclosed in the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated December 12, 2008 and filed with the U.S. Securities and Exchange Commission, or  the SEC, on December 15, 2008, or the December 2008 Form 8-K. You are encouraged to read the December 2008 Form 8-K, including the exhibits thereto, in its entirety.   As a result of the Consensual Foreclosure, the Company no longer has an operating business and it is the recommendation of the Board of Directors of the Company to wind up and dissolve the Company.

On December 11, 2008, AP Finance, LLC and Commerce Gas and Electric Corp., collectively the Lenders, notified the Company in writing that an event of default existed under the Discretionary Line of Credit Demand Note executed by the Company and Commerce in favor of AP Finance, LLC, or the Secured Debt.  On December 11, 2008, the Lenders proposed under Section 9-620 of the Uniform Commercial Code, or the UCC as in effect in the State of New York and Section 9620 of the UCC as in effect in the State of California and subject to obtaining the Company’s consent, to accept all shares of stock in Commerce in satisfaction of the Company’s liabilities and obligations with respect to the Secured Debt pursuant to the terms and conditions of an acceptance agreement, or the Acceptance Agreement, between the Company and the Lenders.

In connection with the Consensual Foreclosure, to induce the Company to consent rather than exercising its statutory rights to delay the foreclosure, and pursuant to the terms of the Acceptance Agreement, the Lenders: (i) consented to the payment of a divided from Commerce to the Company in the amount of $3.1 million immediately prior to the delivery of the Acceptance Agreement; (ii) consented to Commerce’s assumption of certain liabilities and obligations of the Company identified in an assumption letter dated December 11, 2008 between the Company and Commerce, or the Assumption Letter, including, but not limited to, all liabilities and obligations of the Company under the employment agreements between the Company and its executive officers (including any severance obligations thereunder); (iii) agreed to assume responsibility for the sponsorship and administration of the Company’s employee benefit plans covering Commerce’s employees (other than the equity incentive and employee stock purchase plans); (iv) agreed to indemnify the Company and its officers, directors, employees, agents and representatives from liabilities arising from any breach by Commerce of its obligations under the Assumption Letter; (v) released the Company from any and all liabilities and obligations with respect to the Secured Debt; and (vi) cancelled all warrants to acquire shares of common stock of the Company held by AP Finance, LLC.

The Company consented to the Consensual Foreclosure and executed and delivered the Acceptance Agreement and the other documents related thereto on December 11, 2008.

As a result of the Consensual Foreclosure, the Company ceased all operations. Additionally, following the Consensual Foreclosure and after providing for all known and reasonably foreseeable liabilities and obligations of the Company, the Board of Directors of the Company, or the Board, decided to make a cash distribution to the Company’s stockholders of $2,614,780. This distribution was comprised of a cash dividend on shares of the Company’s common stock in the amount of $0.084 per share to be paid to the Company’s stockholders of record as of December 11, 2008.   In addition to the dividend payment, such stockholders also received an additional payment of $0.001 per right in connection with the redemption of all the outstanding rights under the Company’s Shareholders Rights Plan dated July 1, 2004.  The distribution date was December 17, 2008.  After the dividend and the redemption payment, the Company continues as a shell company, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, with no operating business and no material assets.  It is the recommendation of the Board to wind up and dissolve the Company.

The December 2008 Form 8-K includes a more detailed description of the Consensual Foreclosure transaction and includes pro form financial information relating thereto.  We encourage you to review the December Form 8-K in conjunction with the quarterly report on Form 10-Q.

Results of Operations

A comparison of the results of operations between fiscal periods would not be helpful to investors due to the announced intention to pursue an orderly cessation of our operations. The Company has implemented liquidation basis accounting effective October 31, 2008.

In connection with the adoption of liquidation accounting discussed above, the Company recognized impairment charges of $25.0 million for the six months ended January 31, 2009.

Liquidity and Capital Resources

As a result of the Consensual Foreclosure, the Company ceased all operations. Additionally, following the Consensual Foreclosure and after providing for all known and reasonably foreseeable liabilities and obligations of the Company, the Company’s board of directors took action to distribute substantially all of its cash to its stockholders, the result of which leaves the Company with virtually no assets.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, the sole remaining officer and employee of the Company, has concluded, based on his evaluation required by paragraph (b) of Rules 13a-15 or 15d-15(e) as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting referenced below to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

In our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2008, we identified material weaknesses in our internal control over financial reporting under the caption “Management’s Report on Internal Control over Financial Reporting” in Part II, Item 9A(T). Controls and Procedures.  The material weaknesses included deficiencies in our internal controls over the existence, completeness and accuracy of revenues, cost of revenues, deferred revenues and associated accounts receivable.   Specifically, the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues may not be adequate to detect material errors in revenues, cost of revenues, deferred revenues and associated accounts receivable. A contributing factor was found to be the ineffective operations of certain of our Information system controls over revenue and billing systems. This control deficiency could result in a misstatement of revenue, deferred revenue and accounts receivable that would result in a material misstatement to the Company’s interim or annual consolidated financial statements. As a result, management determined that this control deficiency constituted a material weakness.

In light of the Consensual Foreclosure, no steps have been taken to remediate the deficiencies because such deficiencies related to controls regarding the business transferred pursuant to the Consensual Foreclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended January  31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2008, or the Form 10-K, for a summary of our previously reported legal proceedings.  Since the date of the Form 10-K, there have been no material developments in previously reported legal proceedings.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

On December 15, 2008, Commerce Energy Group, Inc, or the Company, filed a current report on Form 8-K/A (Amendment No. 1) dated December 12, 2008, with the U.S. Securities and Exchange Commission, or the SEC, reporting, among other things, that it had consented to a foreclosure proceeding under Section 9-620 under the New York Uniform Commercial Code, or the Consensual Foreclosure. As a result of the Consensual Foreclosure, the Company no longer has an operating business and the Board of Directors of the Company has recommended that the Company be wound up and dissolved.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits.

The Exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

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

3.3	Second Amended and Restated Bylaws of Commerce Energy Group, Inc., as amended.
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

10.3

Acceptance Agreement dated as of December 11, 2008 among Commerce Energy Group, Inc., AP Finance, LLC and Commerce Gas and Electric Corp., previously filed with the SEC on December 12, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.4

Assumption Letter dated as of December 11, 2008 between Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the SEC on December 12, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.5*

Amendment to Employment Agreement dated December 11, 2008 between Commerce Energy Group, Inc. and Gregory L. Craig., previously filed with the SEC on December 12, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.6*

Amendment to Employment Agreement dated December 11, 2008 between Commerce Energy Group, Inc. and Michael J. Fallquist, previously filed with the SEC on December 12, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.7*

Amendment to Employment Letter Agreement dated December 11, 2008 between Commerce Energy Group, Inc. and C. Douglas Mitchell, previously filed with the SEC on December 12, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.8*

Amendment to Employment Letter Agreement dated December 11, 2008 between Commerce Energy Group, Inc. and John H. Bomgardner, previously filed with the SEC on December 12, 2008 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit Number	Description
31.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes Compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ENERGY GROUP, INC.

Date: March 17, 2009	By:	/s/ C. DOUGLAS MITCHELL
C. Douglas Mitchell
Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)

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

3.3	Second Amended and Restated Bylaws of Commerce Energy Group, Inc., as amended.
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

10.3

Acceptance Agreement dated as of December 11, 2008 among Commerce Energy Group, Inc., AP Finance, LLC and Commerce Gas and Electric Corp., previously filed with the SEC on December 12, 2008 as Exhibit 99.1 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.4

Assumption Letter dated as of December 11, 2008 between Commerce Energy Group, Inc. and Commerce Energy, Inc., previously filed with the SEC on December 12, 2008 as Exhibit 99.2 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.5*

Amendment to Employment Agreement dated December 11, 2008 between Commerce Energy Group, Inc. and Gregory L. Craig., previously filed with the SEC on December 12, 2008 as Exhibit 99.3 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.6*

Amendment to Employment Agreement dated December 11, 2008 between Commerce Energy Group, Inc. and Michael J. Fallquist, previously filed with the SEC on December 12, 2008 as Exhibit 99.4 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.7*

Amendment to Employment Letter Agreement dated December 11, 2008 between Commerce Energy Group, Inc. and C. Douglas Mitchell, previously filed with the SEC on December 12, 2008 as Exhibit 99.5 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

10.8*

Amendment to Employment Letter Agreement dated December 11, 2008 between Commerce Energy Group, Inc. and John H. Bomgardner, previously filed with the SEC on December 12, 2008 as Exhibit 99.6 to Commerce Energy Group, Inc.’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit Number	Description
31.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes Compensatory plan, contract or arrangement