Form 10-Q
period 2009-04-30
COMMERCE ENERGY GROUP, INC.
filed 2009-06-02
CIK 1274150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

As of May 29, 2009, 30,762,118shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

COMMERCE ENERGY GROUP, INC.

Form 10-Q

For the Period Ended April 30, 2009

COMMERCE ENERGY GROUP, INC.

Explanatory Note

On December 15, 2008, Commerce Energy Group, Inc, or the Company, filed a current report on Form 8-K/A (Amendment No. 1) dated December 12, 2008, or the December 2008 Form 8-K, with the U.S. Securities and Exchange Commission, or the SEC, reporting, among other things, that it had consented to a foreclosure proceeding under Section 9-620 under the New York Uniform Commercial Code, or the Consensual Foreclosure. In connection with the Consensual Foreclosure, all of the common stock of Commerce Energy, Inc., the wholly-owned operating company of the Company, or Commerce, was ultimately accepted by the lenders in satisfaction of all of the Company’s secured debt.  To induce the Company to consent rather than exercising its statutory rights to delay the foreclosure, and pursuant to the terms of the acceptance agreement, the lenders (i) consented to the payment of a dividend from Commerce to the Company in the amount of $3.1 million; and (ii) consented to Commerce’s assumption of certain liabilities and obligations of the Company.  Immediately after the Consensual Foreclosure, the Board decided to make a distribution to its stockholders of $2,614,780, after providing for all known and reasonably foreseeable obligations to the Company.  This distribution was comprised of a cash dividend on shares of the Company’s common stock in the amount of $0.084 per share to be paid to the Company’s stockholders of record as of December 11, 2008.  In addition to the dividend payment, such stockholders received a payment of $0.001 per right in connection with the redemption of all the outstanding rights under the Company’s Shareholders Rights Plan dated July 1, 2004.  The distribution date was December 17, 2008.

After the dividend and the redemption payment, the Company has continued as a shell company, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, with no operating business and no material assets.  It is the recommendation of the Board of Directors of the Company to wind up and dissolve the Company.  To that end, the Company plans to schedule a special meeting of stockholders to consider and vote upon a proposal to adopt a plan of liquidation and dissolve the Company.  The Company expects to file a definitive proxy statement with the SEC and mail proxy materials to shareholders related to the special meeting.  This Quarterly Report on Form 10-Q shall not constitute a solicitation of a proxy to vote shares of common stock of the Company with respect to any matter related to the special meeting.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION

(In Thousands)

(Unaudited)

April 30,2009
Total assets; cash	$225
Other liabilities	(127)
Net assets available in liquidation	$98

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

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Net revenue	$	$105,495	$121,627	$319,485
Direct energy costs		91,362	114,409	269,698
Gross profit		14,133	7,218	49,787
Selling and marketing expenses		3,254	3,137	11,446
General and administrative expenses	60	18,744	17,695	48,177
Impairment of intangibles		1,426		1,426
Adjustment to adopt liquidation basis of accounting			24,969	—

Income (loss) from operations	(60)	(9,291)	(38,583)	(11,262)
Other income (expense):
Interest income		28	63	345
Interest expense		(230)	(8,361)	(912)
Gain on sale of Texas electric service contracts		—	7,642	—
Total other income and expenses		(202)	(656)	(567)
Net loss	$(60)	$(9,493)	$(39,239)	$(11,829)

Loss per common share:	—		—
Basic	$(.00)	$(0.31)	$(1.27)	$(0.39)
Diluted	$(.00)	$(0.31)	$(1.27)	$(0.39)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended April 30,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(39,239)	$(11,829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Adjustment to adopt liquidation basis of accounting	24,969	—
Depreciation	1,038	1,947
Amortization	478	1,244
Amortization of deferred loan costs	4,720	122
Gain on sale of assets	(7,642)	—
Impairment of intangible assets		1,426
Provision for doubtful accounts	3,596	17,709
Stock-based compensation	13	986
Changes in operating assets and liabilities:
Accounts receivable, net	86,012	(8,828)
Inventory	7,717	3,344
Prepaid expenses and other assets	17,989	(2,259)
Energy and accounts payable	(58,500)	(5,047)
Accrued liabilities and other	(11,774)	(1,212)
Net cash provided by (used in) operating activities	29,377	(2,397)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(4,040)
Proceeds from sale of Texas electric service contracts	9,600	—
Payment received in consensual foreclosure	3,100
Net assets transferred in connection with consensual foreclosure	(30,088)
Net cash used in investing activities	(17,388)	(4,040)

Cash Flows From Financing Activities
Dividend paid to shareholders	(2,615)
Short-term borrowings	(11,756)
Credit line commitment fee	(2,435)	—
Repurchase of common stock		(209)
Increase in restricted cash	—	10,457
Net cash provided by (used in) financing activities	(16,806)	10,248

Increase (decrease) in cash and equivalents	(4,817)	3,811
Cash and equivalents at beginning of period	5,042	6,559

Cash and equivalents at end of period	$225	$10,370

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$5,806	$790
Income taxes	$—	$130

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMMERCE ENERGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except for Share and Per Share Amounts)

(Unaudited)

Note 1. Basis of Presentation

The information set forth in this Form 10-Q for the Quarterly Period Ended April 30, 2009, or the April 2009 Form 10-Q, relates primarily to periods during which the Company had an operating business, which periods were prior to the consensual foreclosure on December 11, 2008, or the Consensual Foreclosure, summarized below and previously disclosed in the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated December 12, 2008 and filed with the Securities and Exchange Commission on December 15, 2008, or the December 2008 Form 8-K. As a result of the Consensual Foreclosure, the Company no longer has an operating business and the Board of Directors of the Company has recommended that the Company be dissolved. The April 2009 Form 10-Q is being filed to comply with a requirement under the Securities Exchange Act of 1934, as amended.  As used herein and unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries.  “Commerce” refers to Commerce Energy, Inc., our former principal operating subsidiary.

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

As a result of the Consensual Foreclosure, the Company ceased all operations. Additionally, following the Consensual Foreclosure and after providing for all known and reasonably foreseeable liabilities and obligations of the Company, the Company decided to make a distribution in the amount of $2,614,780. This distribution was comprised of a cash dividend on shares of the Company’s common stock in the amount of $0.084 per share to be paid to the Company’s stockholders of record as of December 11, 2008. In addition to the dividend payment, such stockholders received a payment of $0.001 per right in connection with the redemption of all the outstanding Rights under the Company’s Shareholders Rights Plan dated July 1, 2004. The distribution date was December 17, 2008.  After the dividend and the redemption payment, the Company continues as a shell company, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, with no operating business and no material assets.  It is the recommendation of the Board of Directors to wind up and dissolve the Company.

As a result, the Company changed its basis of accounting effective October 31, 2008 (and for the periods ending subsequent to that date) from the going concern basis to a liquidation basis in accordance with generally accepted accounting principals in the United States (“GAAP”).  The valuation of assets and liabilities in liquidation is based on management’s estimate of their net realizable value or settlement amounts at April 30, 2009. Such values could differ materially from amounts ultimately realized in the future as the Company completes its liquidation. Differences between the estimated revalued amounts of assets and liabilities and actual cash transactions after April 30, 2009 will be recognized in the period in which they are subject to reasonable estimation in accordance with GAAP.

The accompanying condensed statement of net assets in liquidation at April 30, 2009, the condensed statements of operations for the three and nine month periods ended April 30, 2009 and 2008, and the statements of cash flows for the nine month periods ended April 30, 2009 and 2008 are unaudited. Except for the statement of net assets in liquidation, these financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, reflect all adjustments which (except as described in these notes to unaudited condensed financial statements) are only of a normal recurring nature and which are necessary for a fair presentation of the net assets in liquidation, cash flows, and results of operations for such periods. Except for the statement of net assets in liquidation, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K/A (Amendment No. 1) for the Fiscal Year Ended July 31, 2008, filed with the Securities and Exchange Commission on November 13, 2008.

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

The following is a reconciliation of the numerator, income (loss), and the denominator, (common shares in thousands), used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended April 30 31,		Nine Months Ended April 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(60)	$(9,493)	$(39,239)	$(11,829)
Net income (loss) applicable to common stock —basic and diluted	$(60)	$(9,493)	$(39,239)	$(11,829)

Denominator:
Weighted-average outstanding common shares — basic	30,762	30,758	30,947	30,537
Effect of stock options	—	—	—	—
Weighted-average outstanding common shares — diluted	30,762	30,758	30,947	30,537

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein and unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Commerce Energy Group, Inc. and its subsidiaries. “Commerce” refers to Commerce Energy, Inc., our former principal operating subsidiary. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K/A (Amendment No. 1) for the Fiscal Year Ended July 31, 2008, or the Form 10-K/A..

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

Consensual Foreclosure.

The information set forth in this Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2009, or this Quarterly Report, relates primarily to periods during which the Company had an operating business, which periods were prior to the consensual foreclosure on December 11, 2008, or the Consensual Foreclosure, summarized below and previously disclosed in the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated December 12, 2008 and filed with the U.S. Securities and Exchange Commission, or the SEC, on December 15, 2008, or the December 2008 Form 8-K. You are encouraged to read the December 2008 Form 8-K, including the exhibits thereto, in its entirety.  As a result of the Consensual Foreclosure, the Company no longer has an operating business and it is the recommendation of the Board of Directors of the Company to wind up and dissolve the Company.

On December 11, 2008, AP Finance, LLC and Commerce Gas and Electric Corp., collectively the Lenders, notified the Company in writing that an event of default existed under the Discretionary Line of Credit Demand Note executed by the Company and Commerce in favor of AP Finance, LLC, or the Secured Debt.  On December 11, 2008, the Lenders proposed under Section 9-620 of the Uniform Commercial Code, or the UCC, as in effect in the State of New York, and Section 9620 of the UCC, as in effect in the State of California and subject to obtaining the Company’s consent, to accept all shares of stock in Commerce in satisfaction of the Company’s liabilities and obligations with respect to the Secured Debt pursuant to the terms and conditions of an acceptance agreement, or the Acceptance Agreement, between the Company and the Lenders.

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

As a result of the Consensual Foreclosure, the Company ceased all operations. Additionally, following the Consensual Foreclosure and after providing for all known and reasonably foreseeable liabilities and obligations of the Company, the Board of Directors of the Company, or the Board, decided to make a cash distribution to the Company’s stockholders of $2,614,780. This distribution was comprised of a cash dividend on shares of the Company’s common stock in the amount of $0.084 per share to be paid to the Company’s stockholders of record as of December 11, 2008.  In addition to the dividend payment, such stockholders received a payment of $0.001 per right in connection with the redemption of all the outstanding rights under the Company’s Shareholders Rights Plan dated July 1, 2004.  The distribution date was December 17, 2008.  After the dividend and the redemption payment, the Company continues as a shell company, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, with no operating business and no material assets.  It is the recommendation of the Board to wind up and dissolve the Company.

The December 2008 Form 8-K includes a more detailed description of the Consensual Foreclosure transaction and includes pro form financial information relating thereto.  We encourage you to review the December Form 8-K in conjunction with this Quarterly Report.

Results of Operations

A comparison of the results of operations between fiscal periods would not be helpful to investors due to the announced intention to pursue an orderly cessation of our operations. The Company has implemented liquidation basis accounting effective October 31, 2008.

In connection with the adoption of liquidation accounting discussed above, the Company recognized impairment charges of $25.0 million for the nine months ended April 30, 2009.

Liquidity and Capital Resources

As a result of the Consensual Foreclosure, the Company ceased all operations. Additionally, following the Consensual Foreclosure and after providing for all known and reasonably foreseeable liabilities and obligations of the Company, the Board took action to distribute substantially all of its cash to its stockholders, the result of which left the Company with virtually no assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, the sole remaining officer and employee of the Company, has concluded, based on his evaluation required by paragraph (b) of Rules 13a-15 or 15d-15(e), as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting referenced below to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

In the Form 10-K/A, we identified material weaknesses in our internal control over financial reporting under the caption “Management’s Report on Internal Control over Financial Reporting” in Part II, Item 9A(T). Controls and Procedures.  The material weaknesses included deficiencies in our internal controls over the existence, completeness and accuracy of revenues, cost of revenues, deferred revenues and associated accounts receivable.  Specifically, the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues may not be adequate to detect material errors in revenues, cost of revenues, deferred revenues and associated accounts receivable. A contributing factor was found to be the ineffective operations of certain of our information system controls over revenue and billing systems. This control deficiency could result in a misstatement of revenue, deferred revenue and accounts receivable that would result in a material misstatement to the Company’s interim or annual consolidated financial statements. As a result, management determined that this control deficiency constituted a material weakness.

In light of the Consensual Foreclosure, no steps have been taken to remediate the deficiencies because such deficiencies related to controls regarding the business transferred pursuant to the Consensual Foreclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to the Form 10-K/A for a summary of our previously reported legal proceedings.  Since the date of the Form 10-K/A, there have been no material developments in previously reported legal proceedings.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

On December 15, 2008, the Company filed a current report on Form 8-K/A (Amendment No. 1) dated December 12, 2008, with the SEC reporting, among other things, that it had consented to a foreclosure proceeding under Section 9-620 under the New York Uniform Commercial Code, or the Consensual Foreclosure. As a result of the Consensual Foreclosure, the Company no longer has an operating business and the Board has recommended that the Company be wound up and dissolved.

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

3.3

Second Amended and Restated Bylaws of Commerce Energy Group, Inc., as amended, previously filed with the SEC on March 17, 2009 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2009 and incorporated herein by reference.

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

COMMERCE ENERGY GROUP, INC.

Date: June 2, 2009	By:	/s/ C. DOUGLAS MITCHELL
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

3.3

Second Amended and Restated Bylaws of Commerce Energy Group, Inc., as amended, previously filed with the SEC on March 17, 2009 as Exhibit 3.3 to Commerce Energy Group, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2009 and incorporated herein by reference.

31.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.